Form 10-Q
period 1996-03-31
ENDOCARE INC
filed 1996-05-15
CIK 1003464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

  [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

  [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

            For the transition period from            to
                                           ----------    -----------


                         COMMISSION FILE NUMBER 0-27212

                                 ENDOCARE, INC.

A DELAWARE CORPORATION                     I.R.S. EMPLOYER I.D. NO. 33-0618093


                         18 TECHNOLOGY DRIVE, SUITE 134
                           IRVINE, CALIFORNIA  92718
                                 (714) 450-1410

                     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES    X       NO
                                                  --------      --------

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on May 14, 1996 was 5,635,139.

                                 ENDOCARE, INC.
                    FORM 10-Q, QUARTER ENDED MARCH 31, 1996
                                     INDEX


                                                                                               PAGE
                                                                                               ----
                             PART I.  FINANCIAL INFORMATION

Item 1      Financial Statements

                  Consolidated Statements of Operations for the three months                     3
                  ended March 31, 1996 and 1995

                  Consolidated Balance Sheets at March 31, 1996 and                              4
                  December 31, 1995

                  Consolidated Statements of Cash Flows for the three months                     5
                  ended March 31, 1996 and 1995

                  Notes to Financial Statements                                                  6

Item 2      Management's Discussion and Analysis of Financial Condition                          9
            and Results of Operations


                             PART II.  OTHER INFORMATION

Item 1      Legal Proceedings                                                                   12

Item 2      Changes in Securities                                                               12

Item 3      Defaults Upon Senior Securities                                                     12

Item 4      Submission of Matters to a Vote of Security Holders                                 12

Item 5      Other Information                                                                   12

Item 6      Exhibits and Reports on Form 8-K                                                    12



            Signature Page                                                                      13

ITEM 1.  FINANCIAL STATEMENTS



                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                      Three Months Ended March 31,
                                                             --------------------------------------------
                                                                   1996                          1995
                                                             --------------                 -------------
Revenues:
    Net product sales                                        $     369,056                  $    316,322
    Research revenues                                                1,600                        59,768
                                                             --------------                 -------------
         Total revenues                                            370,656                       376,090

Costs and expenses:
    Cost of sales                                                  241,305                       103,474
    Research and development                                       133,650                       197,989
    Selling, general and administrative                            248,407                       165,643
    Impairment loss on long-lived assets                           324,878                             0
                                                             --------------                 -------------
         Total costs and expenses                                  948,240                       467,106
                                                             --------------                 -------------
Loss before income taxes                                          (577,584)                      (91,016)

Provision for income taxes                                               0                             0
                                                             --------------                 -------------
Net loss                                                     $    (577,584)                 $    (91,016)
                                                             ==============                 =============


Net loss per share of common stock                                  $ (.09)
                                                                    =======

Weighted average shares and common
    stock equivalents outstanding                                6,623,873
                                                                ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS

                                                                  March 31, 1996       December 31, 1995
                                                                    (unaudited)            (audited)
                                                                  -------------        -----------------
                                          ASSETS
                                          ------
Current assets:
    Cash and cash equivalents                                     $     485,610             $      1,941
    Accounts receivable, net                                            197,452                  102,416
    Inventories                                                         166,178                  219,298
    Prepaid expenses and other current assets                            30,054                    7,335
                                                                  --------------            -------------
         Total current assets                                           879,294                  330,990

Property and equipment, at cost                                         400,246                  760,011
Less accumulated depreciation and amortization                         (283,191)                (362,046)
                                                                  --------------            -------------
    Net property and equipment                                          117,055                  397,965

Intangible assets                                                             0                   60,831
Other assets                                                             15,907                   15,907
                                                                  --------------            -------------
             Total assets                                         $   1,012,256             $    805,693
                                                                  ==============            =============


                        LIABILITIES AND SHAREHOLDERS'/DIVISION EQUITY
                        ---------------------------------------------
Current liabilities:
    Accounts payable                                              $     204,384             $          0
    Accrued payroll expenses                                             30,286                        0
    Other accrued liabilities                                            37,349                    1,628
    Customer deposits                                                    10,000                      932
                                                                  --------------            -------------
         Total current liabilities                                      282,019                    2,560

Shareholders'/division equity:
    Advances from Medstone International, Inc.                                0                2,831,364
    Common stock, $.001 par value                                         5,629                        0
    Additional paid-in capital                                        1,302,192                        0
    Accumulated deficit                                                (577,584)              (2,028,231)
                                                                  -------------             -------------
         Total shareholders'/division equity                            730,237                  803,133
                                                                  --------------            -------------
             Total liabilities and equity                         $   1,012,256             $    805,693
                                                                  ==============            =============

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Three Months Ended March 31,
                                                                  ---------------------------------------
                                                                       1996                      1995
                                                                  --------------            -------------
Cash flows from operating activities:
- - -------------------------------------
    Net loss                                                      $    (577,584)            $    (91,016)
    Adjustments to reconcile net loss to net
         cash used in operating activities:
             Depreciation                                                 7,586                   36,137
             Impairment loss on long-lived assets                       324,878                        0
    Changes in operating assets and liabilities:
             Accounts receivable                                        (95,036)                  47,757
             Inventories                                                 53,120                    9,240
             Prepaid expenses and other current assets                  (22,719)                 (23,734)
             Accounts payable                                           204,384                   (4,968)
             Accrued payroll expenses                                    30,286                  (21,509)
             Other accrued liabilities                                   35,721                      (52)
             Customer deposits                                            9,068                        0
                                                                  --------------            -------------
Net cash used in operating activities                                   (30,296)                 (48,145)

Cash flows from investing activities:
- - -------------------------------------
    Purchases of property and equipment                                  (6,473)                  (5,264)
    Proceeds from disposals of property and equipment                    15,750                        0
                                                                  --------------            -------------
Net cash provided (used) in investing activities                          9,277                   (5,264)

Cash flows from financing activities:
- - -------------------------------------
    Advances from Medstone                                                    0                   53,409
    Issuance of common stock, Medstone Distribution                     500,000                        0
    Issuance of common stock, other                                       4,688                        0
                                                                  --------------            -------------
Net cash provided by financing activities                               504,688                   53,409
                                                                  --------------            -------------


Net increase in cash and cash equivalents                               483,669                        0
Cash and cash equivalents, beginning of period                            1,941                        0
                                                                  --------------            -------------
Cash and cash equivalents, end of period                          $     485,610             $          0
                                                                  ==============            =============


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND OPERATIONS OF THE COMPANY

    Endocare, Inc. (the "Company") designs, manufactures, and markets medical devices to treat prostate diseases worldwide.

    Since its formation in 1990, Endocare operated first as a research and development department, then later as a division of Medstone International, Inc. ("Medstone"). Effective January 1, 1996, Endocare became a totally independent, publicly-owned corporation. At the beginning of 1996, Endocare, Inc. issued 5,616,528 shares of Endocare common stock to Medstone in exchange for $500,000 cash and the accounts receivable, inventory, and other net assets of the Endocare Division. On February 6, 1996, Medstone distributed to existing Medstone shareholders a stock dividend of one share of Endocare common stock for each share of Medstone common stock outstanding on December 29, 1995.

    All 1995 comparative amounts shown in the accompanying financial statements reflect operations while Endocare was a division of Medstone. In particular, the December 31, 1995 Balance Sheet is before Medstone's conversion of its net advance to equity and before Medstone's contribution of $500,000 cash.


2.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared by Endocare, Inc. in accordance with Securities and Exchange Commission rules and regulations. In the opinion of Company management, the unaudited financial statements include all entries and adjustments necessary for a fair presentation.

    These financial statements should be read in conjunction with the audited financial statements and other information included in the Company's Form 10-K for the year ended December 31, 1995. Financial results for this interim three-month period are not necessarily indicative of results to be expected for the full year 1996.


3.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

4.  SUPPLEMENTAL FINANCIAL STATEMENT DATA

                                                                          March 31,             December 31,
                                                                            1996                    1995
                                                                       --------------          --------------
      Inventories:
      ------------
           Raw materials                                               $      78,451           $     168,788
           Work in process                                                    34,969                   2,849
           Finished goods                                                     52,758                  47,661
                                                                       --------------          --------------
                Total inventories                                      $     166,178           $     219,298
                                                                       ==============          ==============

      Property and Equipment:
      -----------------------
           Production equipment                                        $     112,031           $     721,104
           Furniture and fixtures                                             39,784                  38,907
           Leasehold improvements                                              1,309                       0
           Assets held for disposal (net of reserves)                        247,122                       0
                                                                       --------------          --------------
                Total property and equipment, at cost                        400,246                 760,011
           Accumulated depreciation                                         (283,191)               (362,046)
                                                                       --------------          --------------
                     Net property and equipment                        $     117,055           $     397,965
                                                                       ==============          ==============


5.    IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENT:  ASSET IMPAIRMENT

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Effective January 1, 1996, Endocare adopted this pronouncement. In accordance with this standard, the Company reviewed the cash flows being generated by certain assets which were not expected to be utilized fully in the Company's operations after its spin-out from Medstone International, Inc. Based upon this review, effective January 1, 1996, Endocare reduced the value of certain property and equipment by $264,047 and intangible organizational costs by $60,831 to their estimated fair market values. These adjustments were charged to operations in the quarter ended March 31, 1996.

      The majority of the property and equipment adjustment pertained to laser machines which were no longer generating sales of the Company's ProLase laser catheters. At the December 31, 1995 spin-out date, these sixteen lasers had a net book value of $311,665. Effective January 1, 1996, Endocare reduced them to their estimated disposal value of $50,000, of which $15,750 was realized in the first quarter of 1996.

      The $60,831 adjustment to intangible organizational costs is described in
      Note 6 below.

6.    INTANGIBLE ASSETS

      At the end of 1995, Medstone International, Inc. incurred significant legal, accounting, and other professional expenses in connection with its Distribution of its subsidiaries, Endocare and Urogen, to its existing Medstone shareholders. Medstone elected to capitalize these expenses as deferred organizational costs on its Balance Sheet. At the time of the actual Distribution, $60,831 was allocated by Medstone to Endocare, appearing as Intangible Assets on Endocare's initial December 31, 1995 Balance Sheet. Effective January 1, 1996, in accordance with the new accounting standard described in Note 5 above, Endocare wrote off these amounts entirely.


7.    IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENT:
      STOCK-BASED COMPENSATION

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 1996, Endocare adopted this pronouncement. In accordance with this standard, the Company has elected to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Per this election, compensation related to stock options is calculated as the difference between the grant price and the fair market value of the underlying common shares at the grant date. Endocare's usual practice is to issue stock options with a grant price equal to the fair market value of the Company's common stock on the grant date. Hence, this difference typically will be zero.


8.    EARNINGS PER SHARE

      Earnings per share data for the period is computed using the weighted average number of common shares and dilutive common stock options outstanding, at the average market price for the period. Fully diluted earnings per share amounts are not presented because they approximate primary earnings per share.

      Earnings per share data is not presented for 1995, because at that time Endocare was operating as a division of Medstone. Endocare, Inc. shares were not outstanding at any time during 1995.

ITEM 2.

                                 ENDOCARE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Endocare, Inc. (the "Company") designs, manufactures, and markets medical devices to treat diseases of the prostate, i.e., benign prostate enlargement and prostate cancer. Endocare's business strategy addresses three time frames, representing immediate, intermediate, and long-term opportunities:

   o Endocare's Surgical Disposable devices are being actively marketed at present. Since 1993, Endocare has marketed its ProLase line of disposable laser catheters. In the fourth quarter of 1995, Endocare introduced two new product lines, UroLoops and VaporBars, which accounted for the majority of the Company's revenue in the first quarter of 1996.

   o Endocare's Surgical Systems are intended to provide intermediate growth. In the second quarter of 1996, Endocare introduced its CryoCare system. This equipment allows treatment of prostate cancer using minimally invasive probes which produce rapid, controlled freezing and destruction of the tumor.

   o Endocare's proposed Office-Based Therapy products are envisioned as the foundation for its long-term growth. If successfully developed, this therapeutic approach would offer a pain-free way to provide immediate relief of prostate obstruction in an office-based setting.

Since its formation in 1990, Endocare operated first as a research and development department, then later as a division of Medstone International, Inc. ("Medstone"). In this form, Endocare shared facilities and certain personnel with its parent. Effective January 1, 1996, Endocare began operating as a totally independent corporation. Comparisons of financial results for 1996 with those of 1995 may be impacted significantly by these two very different organizational structures. In 1995 Endocare received direction, services, actual funding, and accounting allocations from Medstone. In 1996 Endocare is independent. All 1996 charges are directly incurred by Endocare as it replaces services previously provided by Medstone with its own resources.

RESULTS OF OPERATIONS

The following table summarizes the three-month Statements of Operations for 1996 and 1995.

                                               Dollars (thousands)            Percentages
                                                Three Months Ended        Three Months Ended
                                                    March 31,                  March 31,            Percent
                                                ------------------       --------------------       Increase
                                                 1996        1995          1996        1995        (Decrease)
                                                ------      ------       --------    --------      ----------
Revenues:
    Net product sales                           $ 369       $ 316           99  %       84  %            +17%
    Research revenues                               2          60            1          16               -97%
                                                ------      ------       --------    --------
         Total revenues                           371         376           100 %      100  %             -1%

Costs and expenses:
    Cost of sales                                 241         103           65          27              +133%
    Research and development                      134         198           36          53               -32%
    Selling, general and administrative           249         166           67          44               +50%
    Impairment loss on long-lived assets          325           0           88           0               ---
                                                ------      ------       --------    --------
         Total costs and expenses                 949         467          256         124              +103%
                                                ------      ------       --------    --------
Loss before income taxes                         (578)        (91)        (156)        (24)             +535%
Provision for income taxes                          0           0            0           0
                                                ------      ------       --------    --------
Net loss                                        $(578)      $ (91)        (156) %      (24) %           +535%
                                                ======      ======       ========    ========


Overall revenue in the first quarters of 1996 and 1995 was virtually the same, approximately $370,000. However, the mix of products sold changed significantly from year to year. In the first quarter of 1995, $60,000 of engineering services were provided to Medstone by Endocare personnel. In 1996, only $1,600 of this research revenue was generated, as Endocare's engineers focused on developing Endocare's own products. Product sales in the first quarter of 1995 consisted almost entirely of ProLase laser catheters. In the first quarter of 1996, overall product sales increased 17% to $369,000 from $316,000 in the first quarter of 1995. ProLase sales dropped to approximately $100,000. However, the new UroLoops and VaporBars contributed approximately $170,000 of revenue in the first quarter of 1996, compared to approximately $110,000 of revenue when introduced in the fourth quarter of 1995. The remaining $100,000 of first quarter revenue came from sales of the Company's DioLase laser machines.

First quarter cost of sales as a percent of revenue increased from 27% in 1995 to 65% in 1996. Resulting in decreased margins of $143,000, this change is largely attributable to the shift in product mix described above. In 1995, revenue consisted of high margin ProLase sales and engineering services. In 1996, competitive market pressures reduced both revenue and margins for ProLase products, and there was virtually no high margin engineering service revenue. These revenue declines were offset by UroLoops and VaporBars, which had high margins, but also by $100,000 of lower margin DioLase sales.

First quarter research and development expense declined $64,000 to $134,000 in 1996 from $198,000 in 1995 for several reasons. As noted previously, Endocare performed virtually no engineering services for Medstone, concentrating its efforts on its own Endocare products. Also, Endocare was at a low point in two product development cycles. CryoCare had already completed regulatory approvals, requiring only limited fine-tuning in preparation for its second quarter market introduction. The major new research and development effort, Office-Based Therapy, was in the relatively low-cost startup phase, acquiring the desired licenses and patents.

First quarter selling, general and administrative expense increased to $248,000 in 1996 from $166,000 in 1995. This increase reflected the higher administrative expense of operating as an independent, publicly-traded company, as well as investment in sales and marketing resources to establish a foundation for future revenue growth.

The overall loss for the first quarter increased to $578,000 in 1996 from $91,000 in 1995. The predominant factor in the loss was the effect of adopting the new accounting pronouncement requiring review of long-lived assets for possible impairment. As described in Note 5 to the financial statements, review of the assets contributed to Endocare by Medstone resulted in a write-down of $325,000 effective January 1, 1996.

Apart from this one-time adjustment, the quarterly loss was $253,000, a $162,000 rise from 1995. The $83,000 increase in selling, general and administrative expense was largely offset by the $64,000 decrease in research and development expense. The remaining $143,000 increase corresponds to the margin decrease due to the revenue mix change described above.


LIQUIDITY AND CAPITAL RESOURCES

In connection with the spin-out, Medstone contributed $500,000 cash to Endocare. In addition, Endocare took possession of $102,000 of its accounts receivable and $219,000 of inventory. Medstone retained responsibility for all financial liabilities incurred before January 1, 1996. With this initial base of current assets, Endocare was able to manage its operations so that only $14,000 of the original $500,000 cash had been consumed by March 31, 1996.

Accounts receivable increased to $197,000, primarily due to several large system sales in March. Fixed asset additions were less than $10,000 during the quarter. As described in Note 5 to the financial statements, implementation of a new accounting standard resulted in write-off of $325,000 of non-current assets effective January 1, 1996. As expected, starting from the initial balance of zero, accounts payable and other current liabilities grew to a more normal operating level of approximately $250,000.

At March 31, 1996, the ratio of current assets to current liabilities was 3.1 to 1. Per its current financial operating plans, the Company believes that its existing cash resources, combined with anticipated cash flows from future operations, possibly supplemented by a modest bank line of credit currently under negotiation, can provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through the end of the fiscal year. Insofar as the Company elects to undertake or accelerate significant research and development projects for new products, it may require additional outside financing at that time.

PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            As described in Note 1 to the financial statements, in January 1996 Endocare was spun-out from its previous parent company, Medstone International, Inc., becoming a totally independent, publicly-traded corporation. In the first quarter of 1996, Endocare, Inc. issued 5,616,528 shares of Endocare common stock to Medstone in exchange for $500,000 cash and the accounts receivable, inventory, and other net assets of the Endocare Division. On February 6, 1996, Medstone distributed to existing Medstone shareholders a stock dividend of one share of Endocare common stock for each share of Medstone common stock outstanding on December 29, 1995.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit 11  Calculation of Earnings Per Share     page 14

                  Exhibit 27  Financial Data Schedule               page 15

            (b)   Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ENDOCARE, INC.
                                            (Registrant)





Date:  May 14, 1996                         /s/ PAUL W. MIKUS
                                            ----------------------------------
                                            Paul W. Mikus
                                            Chairman of the Board,
                                            Chief Executive Officer, President,
                                            Chief Financial Officer