Form 10-Q
period 1996-06-30
ENDOCARE INC
filed 1996-08-14
CIK 1003464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  (Mark One)
   [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       or

  [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

            For the transition period from __________ to __________


                         COMMISSION FILE NUMBER 0-27212

                                 ENDOCARE, INC.

    A DELAWARE CORPORATION                 I.R.S. EMPLOYER I.D. NO. 33-0618093


                         18 TECHNOLOGY DRIVE, SUITE 134
                           IRVINE, CALIFORNIA  92618
                                 (714) 450-1410

                    ----------------------------------------

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
The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on August 8, 1996 was 5,635,139.

                                 ENDOCARE, INC.
                     FORM 10-Q, QUARTER ENDED JUNE 30, 1996
                                     INDEX





                         PART I.  FINANCIAL INFORMATION


Item 1      Financial Statements

                  Consolidated Statements of Operations for the three and six months                                       3
                  ended June 30, 1996 and 1995

                  Consolidated Balance Sheets at June 30, 1996 and                                                         4
                  December 31, 1995

                  Consolidated Statements of Cash Flows for the six months                                                 5
                  ended June 30, 1996 and 1995

                  Notes to Financial Statements                                                                            6

Item 2      Management's Discussion and Analysis of Financial Condition                                                    9
            and Results of Operations


                         PART II.  OTHER INFORMATION

Item 1      Legal Proceedings                                                                                             13

Item 2      Changes in Securities                                                                                         13

Item 3      Defaults Upon Senior Securities                                                                               13

Item 4      Submission of Matters to a Vote of Security Holders                                                           13

Item 5      Other Information                                                                                             13

Item 6      Exhibits and Reports on Form 8-K                                                                              13



            Signature Page                                                                                                14

ITEM 1.  FINANCIAL STATEMENTS



                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               Three Months Ended                     Six Months Ended
                                                    June 30,                              June 30,
                                           ---------------------------           ----------------------------
                                             1996              1995                 1996              1995
                                           ---------         ---------           ----------         ---------
Revenues:
   Net product sales                       $ 419,785         $ 271,425           $  788,841         $ 587,747
   Research revenues                               0            48,473                1,600           108,241
                                           ---------         ---------           ----------         ---------
      Total revenues                         419,785           319,898              790,441           695,988

Costs and expenses:
   Cost of sales                             234,859            82,748              476,164           186,222
   Research and development                  230,006           253,775              363,656           451,764
   Selling, general and administrative       349,477           165,095              597,884           330,739
   Impairment loss on long-lived assets            0                 0              324,878                 0
                                           ----------        ---------           ----------         ---------
      Total costs and expenses               814,342           501,618           $1,762,582           968,725
                                           ----------        ---------           ----------         ---------
Loss before income taxes                    (394,557)         (181,720)            (972,141)         (272,737)
Provision for income taxes                         0                 0                    0                 0
                                           ---------         ---------           ----------         ---------
Net loss                                   $(394,557)        $(181,720)          $ (972,141)        $(272,737)
                                           =========         =========           ==========         =========


Net loss per share of common stock            $ (.07)                                $ (.17)
                                              ======                                 ======

Weighted average shares and common
   stock equivalents outstanding           5,635,139                              5,630,130
                                           =========                              =========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS

                                                                   June 30, 1996          December 31, 1995
                                                                    (unaudited)               (audited)
                                                                    -----------           -----------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                        $  282,104              $     1,941
    Accounts receivable, net                                            115,367                  102,416
    Inventories                                                         146,093                  219,298
    Prepaid expenses and other current assets                            21,479                    7,335
                                                                     ----------              -----------
         Total current assets                                           565,043                  330,990

Property and equipment, at cost                                         393,494                  760,011
Less accumulated depreciation and amortization                         (273,007)                (362,046)
                                                                     ----------              -----------
    Net property and equipment                                          120,487                  397,965

Intangible assets                                                             0                   60,831
Other assets                                                             15,907                   15,907
                                                                     ----------              -----------
             Total assets                                            $  701,437              $   805,693
                                                                     ==========              ===========

                LIABILITIES  AND  SHAREHOLDERS'/DIVISION  EQUITY

Current liabilities:
    Accounts payable                                                 $  277,059              $         0
    Accrued payroll expenses                                             40,004                        0
    Other accrued liabilities                                            22,501                    1,628
    Customer deposits                                                       985                      932
                                                                     ----------              -----------
         Total current liabilities                                      340,549                    2,560

Shareholders'/division equity:
    Advances from Medstone International, Inc.                                0                2,831,364
    Common stock, $.001 par value                                         5,635                        0
    Additional paid-in capital                                        1,327,394                        0
    Accumulated deficit                                                (972,141)              (2,028,231)
                                                                     ----------              -----------
         Total shareholders'/division equity                            360,888                  803,133
                                                                     ----------              -----------
             Total liabilities and equity                            $  701,437              $   805,693
                                                                     ==========              ===========

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Six Months Ended June 30,
                                                                      -----------------------------------
                                                                         1996                     1995
                                                                      ----------               ----------
Cash flows from operating activities:
    Net loss                                                          $(972,141)               $(272,737)
    Adjustments to reconcile net loss to net
         cash used in operating activities:
             Depreciation                                                16,260                   79,451
             Impairment loss on long-lived assets                       324,878                        0
    Changes in operating assets and liabilities:
             Accounts receivable                                        (12,951)                  93,871
             Inventories                                                 73,205                   22,923
             Prepaid expenses and other current assets                  (14,144)                  13,000
             Accounts payable                                           277,059                   10,496
             Accrued payroll expenses                                    40,004                  (28,428)
             Other accrued liabilities                                   20,873                      172
             Customer deposits                                               53                        0
                                                                      ----------               ----------
Net cash used in operating activities                                  (246,904)                 (81,252)

Cash flows from investing activities:
    Purchases of property and equipment                                 (20,207)                  (5,264)
    Proceeds from disposals of property and equipment                    17,379                        0
                                                                      ---------                ---------
Net cash used in investing activities                                    (2,828)                  (5,264)

Cash flows from financing activities:
    Advances from Medstone                                                    0                   86,516
    Issuance of common stock, Medstone Distribution                     500,000                        0
    Issuance of common stock, other                                      29,895                        0
                                                                      ---------                ---------
Net cash provided by financing activities                               529,895                   86,516
                                                                      ---------                ---------


Net increase in cash and cash equivalents                               280,163                        0
Cash and cash equivalents, beginning of period                            1,941                        0
                                                                      ---------                ---------
Cash and cash equivalents, end of period                              $ 282,104                $       0
                                                                      =========                =========


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

    These financial statements should be read in conjunction with the audited financial statements and other information included in the Company's Form 10-K for the year ended December 31, 1995. Financial results for this interim six-month period are not necessarily indicative of results to be expected for the full year 1996.


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

4.  SUPPLEMENTAL FINANCIAL STATEMENT DATA

                                                                           June 30,              December 31,
                                                                             1996                    1995
                                                                           ---------             ------------
      Inventories:
           Raw materials                                                   $  54,561               $ 168,788
           Work in process                                                    26,512                   2,849
           Finished goods                                                     65,020                  47,661
                                                                           ---------               ---------
                Total inventories                                          $ 146,093               $ 219,298
                                                                           =========               =========

      Property and Equipment:
           Production equipment                                            $ 112,031               $ 721,104
           Furniture and fixtures                                             47,750                  38,907
           Leasehold improvements                                              7,076                       0
           Assets held for disposal (net of reserves)                        226,637                       0
                                                                           ---------               ---------
                Total property and equipment, at cost                        393,494                 760,011
           Accumulated depreciation                                         (273,007)               (362,046)
                                                                           ---------               ---------
                     Net property and equipment                            $ 120,487               $ 397,965
                                                                           =========               =========


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

    The majority of the property and equipment adjustment pertained to laser machines which were no longer generating sales of the Company's ProLase laser catheters. At the December 31, 1995 spin-out date, these sixteen lasers had a net book value of $311,665. Effective January 1, 1996, Endocare reduced them to their estimated disposal value of $50,000, of which $15,750 was realized in the first quarter of 1996 and $1,629 in the second quarter.

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


7.    IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENT:
      STOCK-BASED COMPENSATION

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 1996, Endocare adopted this pronouncement. In accordance with this standard, the Company has elected to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Per this election, compensation related to employee stock options is calculated as the difference between the grant price and the fair market value of the underlying common shares at the grant date. Endocare's usual practice is to issue stock options with a grant price equal to the fair market value of the Company's common stock on the grant date. Hence, this difference typically will be zero.


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

ITEM 2.

                                 ENDOCARE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Endocare, Inc. (the "Company") designs, manufactures, and markets medical devices to treat diseases of the prostate, i.e., benign prostate enlargement and prostate cancer. Endocare's business strategy addresses three time frames, representing immediate, intermediate, and long-term opportunities:

  - Endocare's Surgical Disposable devices are being actively marketed at present. Since 1993, Endocare has marketed its ProLase line of disposable laser catheters. In the fourth quarter of 1995, Endocare introduced two new product lines, UroLoops and VaporBars, which contributed the largest portion of the Company's revenue in the first half of 1996.

  - Endocare's Surgical Systems are intended to provide intermediate growth. In the second quarter of 1996, Endocare introduced its CryoCare system. This equipment allows treatment of prostate tumors using minimally invasive probes which produce rapid, controlled freezing and destruction of the tumor.

  - Endocare's proposed Office-Based Therapy products are envisioned as the foundation for its long-term growth. If successfully developed, this therapeutic approach would offer a pain-free way to provide immediate relief of prostate obstruction in an office-based setting.

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

RESULTS OF OPERATIONS

The following table summarizes the six-month Statements of Operations for 1996 and 1995.

                                               Dollars (thousands)           Percentages
                                                 Six Months Ended          Six Months Ended
                                                     June 30,                  June 30,                 Percent
                                                ------------------       --------------------          Increase
                                                 1996        1995          1996        1995           (Decrease)
                                                ------      ------       --------    --------         ----------
Revenues:
    Net product sales                          $  789       $ 588          100 %        84 %             +34%
    Research revenues                               1         108            0          16               -99%
                                               ------       -----         ----         ---
         Total revenues                           790         696          100 %       100 %             +14%

Costs and expenses:
    Cost of sales                                 476         186           60          27              +156%
    Research and development                      363         452           46          65               -20%
    Selling, general and administrative           598         331           76          47               +81%
    Impairment loss on long-lived assets          325           0           41           0               ---
                                               ------       -----         ----         ---
         Total costs and expenses               1,762         969          223         139               +82%
                                               ------       -----         ----         ---
Loss before income taxes                         (972)       (273)        (123)        (39)             +256%
Provision for income taxes                          0           0            0           0
                                               ------       -----         ----         ---
Net loss                                       $ (972)      $(273)        (123)%       (39)%            +256%
                                               ======       =====         ====         ===


Product revenue in the second quarter of 1996 increased to $420,000, 55% higher than the second quarter of 1995 and 14% higher than the immediately preceding first quarter of 1996. Product revenue for the first six months of 1996 was $789,000, a 34% increase from 1995. As Endocare's product lines evolved, the mix of products sold changed significantly between 1995 and 1996. In 1995 product sales consisted almost entirely of ProLase laser catheters, the volumes of which had dropped considerably by 1996. However, Endocare's newly introduced UroLoops and VaporBars contributed significant revenue in the first half of 1996. Furthermore, in May of 1996 Endocare introduced its new CryoCare surgical systems, which accounted for over a third of second quarter revenue.

The increase in total revenue was somewhat lower because Endocare no longer is performing research services for Medstone International, which had reported roughly $50,000 per quarter of service revenue in 1995.

Second quarter gross margins increased to 44% from 35% in the first quarter, largely due to the introduction of high margin CryoCare systems and a decrease in sales of low margin DioLase units. Margins in 1996 remain lower than those reported in comparable periods of 1995 for several reasons. First, 1996 has virtually no research revenues from Medstone, which had been reported as 100% margin in 1995. Second, by 1996 competitive market pressures had reduced margins for ProLase products. Finally, 1996 saw significant sales of low margin DioLase units, particularly in the first quarter.

Compared to 1995, research and development expense in 1996 declined by $24,000 and $88,000 for the three and six months respectively. As noted previously, Endocare performed virtually no engineering services for Medstone, concentrating its efforts on its own Endocare products. Also, Endocare was at a low point in two product development cycles. CryoCare had already completed regulatory approvals, requiring only limited fine-tuning in preparation for its second quarter market introduction. The major new research and development effort, Office-Based Therapy, was in the relatively low-cost startup phase, acquiring the desired licenses and patents.

For the first six months, selling, general and administrative expense increased to $598,000, 81% higher than 1995. Most of that increase, $184,000, occurred in the second quarter when sales and marketing expenses were particularly high for the introduction of the new CryoCare systems at the annual American Urological Association trade show. Increases also reflected the higher administrative expense of operating as an independent, publicly-traded company, as well as general investment in sales and marketing resources to establish a foundation for future revenue growth.

The overall loss for the second quarter decreased to $395,000 from $578,000 in the first quarter of 1996. For the first six months, the loss was $972,000 compared to $273,000 in 1995. Much of this increase came from the changes in product margin mix and increase in selling, general and administrative costs described above. In addition, a major factor in the loss was the effect of adopting the new accounting pronouncement requiring review of long-lived assets for possible impairment. As described in Note 5 to the financial statements, review of the assets contributed to Endocare by Medstone resulted in a write-down of $325,000 effective January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the spin-out, Medstone contributed $500,000 cash to Endocare. In addition, Endocare took possession of $102,000 of its accounts receivable and $219,000 of inventory. Medstone retained responsibility for all financial liabilities incurred before January 1, 1996. With this initial base of current assets, Endocare was able to manage its operations so that cash balances remained at $282,000 at June 30, 1996.

Despite higher revenue levels, firm credit management kept June 30 net accounts receivable at $115,000, only slightly higher than the $102,000 at the beginning of the year. Improved inventory management brought that balance down to $146,000 from $219,000 at December 31, 1995. Fixed asset additions during the six months were roughly $20,000. As described in Note 5 to the financial statements, implementation of a new accounting standard resulted in write-off of $325,000 of non-current assets effective January 1, 1996. As expected, starting from the initial balance of zero, accounts payable and other current liabilities grew to a more normal operating level of approximately $340,000.

At June 30, 1996, the ratio of current assets to current liabilities was 1.7 to
1. Per its current financial operating plans, the Company believes that its existing cash resources, combined with anticipated cash flows from future operations, possibly supplemented by a line of credit currently under negotiation, can provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through the end of the fiscal year. Insofar as the Company elects to undertake or accelerate significant research and development projects for new products, it may require additional outside financing at that time.

The preceding forward-looking statements are subject to uncertainties in economic conditions, regulatory issues, and other risk factors highlighted in the Company's Form 10-K for the period ended December 31, 1995. Such factors may cause actual future results to differ significantly from management's current expectations.

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

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                    Exhibit 11  Calculation of Earnings Per Share        page 15

                    Exhibit 27  Financial Data Schedule                  page 16

            (b)   Reports on Form 8-K

                    April 25, 1996: Licensing agreement with Brigham and Women's Hospital.

                    April 29, 1996: Change in accountants to KPMG Peat Marwick LLP.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ENDOCARE, INC.
                                       (Registrant)





Date:  August 13, 1996                 /s/ PAUL W. MIKUS
                                       ------------------------------
                                       Paul W. Mikus
                                       Chairman of the Board,
                                       Chief Executive Officer, President,
                                       Chief Financial Officer