Form 10-Q
period 1996-09-30
ENDOCARE INC
filed 1996-11-14
CIK 1003464

                                 ENDOCARE, INC.
                   FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 1996



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on November 8, 1996 was 5,645,139.

                                 ENDOCARE, INC.

                   FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                               PAGE
                                                                               ----
                          PART I. FINANCIAL INFORMATION

Item 1       Financial Statements

                   Condensed Statements of Operations for the three and
                   nine months ended September 30, 1996 and 1995                 3

                   Condensed Balance Sheets at September 30, 1996 and
                   December 31, 1995                                             4

                   Condensed Statements of Cash Flows for the nine months
                   ended September 30, 1996 and 1995                             5

                   Notes to Financial Statements                                 6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          10


                           PART II. OTHER INFORMATION

Item 1       Legal Proceedings                                                  14

Item 2       Changes in Securities                                              14

Item 3       Defaults Upon Senior Securities                                    14

Item 4       Submission of Matters to a Vote of Security Holders                14

Item 5       Other Information                                                  14

Item 6       Exhibits and Reports on Form 8-K                                   14


             Signature Page                                                     15

ITEM 1.  FINANCIAL STATEMENTS



                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                               ------------------------------        ------------------------------
                                                   1996               1995               1996               1995
                                               -----------        -----------        -----------        -----------

Revenues:
    Net product sales                          $   639,073        $   161,445        $ 1,427,914        $   749,192
    Research revenues                                    0            107,049              1,600            215,290
                                               -----------        -----------        -----------        -----------
       Total revenues                              639,073            268,494          1,429,514            964,482

Costs and expenses:
    Cost of sales                                  288,542             73,932            764,706            260,154
    Research and development                       323,161            167,744            686,816            619,508
    Selling, general and administrative            313,632            136,318            911,517            467,057
    Impairment loss on long-lived assets                 0                  0            324,878                  0
                                               -----------        -----------        -----------        -----------
       Total costs and expenses                    925,335            377,994          2,687,917          1,346,719
                                               -----------        -----------        -----------        -----------
Loss before income taxes                          (286,262)          (109,500)        (1,258,403)          (382,237)
Provision for income taxes                               0                  0                  0                  0
                                               -----------        -----------        -----------        -----------
Net loss                                       $  (286,262)       $  (109,500)       $(1,258,403)       $  (382,237)
                                               ===========        ===========        ===========        ===========


Net loss per share of common stock             $      (.05)                          $      (.22)
                                               ===========                           ===========

Weighted average shares and common
    stock equivalents outstanding                5,638,943                             5,633,068
                                               ===========                           ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS

                                                                   September 30, 1996  December 31, 1995
                                                                      (unaudited)         (audited)
                                                                      -----------        -----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                        $   687,835        $     1,941
     Accounts receivable, net                                             315,044            102,416
     Inventories                                                          228,921            219,298
     Prepaid expenses and other current assets                             70,361              7,335
                                                                      -----------        -----------
         Total current assets                                           1,302,161            330,990

Property and equipment, at cost                                           362,214            760,011
Less accumulated depreciation and amortization                           (256,064)          (362,046)
                                                                      -----------        -----------
     Net property and equipment                                           106,150            397,965

Intangible assets                                                               0             60,831
Other assets                                                                5,907             15,907
                                                                      -----------        -----------

              Total assets                                            $ 1,414,218        $   805,693
                                                                      ===========        ===========


                  LIABILITIES AND SHAREHOLDERS'/DIVISION EQUITY
Current liabilities:
     Accounts payable                                                 $   429,186        $         0
     Accrued payroll expenses                                              56,531                  0
     Other accrued liabilities                                             66,137              1,628
     Customer deposits                                                      2,268                932
                                                                      -----------        -----------
         Total current liabilities                                        554,122              2,560

Convertible note payable                                                  750,000                  0

Shareholders'/division equity:
     Advances from Medstone International, Inc.                                 0          2,831,364
     Common stock, $.001 par value                                          5,645                  0
     Additional paid-in capital                                         1,362,854                  0
     Accumulated deficit                                               (1,258,403)        (2,028,231)
                                                                      -----------        -----------
         Total shareholders'/division equity                              110,096            803,133
                                                                      -----------        -----------

              Total liabilities and equity                            $ 1,414,218        $   805,693
                                                                      ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                 1996               1995
                                                              -----------        ---------
Cash flows from operating activities:
     Net loss                                                 $(1,258,403)       $(382,237)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation                                         25,385          125,005
              Impairment loss on long-lived assets                324,878                0
     Changes in operating assets and liabilities:
              Accounts receivable                                (212,628)         110,756
              Inventories                                          (9,623)         (59,405)
              Prepaid expenses and other current assets           (63,025)           4,430
              Other assets                                         10,000          (14,328)
              Accounts payable                                    429,186           32,942
              Accrued payroll expenses                             56,531          (88,484)
              Other accrued liabilities                            64,509             (122)
              Customer deposits                                     1,336                0
                                                              -----------        ---------
Net cash used in operating activities                            (631,854)        (271,443)

Cash flows from investing activities:
     Purchases of property and equipment                          (24,991)         (19,814)
     Disposals of property and equipment                           27,374           26,594
                                                              -----------        ---------
Net cash provided by investing activities                           2,383            6,780

Cash flows from financing activities:
     Advances from Medstone                                             0          264,663
     Borrowing on convertible note payable                        750,000                0
     Issuance of common stock, Medstone Distribution              500,000                0
     Issuance of common stock, other                               65,365                0
                                                              -----------        ---------
Net cash provided by financing activities                       1,315,365          264,663
                                                              -----------        ---------


Net increase in cash and cash equivalents                         685,894                0
Cash and cash equivalents, beginning of period                      1,941                0
                                                              -----------        ---------
Cash and cash equivalents, end of period                      $   687,835        $       0
                                                              ===========        =========


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

     These financial statements should be read in conjunction with the audited financial statements and other information included in the Company's Form 10-K for the year ended December 31, 1995. Financial results for this interim nine-month period are not necessarily indicative of results to be expected for the full year 1996.


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

4.   SUPPLEMENTAL FINANCIAL STATEMENT DATA

                                                    September 30,    December 31,
                                                        1996             1995
                                                      ---------        ---------
Inventories:
     Raw materials                                    $ 161,209        $ 168,788
     Work in process                                     45,249            2,849
     Finished goods                                      22,463           47,661
                                                      ---------        ---------
          Total inventories                           $ 228,921        $ 219,298
                                                      =========        =========

Property and Equipment:
     Production equipment                             $ 115,528        $ 721,104
     Furniture and fixtures                              49,037           38,907
     Leasehold improvements                               7,076                0
     Assets held for disposal (net of reserves)         190,573                0
                                                      ---------        ---------
          Total property and equipment, at cost         362,214          760,011
     Accumulated depreciation                          (256,064)        (362,046)
                                                      ---------        ---------
               Net property and equipment             $ 106,150        $ 397,965
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

       The majority of the property and equipment adjustment pertained to laser machines which were no longer generating sales of the Company's ProLase laser catheters. At the December 31, 1995 spin-out date, these sixteen lasers had a net book value of $311,665. Effective January 1, 1996, Endocare reduced them to their estimated disposal value of $50,000, of which $15,750 was realized in the first quarter of 1996, $1,629 in the second quarter, and $9,995 in the third quarter.

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

9.    CONVERTIBLE LOAN PAYABLE

      On August 26, 1996, Endocare obtained a two-year $1,500,000 borrowing facility from four partnerships managed by Technology Funding, a venture capital firm. At September 30, 1996, $750,000 was outstanding under this loan. The remaining $750,000 may be borrowed by Endocare under the loan at any time prior to August 26, 1998, if Endocare meets certain financial requirements.

      The loan accrues interest at the rate of 16% per year, which is due and payable in arrears on the maturity date. The outstanding principal and interest under the loan is convertible into common stock of Endocare at a conversion price of $2.50 per share, subject to certain conditions. All of the obligations under the loan are secured by a security interest in all present and after acquired personal property of Endocare.

      In connection with entering into this loan, Endocare issued to such partnerships warrants to purchase an aggregate of up to 150,000 shares of Endocare common stock. The warrants are exercisable at any time on or before August 26, 2001, at an exercise price of $3.00 per share, subject to adjustment.

ITEM 2.

                                 ENDOCARE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Endocare, Inc. (the "Company") designs, manufactures, and markets medical devices to treat diseases of the prostate, including prostate cancer and prostate enlargement. Endocare began marketing disposable surgical devices in 1993 with the introduction of the ProLase laser catheter. In late 1995, Endocare began marketing two new disposable product families, the UroLoop and VaporBar electrosurgical cutting elements, which became the more significant portion of revenue in early 1996. In May 1996, the Company introduced its new CryoCare cryosurgical system for the treatment of prostate cancer. The Company expects surgical systems to comprise a larger portion of revenue generated in the future.

Endocare currently is developing additional, innovative therapies for prostate enlargement. The Company does not expect to be profitable in the foreseeable future because of increased operating expenses from expanded research and development efforts and support of clinical trials for products currently under development.

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

RESULTS OF OPERATIONS

Product revenue for the nine months ended September 30, 1996 increased 91% to $1,428,000 compared to $749,000 for the nine months ended September 30, 1995. For the three months ended September 30, 1996, product revenue increased 296% to $639,000 from $161,000 in the corresponding quarter in 1995. These increases have resulted from the introduction of new products. In 1995 product sales consisted almost entirely of ProLase laser catheters, the volumes of which had dropped considerably by the end of 1995. At the beginning of 1996, Endocare's newly introduced UroLoops and VaporBars began contributing significant revenue. In May 1996, Endocare introduced its new CryoCare surgical system, which generated $162,000 of revenue in the second quarter and $479,000 in the third quarter of 1996.

Research revenue was $1,600 and zero for the nine and three month periods ended September 30, 1996. In 1996 Endocare is focusing its research efforts on its own internal product development rather than performing research services for its former parent, Medstone. In 1995 Medstone reported $215,000 and $107,000 of Endocare research revenue for the nine and three month periods, respectively.

Gross margins on product sales were 55% in the three months ended September 30 in both 1996 and 1995. However, product margins for the nine months ended September 30 were 46% in 1996 and 65% in 1995. These differences are caused by changes in Endocare's product revenue mix as new products were introduced and older products exhibited margin declines. The 1996 nine month margin is significantly lower than 1995 because 1995's margins were high in the beginning of the year and then declined, while 1996's margins were low in the beginning of the year and then rose. In 1995 Endocare's revenue was almost entirely from ProLase, where margins were eroding from quarter to quarter as newer technologies became more popular. In 1996 this trend has been reversed by increasing revenue and higher margins on the new UroLoop and VaporBar products introduced in the fourth quarter of 1995 and on the CryoCare systems introduced in May, 1996.

Research and development expense increased to $687,000 and $323,000 for the nine and three month periods ended September 30, 1996, compared to $620,000 and $168,000 for the corresponding periods in 1995. The 1996 amounts represent increases of 11% and 107% compared to the corresponding periods in 1995. These increases primarily reflect increased development efforts completing development of the new CryoCare system in the beginning of 1996 and initiation of other new product development in the second and third quarters.

Selling, general and administrative expense increased to $912,000 and $314,000 for the nine and three month periods ended September 30, 1996, compared to $467,000 and $136,000 for the corresponding periods in 1995. The 1996 amounts represent increases of 95% and 130% compared to the corresponding periods in 1995. These increases reflect the higher administrative expense of operating as an independent, publicly-traded company, as well as general investment in sales and marketing resources to establish a foundation for future revenue growth. Also, during the second quarter of 1996, sales and marketing expenses increased for the introduction of the new CryoCare system.

Endocare's net loss was $1,258,000 and $286,000 for the nine and three month periods ended September 30, 1996. These amounts compare to losses of $382,000 and $110,000 for the corresponding periods in 1995. This increase was primarily due to the increase in selling, general and administrative costs described above. In addition, a major factor contributing to the loss was the effect of adopting the new accounting pronouncement requiring review of long-lived assets for possible impairment. As described in Note 5 to the financial statements, review of the assets contributed to Endocare by Medstone resulted in a write-down of $325,000 effective January 1, 1996.

Within 1996, the quarterly losses decreased from $578,000 in the first quarter to $395,000 in the second quarter and $286,000 in the third quarter. This improvement mainly results from increasing quarterly revenue and gross margin contributions.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, Endocare's cash balance was $688,000, compared to $2,000 at December 31, 1995. This cash increase was provided by product sales as well as two financing transactions.

In connection with the January 1996 spin-out, Medstone contributed $500,000 cash to Endocare. In addition, Endocare took possession of $102,000 of its accounts receivable and $219,000 of inventory. Medstone retained responsibility for all financial liabilities incurred before January 1, 1996.

In August, 1996, Endocare obtained a two-year $1,500,000 secured borrowing facility with four partnerships managed by Technology Funding, a venture capital firm. At September 30, 1996, $750,000 was outstanding under this loan.

Additional working capital has been used as Endocare's operations have increased in 1996. With higher revenue levels, net accounts receivable increased to $315,000 at September 30, 1996, compared to approximately $100,000 at both December 31, 1995, and June 30, 1996. To support higher production levels, inventory increased to $229,000 at September 30, 1996, approximately $10,000 higher than at the beginning of the year. Fixed asset additions during the nine months ended September 30, 1996 were approximately $25,000. As described in Note 5 to the financial statements, implementation of a new accounting standard resulted in a non-cash write-off of $325,000 of non-current assets effective January 1, 1996. Working capital was provided as accounts payable and other current liabilities grew to an operating level of approximately $550,000, starting from the initial zero balance at the January 1, 1996, spin-out from Medstone.

At September 30, 1996, the ratio of current assets to current liabilities was
2.3 to 1. Per its current financial operating plans, the Company believes that its existing cash resources and anticipated cash flows from future operations can provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through at least the first quarter of 1997. Insofar as the Company may elect to undertake or accelerate significant research and development projects for new products, it may require additional outside financing prior to such time.

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

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                     Exhibit 11  Calculation of Earnings Per Share    page 16

                     Exhibit 27  Financial Data Schedule              page 17

             (b)   Reports on Form 8-K

                     September 10, 1996: Convertible note agreement with Technology Funding.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ENDOCARE, INC.
                                             (Registrant)






Date:  November 13, 1996                    /s/ PAUL W. MIKUS
                                            ---------------------------------
                                            Paul W. Mikus
                                            Chairman of the Board,
                                            Chief Executive Officer, President,
                                            Chief Financial Officer