Form 10-K
period 1996-12-31
ENDOCARE INC
filed 1997-02-21
CIK 1003464

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K
(MARK ONE)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                         COMMISSION FILE NUMBER 0-27212

                                 ENDOCARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                33-0618093
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

    18 TECHNOLOGY DRIVE, SUITE 134, IRVINE, CALIFORNIA     92618
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 450-1410

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [ ]

     The number of shares of the registrant's common stock outstanding as of February 12, 1997 was 8,195,853.

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $32,783,875 (computed using the average bid and asked prices quoted on the NASD Electronic Bulletin board on February 12, 1997).

===============================================================================

                                 ENDOCARE, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996



                                  Item Number and Caption
                                  -----------------------                                               Page
PART I                                                                                                 Number
------                                                                                                 ------
   Item 1.     Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
   Item 2.     Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
   Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
   Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .    14


PART II
-------

   Item 5.     Market for Registrant's Common Equity
                 and Related Shareholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . .    15
   Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
   Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .    18
   Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .    21
   Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .    21


PART III
--------

   Item 10.    Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . .    22
   Item 11.    Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
   Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
   Item 13.    Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . .    28


PART IV
-------

   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K   . . . . . . . . . .    29

                                     PART I

ITEM 1.     BUSINESS

GENERAL

      ENDOcare develops, manufactures and markets minimally invasive medical devices to treat a variety of urological conditions. The Company has focused its efforts on the development of surgical devices for the treatment of the two most common diseases of the prostate: Benign Prostate Hyperplasia ("BPH") and prostate cancer. To date, the Company has received marketing clearance by the FDA for six of its products and has an attractive research and development pipeline for the development of other novel urological devices.

      ENDOcare has developed and recently introduced an innovative, second generation cryosurgical system for the treatment of prostate cancer. The CRYOcare System(TM) offers the advantage of controlled, targeted freezing of the tumor with the benefit of faster patient recovery and minimal complications. In November 1996, the Company entered into an exclusive worldwide distribution agreement with Boston Scientific Corporation ("Boston Scientific") to market and sell the CRYOcare System for urological applications. The Company expects that the partnership with Boston Scientific will allow the proper clinical and market development necessary to position the CRYOcare System as an accepted outpatient therapy for the treatment of prostate cancer.

      ENDOcare also is developing new therapies for the improved treatment of BPH. The Company's initial product development efforts for BPH involve the use of stent technology to provide both immediate and long-term relief to BPH patients. ENDOcare is implementing a two-part strategy for the commercialization of its stent-based BPH therapies. The first stage is the development of the Company's Horizon Temporary Stent. This nitinol-based stent has shape memory characteristics for easy placement via a catheter following surgical intervention of the prostate and convenient atraumatic removal of the stent following the healing process. The Company believes that its Horizon Temporary Stent will address one of the major issues of BPH therapy, the immediate relief of patients following thermotherapy and surgical resection. ENDOcare has recently commenced preclinical studies for the Horizon Temporary Stent and expects to begin clinical trials in 1997.

      The second stage in developing the Company's stent technology will combine a nitinol stent with a catheter system to deliver thermotherapy. The Company believes that this Hot Stent will provide immediate and long-term therapy in a one-step process. Both stent applications are being designed to be performed on an outpatient basis. The ability to perform BPH therapy in this manner is expected to result in an increase in the number of BPH sufferers who will seek curative surgical procedures.

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

      On January 27, 1997, ENDOcare completed a $7,765,499 private placement of its common stock whereby 2,218,714 shares were placed with qualified institutional investors at a price of $3.50 per share. Net proceeds after deducting commissions and estimated other expenses of sale were approximately $7,050,000. Oppenheimer & Co., Inc. served as the placement agent for the Offering.

MARKET BACKGROUND

PROSTATE CANCER

      The incidence of prostate cancer has risen steadily since 1980 to become the second most common cause of cancer-related deaths among men. The dramatic increase in prostate cancer cases may be largely attributable to heightened awareness of the disease, which has led to increased rates of testing and improved diagnostic methods.

      Therapeutic alternatives for patients with prostate cancer have been both limited and unattractive. Current treatment options include radical surgery, radiation therapy, hormone therapy, cryotherapy and "watchful waiting." These options are evaluated using a number of criteria, including the patient's age, physical condition and stage of the disease. However, due to the slow progression of the disease, the decision for treatment typically is based upon the severity of the condition and the resulting quality of life.

      Radical prostatectomy is most often the therapy of choice due to the high degree of confidence in surgically removing the cancerous tissue, particularly for patients having more advanced stages of the disease and those who fail to respond to less invasive alternatives. The procedure is dependent on the skill of the surgeon and is highly morbid, often associated with high rates of impotence, incontinence and operative mortality.

      Cryosurgery, freezing tissue to destroy tumor cells, was first developed in the 1960's. During this period, the use of "cold probes," or cryoprobes, was explored as a manner to kill prostate tissue without having to use radical surgery. Although effective in killing cancer cells, the lack of control as to the amount of tissue frozen prevented broad use and development of cryotherapy for prostate cancer.

      In the late 1980's, progress in ultrasound imaging allowed for a revival in the use of cryosurgery. Using ultrasound, the cryoprobe may be guided to the targeted tissue from outside the body through a small incision. The physician activates the cryoprobe and uses ultrasound to monitor the growth of ice in the prostate as it is occurring. When the ice encompasses the entire prostate, the probe is turned off. This feedback mechanism of watching the therapy as it is administered allows the physician precise control during application. Recent published studies suggest that cryosurgery may be able to deliver disease free rates comparable to radical surgery, but with the benefit of being performed in an outpatient setting and with lower rates of incontinence and mortality.

BENIGN PROSTATE HYPERPLASIA

      BPH, which affects a large number of adult men, is a non-cancerous enlargement of the innermost part of the prostate. BPH frequently results in a gradual squeezing of the part of the urethra which runs through the prostate. This causes patients to experience a frequent urge to urinate because of the incomplete emptying of the bladder and a burning sensation or similar discomfort during urination. The obstruction of urinary flow can also lead to a general lack of control over urination, including difficulty initiating urination when desired as well as difficulty preventing urinary flow because of the residual volume of urine in the bladder (a condition known as urinary incontinence).
BPH symptoms may disturb sleep by causing the BPH sufferer to awaken frequently to urinate. Although symptoms occasionally stabilize or diminish without intervention, they generally become more severe over the course of the disease. Left untreated, the obstruction caused by BPH can lead to acute urinary retention (complete inability to urinate), serious urinary tract infections and permanent bladder and kidney damage.

      Most males will eventually suffer from BPH. The incidence of BPH for men in their fifties is approximately 50% and rises to approximately 80% by the age of 80. The general aging of the United States population, as well as increasing life expectancies, is anticipated to contribute to the continued growth in the number of BPH sufferers.

      Patients diagnosed with BPH generally have four options for treatment:
(i) "watchful waiting," (ii) drug therapy; (iii) surgical intervention, including transurethral resection of the prostate ("TURP") and laser assisted prostatectomy; and (iv) new, less invasive thermal therapies. Currently the number of patients who are actually treated by surgical approaches is approximately 2% to 3% of patients with BPH. Treatment is generally reserved for patients with intolerable symptoms or those with significant potential symptoms if treatment were withheld. A large number delay discussing their symptoms or elect "watchful waiting" to see if the condition remains tolerable. The Company believes the development of less invasive procedures for treatment of BPH could result in a substantial increase in the number of BPH patients who elect to receive interventional therapy.

      Drug Therapies: Some drugs are designed to shrink the prostate by inhibiting or slowing the growth of prostate cells. Other drugs are designed to relax the muscles in the prostate and bladder neck to relieve urethral obstruction. Current drug therapy generally requires daily administration for the duration of the patient's life.

      Surgical Interventions: The most common surgical procedure, transurethral resection of the prostate ("TURP"), involves the removal of the prostate's innermost core in order to reduce pressure on the urethra. TURP is performed by introducing an electrosurgical cutting loop through a cystoscope into the urethra and "chipping out" both the prostatic urethra and surrounding prostate tissue up to the surgical capsule, thereby completely clearing the obstruction. The average TURP procedure costs approximately $8,000 and requires a hospital stay of approximately four days.

      Modified Electrosurgical Electrodes: These devices have made it possible to surgically remove prostate tissue in a "near bloodless" procedure using an electrode which cauterizes as it removes tissue. Introduced in 1995, this new technology has rapidly gained acceptance in the urology community as a means of ablating prostate tissue in a well controlled and near-bloodless fashion. However, like a conventional TURP, this procedure must be performed in a hospital under general or spinal anesthesia, results in destruction of the prostatic urethra and requires insertion of a urinary catheter post-surgery.

      Laser Ablation of the Prostate: Laser assisted prostatectomy includes two similar procedures, visual laser ablation of the prostate ( V- LAP ) and contact laser ablation of the prostate ( C-LAP ), in which a laser fiber catheter is guided through a cystoscope and used to ablate and coagulate the prostatic urethra and prostatic tissue. Typically, the procedure is performed in the hospital under either general or spinal anesthesia, and an overnight hospital stay is required. In V-LAP, the burnt prostatic tissue then necroses, or dies, and over four to twelve weeks is sloughed off during urination. In C-LAP, the prostatic and urethral tissue is burned on contact and vaporized.

      Less Invasive Thermal Therapies: Other technologies under development are non-surgical, catheter based therapies that use thermal energy to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death. Thermal energy forms being utilized include microwave, radio frequency ("RF") and ultrasound energy. The procedures are typically performed in an outpatient setting under local anesthesia. Both microwave and RF therapy systems are currently being marketed worldwide, including the United States, where the first FDA clearances were obtained in May and October 1996, for microwave and RF, respectively.


ENDOCARE PRODUCTS

 PRODUCT NAME                          TARGETED INDICATION        STATUS                    LAUNCH DATE
 Prolase II                            General Urology            Marketing                 October 1993
 Prolase I                             General Urology            Marketing                 November 1994
 Diolase 60 watt laser                 General Urology            Marketing                 May 1994
 Vaporbar                              BPH                        Marketing                 November 1995
 Uroloop                               BPH                        Marketing                 November 1995
 CRYOcare System                       Prostate Cancer            Marketing                 May 1996
 Horizon Temporary Stent               BPH                        Pre-Clinical Studies         ------
 Hot Stent                             BPH                        Development                  ------


CRYOCARE SYSTEM

      ENDOcare has developed the CRYOcare System, a second generation cryosurgery system designed to overcome the limitations of existing systems and to allow the urologist to treat prostate cancer in a minimally invasive manner in an outpatient setting. The CRYOcare System has been designed to freeze tissue much faster and with more control than existing systems. This product will be marketed worldwide by Boston Scientific pursuant to an exclusive distribution agreement.

      The Company believes the CRYOcare System is significantly more efficient than current competitive technology in creating the lethal temperatures in the cryoprobe necessary to kill cancer cells. Current technology employs a tank of liquid nitrogen, which is at -186 degrees C, and pumps it through a tube to the cryoprobe. The challenge for current liquid nitrogen technology is to not "leak" the cold prior to delivering it to the tumor site. Liquid nitrogen technology starts out coldest at the storage tank and can only get warmer and less effective by the time it reaches the tumor site and attempts to freeze the tissue.

      ENDOcare's CRYOcare System utilizes a system that converts argon gas to a liquid form at the tip of the probe. The gas itself is at room temperature until reaching the tip, making it easier to handle and eliminating the need to store liquid nitrogen. In addition, a temperature of -150 degrees C is achieved at the tip of the cryoprobe, considerably colder than the -90 degrees C achieved using liquid nitrogen systems, which results in substantially faster tissue freezing rates.

      The CRYOcare System incorporates enhanced control mechanisms to minimize the risk of unintended damage to tissue surrounding the prostate. Most significantly, the CRYOcare probes stop freezing instantly, whereas probes using liquid nitrogen take up to one minute to stop freezing tissue. Use of four to six temperature probes selectively placed in the prostate near the rectal tissue, sphincter muscles (which control continence) and neurovascular bundles (which control potency) enables the physician to monitor temperatures of tissue adjacent to the prostate. Combining these control features allows the physician to treat prostate cancer with a high degree of control and precision that was not previously possible. The CRYOcare System is approximately one quarter of the size of currently available systems and one tenth of the weight.

      The CRYOcare System has been cleared for marketing by the FDA and was introduced in May 1996. The Company has installed CRYOcare Systems at six sites in North America, with over 75 patients treated to date. Early clinical data at the first two CRYOcare Systems clinical sites are encouraging. In the initial series of 25 patients treated, 12 have had six month follow up and 100% have reported no evidence of disease. While the early series of patients is promising, further clinical work is needed to establish cryotherapy as a primary treatment for prostate cancer. The Company expects that further studies will be required prior to the establishment of national reimbursement by Medicare. Until such time as Medicare reimbursement is approved, sales of CRYOcare Systems may be limited within the urology market to small commercial, self-paying, and international customers.

      The Company has filed patent applications relating to the technology used to create the freezing process and to precisely control the shape of the freeze zone produced by the cryoprobes. This also may allow for expanded therapeutic applications by tailoring the cryoprobe performance to other anatomical targets, such as liver cancer and gynecology applications.

OFFICE-BASED BPH THERAPY

      The goal of developing bloodless, anesthesia free, and pain free BPH therapies has resulted in a category of new devices called thermotherapy systems. In thermotherapy, a device is introduced into the prostate in the gentlest manner possible and heat is delivered very slowly to thermally destroy the enlarged tissue. The advantage of these thermotherapy systems is their ability to destroy the obstruction without bleeding or anesthesia, thus allowing the patient to be treated in the urologist's office. The less-invasive nature of the therapy allows for faster and easier recovery periods.

      The disadvantage of thermotherapy based systems is the manner in which the obstructive tissue is removed. The tissue temperature of the obstructive tissue is slowly raised to the point the cells can no longer survive. The dead tissue is left in place, in contrast to the traditional surgical techniques, in which the obstructive tissue is removed immediately. The period it takes for the dead cells to be completely cleared, and thus for the obstruction to be removed, can be up to six months. Patients who are treated by thermotherapy typically recover quickly, but need to be catheterized for up to one week post treatment to maintain urine flow.

      ENDOcare is developing innovative products that will address BPH therapy to include thermotherapy approaches. The development process will occur in two discrete steps. The first step will deliver an immediate relief component to be used with existing thermotherapy systems. The second step will offer a combination device that will be able to provide immediate relief and long-term removal of the obstructive tissue without bleeding or anesthesia.

      Horizon Temporary Stent. ENDOcare is developing a new urological stent which has been designed to provide immediate relief for BPH patients who undergo thermotherapy. The Company's Horizon Temporary Stent is made of nitinol, a new titanium metal alloy that employs a feature called shape memory. This shape memory feature allows the Horizon Temporary Stent to be soft and flexible in its relaxed state, allowing the device to be introduced in a relatively pain free manner using a catheter. When the device is heated to its transition temperature, the device self-expands to a pre-determined shape. In the case of the Horizon Temporary Stent, the predetermined shape is that of a rigid tube, or stent. The catheter will be inserted using a local anesthetic, and positioned in the prostatic urethra under direct vision. The stent will be activated by flowing warm water through the catheter, causing the shape memory to open to its tube-like position. After approximately 30 days, the stent is removed by the physician by flushing cold water through a flexible endoscope, causing the stent to return to its soft, relaxed state. The stent will be removed by retrieving it through the working channel of the flexible endoscope.

      ENDOcare has completed the design of its Horizon Temporary Stent and has recently commenced preclinical studies to demonstrate the ease of administration and removal. The Company plans to file an IDE in early 1997 to commence human clinical trials. Because the stent will be removed from the patients within 30 to 60 days, the Company expects that the regulatory process may be expedited. However, there can be no assurance that the FDA will not require more time consuming and extensive clinical studies.

      Hot Stent. ENDOcare's Hot Stent is expected to be the second product developed for the Company's office-based therapy product line. The Hot Stent is being designed to combine thermotherapy with the Company's nitinol stent.

      The Company has secured a patent position on the Hot Stent device. In April 1996, ENDOcare licensed from the Brigham and Women's Hospital an issued patent covering urological applications of the delivery of thermal energy by a stent. The Company has filed an additional patent application which describes the device under development and its use to achieve temporary relief.

SURGICAL DISPOSABLES

      Since its formation, ENDOcare has developed a line of surgical disposables targeting improved treatment of BPH. The common element in the development of each of the disposable devices is the ability to remove tissue in a near bloodless manner.

      In 1993, ENDOcare received FDA clearance to market a laser fiber which allows urologists to heat the prostate tissue which causes the obstructive symptoms of BPH. The device, Prolase, is a fiber optic catheter which bends the laser energy sideways, enabling urologists to more easily reach the obstructive tissue. Although lasers are effective in bloodlessly treating BPH, sales of Prolase fibers have been inhibited by the high capital cost of purchasing laser generators that has impacted the use of V-LAP generally.

      ENDOcare also developed and is marketing the Diolase 60, a 60-watt medical diode laser. This system was designed to be rugged, light weight, air cooled and extremely efficient, making it an excellent surgical laser for use in the restrictive clinical environment. It was introduced in 1994 and was designed to be used with the Prolase laser fiber.

      In 1995, ENDOcare developed a line of disposable electrodes that vaporize prostate tissue while cutting. The combination of vaporization and cutting results in near bloodless removal of the obstructed tissue. The Uroloop and Vaporbar electrodes represent the next step in the evolution of near bloodless, outpatient procedures for BPH.

PATENTS AND INTELLECTUAL PROPERTY

      The Company's policy is to secure and protect intellectual property rights relating to its technology. While ENDOcare believes that the protection of patents and licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. The Company has received patents relating to its Prolase line of side-firing laser fibers. The Company entered into a worldwide licensing agreement relating to urological applications of a patent from Brigham and Women's Hospital for the Hot Stent product ENDOcare is developing. This issued patent covers the concept of a variety of methods to heat occluded body passageways by use of a stent. The Company has filed a patent application which focuses on the use of a combination therapy of a stent for short term relief of the occlusion and thermotherapy for long-term relief. Certain patents for some of the new products described under "Products" have been filed or are in the process of being filed.

      No assurance can be given that ENDOcare's processes or products will not infringe patents or proprietary rights of others or that any license required would be made available under any such patents or proprietary rights, on terms acceptable to ENDOcare or at all. From time to time, the Company has received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore that the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement.

      The Company seeks to preserve the confidentiality of its technology by entering into confidentiality agreements with its employees, consultants, customers and key vendors and by other means. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such technology.

SALES AND MARKETING

      For urological applications, ENDOcare's CRYOcare System is distributed worldwide by Boston Scientific Corporation. In Canada it is distributed by Mentor Medical Systems under a three-year distribution agreement. With the exception of the CRYOcare System, the Company sells its products domestically and internationally primarily through independent distributors. Overall, international sales represented approximately 53% of revenue during 1996. The Company's distributor agreements typically provide the distributor with exclusive selling rights to certain products in a particular territory, and are terminable by either party on 180 days notice. Each party bears its own expenses in performing under the agreement. The Company's ability to distribute its products depends substantially on the capabilities of its distributors. There can be no assurance that the Company will be able to maintain or expand its relationships with its distributors or to replace a distributor in the event any such relationship were terminated. In the event that the Company's relationships with any of its distributors were terminated and the Company were unable to replace the distribution capability. The Company's ability to distribute its products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in such event, the Company's current sales and marketing personnel and financial resources might not be sufficient to enable the Company to establish its own distribution capability to market and sell its products.

      In November 1996, the Company entered into an eight-year worldwide exclusive distribution agreement with Boston Scientific to market the CRYOcare System for urology. As a result, future sales of the CRYOcare System, the Company's main current product, will be dependent upon the marketing efforts of Boston Scientific. During 1996, no sales were made to Boston Scientific.

      The Company derives a majority of its revenues from the sales of CRYOcare Systems and expects that sales of CRYOcare Systems will continue to constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sales of CRYOcare Systems would have a material adverse effect on the Company's business, financial condition and results of its operations. Although the distributorship agreement requires Boston Scientific to purchase a minimum number of products, if and when there were a lack of sales as a result of unforeseen regulatory (including lack of Medicare reimbursement of cryosurgical ablation of the prostate) or clinical circumstances relating to a product or failure of the Company to deliver products in a timely manner, the minimum purchase requirements can be renegotiated. Currently, Medicare does not provide reimbursement for cryosurgical ablation of the prostate, the approved use of the Company's eight probe CRYOcare System.

      In addition, under the distribution agreement, Boston Scientific has a right of first refusal to match any offer received by the Company from a third party to purchase the assets related to the CRYOcare System, and a right to buy the assets and technology related to the CRYOcare System at purchase dates of twenty-four, thirty-six and forty-eight months after the date that Medicare provides reimbursement for cryosurgical ablation of the prostate, for a purchase price of 1.7, 1.5 and 1.3 times net sales for the product for the preceding twelve months, but not less than $40 million, $50 million and $60 million, respectively.

BACKLOG

      At December 31, 1996, the Company's backlog, consisting of firm orders scheduled for delivery within the next twelve months, was approximately $19,000. ENDOcare's policy is to stock enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of the Company's orders have been for shipment within 30 days of the placement of the order. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company's revenue.

MANUFACTURING

      The Company uses a combination of internal manufacturing capacity and third party manufacturers in its manufacturing efforts. Most of the Company's purchased components and processes are available from more than one vendor. However, certain components and processes are currently available from or performed by a single vendor. The ability of third party manufacturing sources to deliver components or finished goods will affect the Company's ability to commercialize its products, and the Company's dependence on third party sources may adversely affect the Company's profit margins. Further, although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services could be a lengthy process. Any supply interruption from a single source vendor would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations.

      Additionally, the Company's success will depend in part upon its ability to manufacture its products in compliance with the FDA's current Good Manufacturing Practices ("GMP") regulations and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost effective manner or to maintain compliance with current GMP or other regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. ENDOcare also has obtained from the California Department of Health Services a license to manufacture medical devices and is subject to periodic inspections and other regulation by that agency.

      Further, the Company has limited experience in producing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company's failure to overcome these manufacturing problems could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

      Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of the Company's products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions which vary from country to country.

      Medical devices intended for human use in the United States are classified into one of three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA also apply to medical devices.

      A subset of medical devices categorized as class I or II devices that were commercially distributed before March 28, 1976 or are substantially equivalent to a device that was in commercial distribution before that date may be marketed after the acceptance of the pre-market notification under a 510(k) exemption. The 510(k) section of the Federal Food, Drug and Cosmetic Act allows an exemption from the requirement of pre-market notification.
Generally, devices that have an existing history or track record are included in this category.

      The process of obtaining FDA and other required regulatory clearances or approvals is lengthy and expensive. There can be no assurance that ENDOcare will be able to obtain necessary clearances or approvals for clinical testing or for manufacturing or marketing of its products. Failure to comply with applicable regulatory approvals can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, governmental regulation may be established which could prevent, delay, modify or rescind regulatory clearance or approval of ENDOcare's products. For example, in January 1993, the FDA, subsequent to approving the use of lasers as in the Company's Prolase products, deemed such use "experimental" for a particular procedure, which dramatically decreased sales of the Company's Prolase products. Although such designation was later rescinded by the FDA, there can be no assurance that any such position by the FDA, or change of position by the FDA, would not adversely impact the Company's business, financial condition or results of operations.

      Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. In addition, to obtain such clearances or approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on the Company. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. There can be no assurance that the Company will be able to obtain regulatory clearances or approvals for its products on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

      ENDOcare's current surgical disposable products and its new eight probe CRYOcare System have received FDA clearance for sale in the United States for approved urological uses. ENDOcare's new manufacturing facility was subject to an FDA audit in August 1996, and the Company received no notice that it did not comply with the FDA's current GMP regulations. In addition, ENDOcare has obtained from the California Department of Health Services a license to manufacture medical devices, subject to periodic inspections and other regulation by that agency.

COMPETITION

      Currently, the Company markets products in the following categories: side-firing laser fibers, high power diode lasers, electrosurgical disposables and cryosurgical systems. Significant competitors include Cryomedical Sciences, Inc., Urologix, Inc., VidaMed, Inc., EDAP/TMS, S.A., C.R. Bard, Inc. and ACMI/Circon Corporation.

      Many of the Company's competitors are significantly larger than the Company and have greater financial, technical, research, marketing, sales, distribution and other resources than the Company. Additionally, the Company believes there will be intense price competition for products developed in the Company's market. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed or marketed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that, even if the Company is able to compete successfully, that it would do so in a profitable manner.

EMPLOYEES

      As of December 31, 1996, ENDOcare had a total of 20 employees. Of the 20 employees, 6 are engaged directly in research and development activities, 2 in regulatory affairs/quality assurance, 5 in manufacturing, 4 in sales and marketing, and 3 in general and administrative positions. The Company expects to substantially increase employment in anticipation of a commercial launch of the CRYOcare System with Boston Scientific and expanded research and development activities related to the Horizon Temporary Stent and Hot Stent programs. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its employee relations to be good.

      Although ENDOcare conducts most of its research and development using its own employees, the Company occasionally has funded and plans to continue to fund research using consultants. Consultants provide services under written agreements and are paid based on the amount of time spent on Company matters. Under their consulting agreements, such consultants are required to disclose and assign to the Company any ideas, discoveries and inventions developed by them in the course of providing consulting services.


ITEM 2.     PROPERTIES

      The Company currently occupies 5,100 square feet of office, manufacturing, engineering, warehouse, and research and development laboratories in Irvine, California. The property is leased for a term of 24 months, expiring August 31, 1998.

      On February 11, 1997, ENDOcare signed a five-year lease agreement for a new, larger 16,100 square foot facility. The Company plans to sublease its existing facility and move to the new one in March 1997.

ITEM 3.     LEGAL PROCEEDINGS

      On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages. On January 23, 1997 a temporary restraining order was issued by the court against the Company and Dr. Chang for the limited purpose of preventing disclosure of certain information at a cryosurgery conference. The order expired by its terms on February 3, 1997 and no other injunction or other relief has been granted to CMS. The Company denies all allegations of wrongdoing in the complaint and intends to defend the lawsuit vigorously. However, the costs of defending the lawsuit could be material and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed. The Company is not a party to any other legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS

      Trading in ENDOcare's common stock is conducted in the over-the-counter market on the NASDAQ Electronic Bulletin Board under the symbol "ENDO." The following table sets forth the high and low bid prices for ENDOcare's common stock during the periods indicated as quoted on the NASDAQ Electronic Bulletin
Board:

                                                               High                Low
                                                            ----------          ----------
Fiscal year ended December 31, 1996:
------------------------------------
      Fourth quarter                                        $   6.38            $   3.38

      Third quarter                                             5.00                2.25

      Second quarter                                            5.88                1.88

      First quarter (from February 20, 1996)                    3.00                0.38


      ENDOcare's common stock first traded publicly on February 20, 1996, at a price of $0.375 per share. As of February 12, 1997, ENDOcare had approximately 372 shareholders of record. On February 12, 1997, there were 8,195,853 shares of ENDOcare common stock issued and outstanding.

      ENDOcare has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock

      On February 28, 1996, 12,500 shares of ENDOcare common stock were issued as part of a settlement and termination agreement with an unaffiliated consultant. The shares were issued in consideration of the consultant's services and were valued at $0.375 per share.

      On May 3, 1996, an additional 6,111 shares were issued to a Medstone shareholder who had exercised an option to purchase Medstone shares in December 1995. It was determined that such shares should have been issued to that shareholder as part of the Distribution to Medstone shareholders in February 1996.

      On August 26, 1996, 10,000 shares were issued to four partnerships managed by Technology Funding Inc. in consideration of their origination of an aggregate of $1,500,000 convertible promissory notes for ENDOcare. On January 27, 1997, an aggregate of 332,000 shares of common stock were issued upon conversion of an aggregate principal amount of $750,000, plus accrued interest on such promissory notes.

      On January 27, 1997, ENDOcare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. acting as placement agent.

      The sales and issuances of the common stock described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(2) thereof, as transactions not involving a public offering. The purchasers in such private offerings of stock represented their intention to acquire the securities for investment only and not with a view to the distribution thereof.

Stock Options

      During the period from January 1, 1996 through December 31, 1996, the Company granted stock options to 14 individuals covering an aggregate of 526,000 shares of its common stock. All such options were granted at fair market value, vest over a four year period, and are exercisable over a ten year period. No consideration was paid for such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

Warrants

      As of February 20, 1997, ENDOcare had issued warrants for the purchase of 382,497 shares of common stock.

      On April 17, 1996, ENDOcare issued a warrant to purchase up to 10,000 shares of common stock to Brigham and Women's Hospital, Inc. in connection with that unaffiliated entity's license of patent rights and other technology to the Company.

      On August 26, 1996, ENDOcare issued warrants to purchase up to 150,000 shares of common stock to four partnerships managed by Technology Funding Inc., one officer of which, Peter F. Bernardoni, has served on ENDOcare's Board of Directors since November 1995. These warrants were issued in connection with Technology Funding Inc.'s purchase of $1,500,000 of convertible promissory notes from ENDOcare.

      On January 27, 1997, ENDOcare issued a warrant to purchase up to 177,497 shares of common stock to Oppenheimer & Co., Inc. in connection with their services as placement agent for the Company's private placement of common stock.

      On February 14, 1997, ENDOcare issued a warrant to purchase up to 25,000 shares of common stock in connection with a license of technology.

      On February 17, 1997, ENDOcare issued a warrant to purchase up to 20,000 shares of common stock to a consultant of the Company.

      Such issuances of warrants described above were exempt from the registration under the Securities Act in reliance upon Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table presents selected financial data of ENDOcare, Inc. for the year ended December 31, 1996 and for its predecessor, ENDOcare, Division of Medstone, for previous years. Prior to 1996, ENDOcare was not an independent company with publicly traded shares. Hence, no earnings per share data is presented for those years.


                                                                   Years Ended December 31,
                                               --------------------------------------------------------------
                                                 1992          1993         1994          1995         1996
                                               --------      --------     --------      --------     --------
                                                             (in thousands, except per share data)

Statement of Operations Data:
-----------------------------
Revenues:
   Net product sales  . . . . . . . . . .      $    ---      $  2,697     $  2,283      $    951     $  2,008
   Revenue from collaborative agreements            ---           ---          ---           ---          250
   Research revenue from related party  .           581           480          379           377            1
                                               --------      --------     --------      --------     --------
       Total revenues . . . . . . . . . .           581         3,177        2,662         1,328        2,259
Costs and expenses:
   Cost of product sales  . . . . . . . .             8           630          638           380        1,054
   Research and development   . . . . . .         1,163         1,061          911           852        1,023
   Selling, general and administrative  .            84         2,000        1,376           673        1,383
   Impairment loss on long-lived assets             ---           ---          ---           ---          325
                                               --------      --------     --------      --------     --------
       Total costs and expenses . . . . .         1,255         3,691        2,925         1,905        3,785
                                               --------      --------     --------      --------     --------
Loss from operations  . . . . . . . . . .          (674)         (514)        (263)         (577)      (1,526)
Provision for income taxes  . . . . . . .           ---           ---          ---           ---            5
                                               --------      --------     --------      --------     --------
Net loss  . . . . . . . . . . . . . . . .      $   (674)     $   (514)    $   (263)     $   (577)    $ (1,531)
                                               ========      ========     ========      ========     ========
Net loss per share  . . . . . . . . . . .                                                            $   (.27)
                                                                                                     ========
Weighted average shares outstanding . . .                                                           5,634,561
                                                                                                    =========


                                                                   Balances at December 31,
                                               --------------------------------------------------------------
                                                 1992          1993         1994          1995         1996
                                               --------      --------     --------      --------     --------
                                                                        (in thousands)
Balance Sheet Data:
-------------------
Working capital . . . . . . . . . . . . .      $     35      $    236     $    295      $    328     $    519
Total assets  . . . . . . . . . . . . . .           133         1,041          972           806        1,775
Long-term debt  . . . . . . . . . . . . .           ---           ---          ---           ---          750
Total shareholders'/division
   equity (deficiency)  . . . . . . . . .           118           867          864           803         (149)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      ENDOcare, designs, manufactures, and markets medical devices to treat diseases of the prostate, including prostate cancer and prostate enlargement. ENDOcare began marketing disposable surgical devices in 1993 with the introduction of the Prolase laser catheter. In late 1995, ENDOcare began marketing two new disposable product families, the Uroloop and Vaporbar electrosurgical cutting elements, sales of which became the more significant portion of revenue in early 1996. In May 1996, the Company introduced its new CRYOcare cryosurgical system for the treatment of prostate cancer. In November 1996, ENDOcare signed a distribution agreement with Boston Scientific Corporation granting that company exclusive world-wide marketing rights for CRYOcare systems for urological applications.

      ENDOcare currently is developing additional, innovative therapies for prostate enlargement. The Company does not expect to be profitable in the immediate future because of increased operating expenses from expanded research and development efforts and support of clinical trials for products currently under development.

      Since its formation in 1990, ENDOcare operated first as a research and development department, then later as a division of Medstone International, Inc. In this form, ENDOcare shared facilities and certain personnel with its parent. Effective January 1, 1996, ENDOcare began operating as an independent corporation. Comparisons of financial results for 1996 with those of 1995 may be impacted significantly by these two different organizational structures. In 1995 ENDOcare received direction, services, funding, and accounting allocations from Medstone. All 1996 charges were directly incurred by ENDOcare as it replaced services previously provided by Medstone with its own resources.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

                                                               Years Ended December 31,
                                                          -----------------------------------
                                                            1994         1995          1996
                                                          --------     --------      --------
Revenues:
     Net product sales  . . . . . . . . . . . . . .          86 %         72 %          89 %
     Revenue from collaborative agreements  . . . .         ---          ---            11
     Research revenue from related party  . . . . .          14           28           ---
                                                          --------     --------      --------
          Total revenues  . . . . . . . . . . . . .         100 %        100 %         100 %

Costs and expenses:
     Cost of product sales  . . . . . . . . . . . .          24           29            47
     Research and development   . . . . . . . . . .          34           63            46
     Selling, general and administrative  . . . . .          52           51            61
     Impairment loss on long-lived assets   . . . .         ---          ---            14
                                                          --------     --------      --------
          Total costs and expenses  . . . . . . . .         110          143           168
                                                          --------     --------      --------
Net loss before income taxes  . . . . . . . . . . .         (10)         (43)          (68)
Provision for income taxes  . . . . . . . . . . . .         ---          ---           ---
                                                          --------     --------      --------
Net loss  . . . . . . . . . . . . . . . . . . . . .         (10)%        (43)%         (68)%
                                                          ========     ========      ========

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Revenue from product sales for the year ended December 31, 1996 increased 111% to $2,008,000 compared to $951,000 for the year ended December 31, 1995. This increase resulted from the introduction of new products. In 1995 product sales consisted almost entirely of Prolase laser catheters, the volumes of which had dropped considerably by the end of 1995. At the beginning of 1996, ENDOcare's newly introduced Uroloops and Vaporbars began contributing significant revenue. In May 1996, ENDOcare introduced its new CRYOcare surgical system, which generated $1,020,000 of revenue in 1996.

      Revenue from collaborative agreements increased from zero in 1995 to $250,000 for the year ended December 31, 1996. This $250,000 in 1996 was a non-refundable, lump-sum payment from Boston Scientific Corporation to ENDOcare upon signing of a distribution agreement giving Boston Scientific exclusive world-wide marketing rights for CRYOcare systems in urological applications.

      Research revenue from related party decreased from $377,000 in 1995 to $1,600 in 1996. In 1996 ENDOcare focused its research efforts on its own internal product development, rather than performing research services for its former parent, Medstone.

      Gross margins on product sales were 47% in 1996 compared to 60% in 1995. This difference was caused by changes in ENDOcare's product revenue mix as new products were introduced and older products exhibited margin declines. In 1995 ENDOcare's revenue was almost entirely from high margin Prolase sales. In early 1996, Prolase margins were declining, and the dominant source of revenue for the Company was Uroloops and Vaporbars, whose margins were lower than those of Prolase. With the mid-year introduction of CRYOcare systems, some early units were shipped with lower, introductory prices. Also, 1996 margins were impacted by the sale of several low margin Diolase units.

      Research and development expense increased 20% to $1,023,000 in 1996 from $852,000 in 1995. These increases primarily reflect increased development efforts completing development of the new CRYOcare system in the beginning of 1996 and the initiation of other new product development later in the year.

      Selling, general and administrative expense increased 105% to $1,383,000 in 1996 from $673,000 in 1995. This increase reflects the higher administrative expense of operating as an independent, publicly-traded company, as well as general investment in sales and marketing resources to establish a foundation for future revenue growth. Also, during the second quarter of 1996, sales and marketing expenses increased for the introduction of the new CRYOcare system.

      ENDOcare's net loss increased to $1,531,000 in 1996 from $577,000 in 1995. This increase was primarily due to the increase in selling, general and administrative expense described above. In addition, a major factor contributing to the loss was the effect of adopting the new accounting pronouncement requiring review of long-lived assets for possible impairment. As described in Note 4 to the financial statements, review of the assets contributed to ENDOcare by Medstone resulted in a write-down of $325,000 effective January 1, 1996.

      Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

      Revenues in 1995 decreased by $1,334,000, or 50%, from 1994. Product sales decreased by $1,332,000, or 58%, due to increased market competition and downward unit price pressure on Prolase laser catheters. Partially offsetting this decrease was $134,000 revenue from the fourth quarter introduction of two new technology products, Uroloops and Vaporbars.

      Cost of sales decreased from $638,000 in 1994 to $379,000 in 1995. As a percentage of net product sales, cost of sales increased to 40% in 1995 from 28% in 1994 due to the continued decline in Prolase unit sales prices and the lower-revenue higher-volume nature of the new products. Although absolute dollar costs of overhead were reduced, they increased on a per unit basis due to the lower volumes.

      Research and development costs declined 6% to $852,000 due to the decrease in the Company's research effort at Medstone's direction.

      Selling, general and administrative expenses decreased 51% to $673,000, primarily due to the shift to non-commissioned stocking distributors rather than the previous commission-based distribution.

      The operating loss in 1995 increased by 119% to $577,000 due to the reduced revenues as the Company transitioned from relying on an aging single product line to offering a broad spectrum of products serving its target market.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, ENDOcare's cash balance was $477,000, compared to $2,000 at December 31, 1995. This cash increase was provided by product sales as well as two financing transactions.

      In connection with the January 1996 spin-out, Medstone contributed $500,000 cash to ENDOcare. In addition, ENDOcare took possession of $102,000 of its accounts receivable and $219,000 of inventory. Medstone retained responsibility for all financial liabilities incurred before January 1, 1996.

      In August 1996, ENDOcare obtained a two-year $1,500,000 secured borrowing facility from four partnerships managed by Technology Funding Inc., a venture capital firm. At December 31, 1996, $750,000 was outstanding under this loan.

      Additional working capital has been used as ENDOcare's operations have increased in 1996. With higher revenue levels, net accounts receivable increased to $662,000 at December 31, 1996, compared to $102,000 at December 31, 1995. To support higher production levels, inventory increased to $347,000 at December 31, 1996, compared to $219,000 at the beginning of the year. Fixed asset additions during 1996 were approximately $111,000. As described in Note
4 to the financial statements, implementation of a new accounting standard resulted in a non-cash write-off of $325,000 of non-current assets effective January 1, 1996. Working capital was provided as accounts payable and other current liabilities grew to an operating level of approximately $1,008,000, starting from the initial zero balance at the January 1, 1996, spin-out from Medstone.

      At December 31, 1996, ENDOcare's net working capital was $519,000 and the ratio of current assets to current liabilities was 1.5 to 1.

      As described in Note 13 to the financial statements, subsequent to year-end ENDOcare consummated two financial transactions which increased its liquidity and capital resources.

      On January 27, 1997, ENDOcare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. acting as placement agent. After deducting commissions and other estimated expenses of the sale, this offering added approximately $7,050,000 to ENDOcare's capital base.

      Also on January 27, 1997, the four partnerships managed by Technology Funding Inc. converted the outstanding principal amount of their $750,000 promissory notes and $50,000 of accrued interest into common stock at the conversion rate of $2.50 per share. To induce conversion at that time, ENDOcare issued to the partnerships an additional 12,000 shares of stock, with a fair market value on that date of approximately $50,000. These transactions converted the outstanding debt into equity so that ENDOcare will not be required to re-pay principal or to continue to incur interest expense.

      With these January 1997 capital infusions, the Company believes that its existing cash resources and anticipated cash flows from future operations will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through at least the end of 1997. Insofar as the Company may elect to undertake or accelerate significant research and development projects for new products or may pursue corporate acquisitions, it may require additional outside financing prior to such time.

      The preceding forward-looking statements are subject to uncertainties in economic conditions, regulatory issues, and other risk factors. Such factors may cause actual future results to differ significantly from management's current expectations.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      There are no disagreements with the Company's present or past accountants on accounting and financial disclosure.

      On April 29, 1996, ENDOcare terminated the previous appointment of Ernst & Young LLP and engaged KPMG Peat Marwick LLP as the Company's principal accounting firm. Such change was approved by the Company's Board of Directors. A report on Form 8-K was filed dated April 29, 1996.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

      The executive officers and directors of the Company and their ages as of February 12, 1997 are as follows:

      Name                    Age                                   Position
----------------            -------       -----------------------------------------------------------
Paul W. Mikus                 31          President, Chief Executive Officer, Chief Financial Officer,
                                          Treasurer, Chairman of the Board and Director

David J. Battles              39          Vice President, Sales

Ralph L. Quigley              53          Vice President, Operations

Peter F. Bernardoni           37          Director

Kevin Marinelli               32          Director


      Paul W. Mikus has served as Chief Executive Officer, Chairman and Director since January 1996. Prior to that time, he was President of ENDOcare as a division of Medstone from June 1995. Prior to becoming President of ENDOcare, he managed worldwide sales and marketing for Prosurg, Inc. From July 1989 to September 1994 he worked for Medstone as manager of engineering where he was a co-founder of ENDOcare. Mr. Mikus holds a BS degree in Electrical Engineering.

      David J. Battles has served as Vice President, Sales for ENDOcare since January 1996. Prior to that, from January 1995 to January 1996, he managed an independent medical sales and distribution company, Aslan International. From 1993 to January 1995 he was the Managing Director of International Sales for Medstone and ENDOcare. From 1990 to 1992 he worked as the Sales Manager, Asia Pacific for Marquest Medical Products. Previously, he held a variety of sales and management positions at Abbott Laboratories and Coast Medical Corporation. He has a BS degree in Business Management from California Polytechnic State University.

      Ralph L. Quigley has served as Vice President, Operations since May 1996. Prior to joining ENDOcare, Mr. Quigley served as Director and Division General Manager at Everett-Charles Test Equipment Company from 1982 to 1988. From 1991 to 1993, Mr. Quigley was Vice President, Operations at L.H. Research, Inc., a power supply manufacturer, where he was responsible for both domestic and international operations with facilities in Malaysia and the Dominican Republic. From 1993 to 1996, Mr. Quigley served as Director of Operations for Workstation Technologies, a digital video equipment manufacturer.

      Peter F. Bernardoni has served as a Director since November 1995. Mr. Bernardoni has been a vice president of Technology Funding Inc. since 1991 and a partner in Technology Funding Ltd. since 1994. He serves on the board of directors of Urogen, Corp. He has an MS in Mechanical Engineering from Stanford University.

      Kevin Marinelli has served as a Director since January 1996. From 1991 to present Mr. Marinelli has been the Chief Financial Officer of BKM, a privately-held office furnishings and services company. He is a Certified Management Accountant and has a BS in Accountancy.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Insiders"), to file reports of ownership and changes in ownership with the Commission. Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that (i) each of the directors and executive officers identified in Item 10 above and Ralph Brady and Jacqueline Hibbs (each a former executive officer of the Company) failed to file a Form 3, (ii) Mr. Battles failed to report a grant of an option on a Form 4, (iii) Ms. Hibbs failed to report one acquisition on a Form 4 (although Ms. Hibbs disclaims beneficial ownership of such shares), and (iv) Mr. Bernardoni did not file a Form 4 for two acquisitions and one sale of ENDOcare's common stock and for one acquisition of warrants (although Mr. Bernardoni disclaims beneficial ownership of such shares). Each of the aforementioned individuals has filed a Form 5 within the required time period to reflect such late filings.


ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other most highly compensated executive officers with total compensation in excess of $100,000 other than the Chief Executive Officer (the "Named Executive Officers") for their services to the Company for the year ended December 31, 1996.

                                                                                     Long-Term
                                                                                   Compensation
                                                 Annual Compensation                  Awards
                                     -------------------------------------------   ------------
                                                                                   Securities
                                                                    Other Annual    Underlying      All Other
Name and                                                               Compen-       Options/        Compen-
Principal Position           Year       Salary($)        Bonus($)     sation($)    SAR's(#) (1)     sation($)
------------------           ----       ---------        --------    -----------   ------------  -------------
Paul W. Mikus                1996         97,500             ---            ---            ---       4,818 (2)
Chairman, President, Chief
Executive Officer, Chief
Financial Officer and
Treasurer

David J. Battles             1996         52,083             ---            ---        100,000      43,185 (3)
Vice President, Sales

Ralph L. Quigley             1996         51,795             ---            ---         75,000         370 (4)
Vice President, Operations
-------------------------

(1)  The Company does not grant Stock Appreciation Rights.

(2) Represents $130 of group term life insurance payments and $4,688 of commissions on sale of a CRYOcare System.

(3) Represents $55 of group term life insurance payments and $43,130 of commissions.

(4)  Represents group term life insurance payments.

STOCK OPTIONS

      The following table sets forth information concerning each grant of stock options made during 1996 to each of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                     Individual Grants
                             --------------------------------------------------------------     Potential Realizable Value
                               Number of        Percent of                                        at Assumed Annual Rates
                                Shares        Total Options                                     of Stock Price Appreciation
                              Underlying        Granted to       Exercise                           for Option Term (1)
                                Options         Employees         Price        Expiration       ---------------------------
     Name                      Granted (2)      in Period       Per Share         Date               5%             10%
--------------               --------------   --------------   -----------    ------------      ----------       ----------
Paul W. Mikus                       ---            ---              ---               ---             ---              ---

David J. Battles                100,000           19.0%           $0.18           02/08/06       $ 11,340         $ 28,620

Ralph L. Quigley                 75,000           14.3%           $3.63           04/17/06       $171,518         $432,878
-------------------------

(1) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.

(2) All options become exercisable upon the merger of the Company with or into another corporation or the sale of substantially all of the Company's assets.

(3) The options vest over a four-year period with 25% on February 9, 1997 and the remaining 75% exercisable in equal monthly installments thereafter over the next three years.

(4) The options vest over a four-year period with 25% on April 18, 1997 and the remaining 75% exercisable in equal monthly installments thereafter over the next three years.

     The following table sets forth the number and value as of December 31, 1996 of shares underlying unexercised options held by each of the Named Executive Officers.

                         FISCAL YEAR-END OPTION VALUES

                             Number of Shares Underlying                        Value of Unexercised
                              Unexercised Options as of                      In the Money Options as of
                                  December 31, 1996                           December 31, 1996 (1) ($)
                        -------------------------------------          --------------------------------------
       Name                Exercisable        Unexercisable               Exercisable         Unexercisable
------------------      -----------------   -----------------          -----------------    -----------------
Paul W. Mikus (2)              125,000             375,000                $415,000            $1,245,000

David J. Battles (3)             6,250             118,750                $ 20,750            $  394,250

Ralph L. Quigley (4)               ---              75,000                     ---                     0
-------------------------

(1) Based on the fair market value (computed using the average bid and ask prices quoted on the NASDAQ Electronic Bulletin Board as of December 31, 1996, ($3.50 per share)) less the exercise price payable upon exercise of such options.

(2) The options vest over a four-year period with 25% on December 1, 1996 and the remaining 75% exercisable in equal monthly installments thereafter over the next three years.

(3) 100,000 options vest as set forth above, with the remaining 25,000 options vesting over a four-year period with 25% on December 1, 1996 and the remaining 75% exercisable in equal monthly installments thereafter over the next three years.

(4) All of Mr. Quigley's options were out of the money at December 31, 1996. The exercise price of his 75,000 options was greater than the fair market value of the Company's common stock (as calculated in footnote (1) above) at December 31, 1996.

1995 STOCK PLAN

      On November 1, 1995, ENDOcare adopted the ENDOcare, Inc. 1995 Stock Plan (the "1995 Stock Plan"), a stock incentive plan covering 1,500,000 shares of common stock of ENDOcare which may be awarded in order to attract and retain qualified personnel. The Compensation Committee of the Board of Directors administers the 1995 Stock Plan. Any employee or other person providing services to the Company is eligible to receive awards under the 1995 Stock Plan. Awards available under the 1995 Stock Plan include common stock purchase options and restricted common stock.

BOARD COMMITTEES

      Audit Committee: The Board of Directors established the Audit Committee on October 31, 1995 to: (i) make recommendations concerning the engagement of independent public accountants; (ii) review with the independent public accountants the plans for, and scope of, the audit procedures to be utilized and results of the audit; (iii) approve the professional services provided by the independent public accountants; (iv) review the independence of the independent public accountants; and (v) review the adequacy and effectiveness of the Company's internal accounting controls. Mr. Peter F. Bernardoni and Mr. Kevin Marinelli are the members of the Audit Committee.

      Compensation Committee: The Board of Directors established the Compensation Committee on October 31, 1995 consisting of Mr. Peter F. Bernardoni and Mr. Kevin Marinelli, neither of whom are employees of the Company. The Compensation Committee determines the compensation of the Company's executive officers and administers the 1995 Stock Plan and the 1995 Director Option Plan.

COMPENSATION OF DIRECTORS

      Directors are elected annually. The Company does not compensate its directors for their services as such. However, directors are reimbursed for their out of pocket expenses in attending Board meetings, and each of the Company's non-employee directors participates in the 1995 Director Option Plan.

      In 1995, ENDOcare adopted the ENDOcare, Inc. 1995 Director Option Plan (the "Director Plan") covering 100,000 shares of ENDOcare common stock. The Director Plan provides that each non-employee director (each, an "Outside Director") is automatically granted an option to purchase 10,000 shares of ENDOcare common stock upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of ENDOcare common stock on January 1 of each year so long as he or she remains an Outside Director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Company's Compensation Committee, which was established on October 31, 1995, consists of Messrs. Bernardoni and Marinelli, neither of whom was at any time during fiscal 1996 or at any other time an officer or employee of the Company. There are no compensation committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers or Board members of such other entities.

INDEMNIFICATION AND EXCULPATION ARRANGEMENTS

      The Restated Certificate of Incorporation of ENDOcare limits the liability of directors to ENDOcare or its stockholders to the fullest extent permitted by the Delaware General Corporation Law (the "DGCL"). Accordingly, pursuant to the provisions of the DGCL presently in effect, directors of ENDOcare will not be personally liable for monetary damages for breach of a director's fiduciary duty as a director, except for liability: (i) for any breach of the director's duty of loyalty to the Company or its shareholders;
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the DGCL; or (iv) for any transaction from which the director derived an improper personal benefit. In addition, the bylaws of ENDOcare require ENDOcare to indemnify its directors and officers to the fullest extent permitted by the laws of the State of Delaware.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of ENDOcare common stock owned as of February 1, 1997 by (i) the holders of more than 5% of the ENDOcare common stock, (ii) each director of the Company, (iii) each of ENDOcare's Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                                                                    Amount and Nature
                        Name and Address                                of Beneficial
Title of Class          of Beneficial Owner (1)                         Ownership (2)         Percent of Class
--------------          -----------------------                         -------------         ----------------
Common Stock            The Kaufman Fund                                1,066,000                      13.0%
                           140 E. 45th Street
                           New York, NY  10017
                        Peter F. Bernardoni (3)                           634,500                       7.7%
                           Technology Funding
                           2000 Alameda de las Pulgas
                           San Mateo, CA  94402
                        Paul W. Mikus (5)                                 166,667 (4)                   2.0%
                        David J. Battles (5)                               44,416 (4)                    *
                        Ralph L. Quigley (5)                                  ---                        *
                        Kevin Marinelli                                     2,500 (4)                    *
                           113 Cottage Lane
                           Aliso Viejo, CA  92656
                        All executive officers and directors              848,083                       9.9%
                           as a group (5 persons)

_____________________________________________________

   *      Less than 1%.

  (1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

  (2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of February 1, 1997, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

  (3) Includes 632,000 shares held by Technology Funding Partners III, L.P., Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P., Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P., and Technology Funding Medical Partners I, L.P. (collectively, the "Funds"). Mr. Bernardoni is an officer of Technology Funding Inc., and a partner of Technology Funding Ltd., each a general partner of the Funds. Mr. Bernardoni has sole voting and shared investment power with respect to all shares owned by the Funds, and therefore may be deemed to be beneficial owner of such shares. Also includes 2,500 shares issuable with respect to exercise of options.

  (4) Represents 35,416 shares issuable with respect to the exercise of options.

  (5) The address of such persons is 18 Technology Drive, Suite 134, Irvine, California 92618.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship Between ENDOcare and Medstone After the Distribution

      Prior to 1996, ENDOcare had operated as a division of Medstone International. ENDOcare, Inc. was incorporated as a wholly-owned subsidiary in 1994. Through 1995, the Company relied upon Medstone for financial support and administrative assistance. Since completion of the Distribution at the beginning of 1996, ENDOcare has operated independently from Medstone.

      Prior to the Distribution, ENDOcare and Medstone entered into a Distribution Agreement, a Research and Development Services Agreement, an Administrative Services Agreement and a Contribution Agreement. The full text of these agreements has been filed as exhibits to the Registration Statement at the time of the Distribution.

      During 1996 ENDOcare and Medstone exchanged few services. During the first quarter, Medstone billed ENDOcare approximately $3,000 for administrative services, and ENDOcare billed Medstone approximately $3,000 for engineering and administrative services. Throughout 1996, ENDOcare provided health insurance to its employees through continuation of Medstone's policy. Effective January 1, 1997, ENDOcare is providing its own, independent health insurance.

Relationship Between ENDOcare and Technology Funding

      Peter F. Bernardoni has served on ENDOcare's Board of Directors since November 1995. He also is a partner of Technology Funding Ltd. and an officer of Technology Funding Inc., a venture capital group. In August 1996 ENDOcare obtained a two-year $1,500,000 borrowing facility from four partnerships managed by Technology Funding Inc. The outstanding principal balance of $750,000 was convertible and, at the option of the holders, was converted on January 27, 1997 into 300,000 shares of ENDOcare common stock at a conversion price of $2.50 per share. Interest on the loan had accrued at a rate of 16% per year, and all $50,000 was converted into 20,000 shares on that same date at the same $2.50 per share. Also on January 27, 1997, the four partnerships managed by Technology Funding Inc. received an additional 12,000 shares ($50,250 total market value) to induce conversion at that time. On August 26, 1996, the partnerships also received warrants for the purchase of up to 150,000 shares of ENDOcare common stock at any time on or before August 26, 2001, at a price of $3.00 per share. The partnerships received an origination fee of 10,000 shares of common stock on that same date.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K



(a) DOCUMENTS FILED AS A PART OF THIS REPORT

    (1)  Index to Financial Statements
             Independent Auditors' Reports                                    32
             Statements of Operations for the years ended
                 December 31, 1994, 1995 and 1996                             34
             Balance Sheets at December 31, 1995 and 1996                     35
             Statement of Shareholders'/Division Equity (Deficiency)
                 for the year ended December 31, 1996                         36
             Statements of Cash Flows for the years ended                     37
                 December 31, 1994, 1995 and 1996
             Notes to Financial Statements                                    38

    (2)  Financial Statement Schedules
             Schedule II -- Valuation and Qualifying Accounts                 49

             (All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.)

    (3)  Exhibits

           2.1   Distribution Agreement between the Registrant and Medstone
                   International, Inc., dated October 31, 1995 (1)
           3.1   Certificate of Incorporation of the Company (2)
           3.2   Amended and Restated Bylaws of the Company (1)
           4.1   Specimen Certificate of the Company's Common Stock (3)
          10.1   Facility Lease on 18 Technology Drive (2)
          10.2   Contribution Agreement between Medstone International, Inc.
                   and the Company, dated October 31, 1995 (1)
          10.3   Research and Development Services Agreement between Medstone
                   International, Inc. and the Company, dated October 31,
                   1995 (1)
          10.4   Form of Indemnification Agreement (2) *
          10.5   1995 Stock Plan (1) *
          10.6   1995 Director Option Plan (1) *
          10.7   Patent License Agreement between the Company and Brigham
                   and Women's Hospital, Inc., dated April 17, 1996 (4)
          10.8   Form of Convertible Secured Promissory Note due
                   August 26, 1998, issued by ENDOcare, Inc. in an aggregate
                   principal amount of $1,500,000, dated August 26, 1996 (5)
          10.9   Form of Warrant to purchase an aggregate of 150,000 shares of common stock, dated August 26, 1996 (5)
          10.10  Distributorship Agreement between the Company and Boston
                   Scientific Corporation, dated November 18, 1996 (6)
          10.11  Common Stock Purchase Agreement by and among the Company and the persons listed on the Schedule of Investors attached
                   thereto as Exhibit A, dated January 21, 1997 (7)
          11.1   Earnings Per Share Calculation **
          27.1   Financial Data Schedule **
          29.1   ENDOcare, Inc. Information Statement distributed to
                   shareholders of Medstone International, Inc., dated
                   February 6, 1996 (8)
-----------------------------------------------

(1) Previously filed with the Company's Application for Registration on Form 10-SB under the Securities Exchange Act of 1934, filed on November 14, 1995, and incorporated herein by reference. Each such exhibit had the same exhibit number in that filing, except that the 1995 Stock Plan was exhibit number 10.6 and the 1995 Director Option Plan was exhibit 10.7.

(2) Previously filed with Amendment number 1 to Company's Application for Registration on Form 10-SB, filed on December 21, 1995, and incorporated herein by reference.

(3) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(4) Previously filed with the Company's Current Report on Form 8-K, as amended, dated April 25, 1996 as filed with the Securities and Exchange Commission on April 26, 1996, and incorporated herein by reference.

(5) Previously filed with the Company's Current Report on Form 8-K dated August 26, 1996 as filed with the Securities and Exchange Commission on September 10, 1996, and incorporated herein by reference.

(6) Previously filed with the Company's Current Report on Form 8-K dated November 18, 1996 as filed with the Securities and Exchange Commission on December 3, 1996, and incorporated herein by reference.

(7) Previously filed with the Company's Current Report on Form 8-K dated January 27, 1997 as filed with the Securities and Exchange Commission on January 31, 1997, and incorporated herein by reference.

(8)  Previously filed on February 9, 1996 by Medstone International, Inc. under
     Section 14(c) of the Securities Exchange Act of 1934, and incorporated herein by reference.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 **  Filed herewith.

(b)  REPORTS ON FORM 8-K

     The registrant filed a Current Report on Form 8-K dated November 18, 1996 with the Securities and Exchange Commission on December 3, 1996 describing the Distribution Agreement dated November 18, 1996 between the Company and Boston Scientific Corporation.

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders
ENDOcare, Inc.:

We have audited the accompanying balance sheet of ENDOcare, Inc. (the Company) as of December 31, 1996, and the related statements of operations, shareholders' equity (deficiency), and cash flows for the year ended December 31, 1996. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENDOcare, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996.


                                                    KPMG PEAT MARWICK LLP


Orange County, California
February 3, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Endocare, Inc.

We have audited the accompanying balance sheet of Endocare (a division of Medstone International, Inc.) as of December 31, 1995, and the related statements of operations and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endocare (a division of Medstone International, Inc.) at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG LLP


Orange County, California
February 14, 1996

                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS

                                                                 For the Years Ended December 31,
                                                 ------------------------------------------------------------
                                                       1994                  1995                  1996
                                                 ----------------      ----------------       ---------------
Revenues:
    Net product sales                            $     2,282,819       $       951,311        $    2,007,678
    Revenue from collaborative agreements                    ---                   ---               250,000
    Research revenue from related party                  379,309               376,533                 1,600
                                                 ----------------      ----------------       ---------------
         Total revenues                                2,662,128             1,327,844             2,259,278

Costs and expenses:
    Cost of product sales                                638,294               379,478             1,054,614
    Research and development                             910,929               852,025             1,023,172
    Selling, general and administrative                1,375,845               673,258             1,383,062
    Impairment loss on long-lived assets                     ---                   ---               324,878
                                                 ----------------      ----------------       ---------------
         Total costs and expenses                      2,925,068             1,904,761             3,785,726
                                                 ----------------      ----------------       ---------------

Loss before income taxes                                (262,940)             (576,917)           (1,526,448)
Provision for income taxes                                   ---                   ---                 5,000
                                                 ----------------      ----------------       ---------------
Net loss                                         $      (262,940)      $      (576,917)       $   (1,531,448)
                                                 ================      ================       ===============


Net loss per share of common stock                                                                    $ (.27)
                                                                                                      =======

Weighted average shares and common
    stock equivalents outstanding                                                                  5,634,561
                                                                                              ===============


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS


                                                                                                 Pro Forma
                                                                 Actual, December 31           Dec. 31, 1996
                                                          --------------------------------      (unaudited)
                                                               1995              1996            (Note 13)
                                                          -------------      -------------     --------------
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents                              $      1,941       $    476,854      $   7,700,468
   Accounts receivable, less allowances of $46,948
       and $123,699 at December 31, 1995 and 1996              102,416            662,385            662,385
   Inventories                                                 219,298            346,725            346,725
   Prepaid expenses and other current assets                     7,335             41,398             41,398
                                                          -------------      -------------     --------------
       Total current assets                                    330,990          1,527,362          8,750,976

Property and equipment, net                                    397,965            178,788            178,788
Intangible assets                                               60,831                ---                ---
Other assets                                                    15,907             69,191             36,057
                                                          -------------      -------------     --------------
          Total assets                                    $    805,693       $  1,775,341      $   8,965,821
                                                          =============      =============     ==============

LIABILITIES  AND  SHAREHOLDERS'/DIVISION  EQUITY (DEFICIENCY)
-------------------------------------------------------------
Current liabilities:
   Accounts payable                                       $        ---       $    668,761      $     668,761
   Accrued compensation                                            ---             57,390             57,390
   Other accrued liabilities                                       ---            153,639            251,704
   Deferred revenue                                              1,628            128,333            128,333
   Customer deposits                                               932                ---                ---
                                                          -------------      -------------     --------------
       Total current liabilities                                 2,560          1,008,123          1,106,188

Deferred revenue                                                   ---            166,667            166,667
Convertible note payable                                           ---            750,000                ---
Commitments and contingencies

Shareholders'/division equity (deficiency):
   Advances from Medstone International, Inc.                2,831,364                ---                ---
   Preferred stock, $.001 par value; 1,000,000 shares
       authorized; zero issued and outstanding                     ---                ---                ---
   Common stock, $.001 par value; 20,000,000 shares
       authorized; zero and 5,645,139 issued and
       outstanding at December 31, 1995 and 1996                   ---              5,645              8,193
   Additional paid-in capital                                      ---          1,376,354          9,266,471
   Accumulated deficit                                      (2,028,231)        (1,531,448)        (1,581,698)
                                                          -------------      -------------     --------------
       Total shareholders'/division equity (deficiency)        803,133           (149,449)         7,692,966
                                                          -------------      -------------     --------------

Subsequent events
          Total liabilities and equity (deficiency)       $    805,693       $  1,775,341      $   8,965,821
                                                          =============      =============     ==============

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
            STATEMENT OF SHAREHOLDERS'/DIVISION EQUITY (DEFICIENCY)




                                                                                                      Total
                                                                                                 Shareholders'/
                                     Common Stock         Additional     Advances                   Division
                               ------------------------     Paid-In        from      Accumulated     Equity
                                 Shares        Amount       Capital      Medstone      Deficit    (Deficiency)
                               -----------  -----------   -----------  -----------   -----------  ------------
BALANCE AT DECEMBER 31, 1995          ---   $      ---    $      ---   $2,831,364   $(2,028,231)   $  803,133


Common stock issued in
   Medstone Distribution        5,616,528        5,617     1,297,516   (2,831,364)    2,028,231       500,000
Other common stock issued          28,611           28        59,868          ---           ---        59,896
Equity provided by
   warrant amortization               ---          ---        18,970          ---           ---        18,970
Net loss                              ---          ---           ---          ---    (1,531,448)   (1,531,448)

                               -----------  -----------   -----------  -----------   -----------   -----------

BALANCE AT DECEMBER 31, 1996    5,645,139   $    5,645    $1,376,354   $      ---   $(1,531,448)   $ (149,449)
                               ===========  ===========   ===========  ===========  ============   ===========


No data is presented for periods prior to December 31, 1995, because at that time ENDOcare was operating as a division of Medstone, not as an independent public corporation. (See note 12).

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                          ---------------------------------------------------
                                                               1994               1995              1996
                                                          --------------     --------------    --------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                               $    (262,940)     $    (576,917)    $  (1,531,448)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                            156,065            163,193            38,325
       Amortization of warrant value                                ---                ---            18,970
       Common stock issued for services                             ---                ---            59,896
   Impairment loss on long-lived assets                             ---                ---           324,878
   Changes in operating assets and liabilities:
       Accounts receivable                                      113,724             87,365          (559,969)
       Inventories                                             (111,175)           (21,605)         (127,427)
       Prepaid expenses and other current assets                  3,800              8,565           (34,063)
       Other assets                                                 ---            (66,738)          (53,284)
       Accounts payable                                         (40,032)            (4,968)          668,761
       Accrued compensation                                      (4,941)          (101,775)           57,390
       Other accrued liabilities                                (13,502)              (122)          153,639
       Deferred revenue                                             ---                ---           293,372
       Customer deposits                                         (7,000)               932              (932)
                                                          -------------      -------------     -------------
Net cash used in operating activities                          (166,001)          (512,070)         (691,892)

Cash flows from investing activities:
-------------------------------------
   Purchases of property and equipment                         (125,601)           (28,697)         (110,569)
   Proceeds from sale of property and equipment                  31,748             26,594            27,374
                                                          -------------      -------------     -------------
Net cash used in investing activities                           (93,853)            (2,103)          (83,195)

Cash flows from financing activities:
-------------------------------------
   Advances from Medstone                                       259,854            516,114               ---
   Issuance of common stock, Medstone Distribution                  ---                ---           500,000
   Borrowing on convertible note payable                            ---                ---           750,000
                                                          -------------      -------------     -------------
Net cash provided by financing activities                       259,854            516,114         1,250,000
                                                          -------------      -------------     -------------

Net increase in cash and cash equivalents                           ---              1,941           474,913
Cash and cash equivalents, beginning of year                        ---                ---             1,941
                                                          -------------      -------------     -------------
Cash and cash equivalents, end of year                    $         ---      $       1,941     $     476,854
                                                          =============      =============     =============
Non-cash activities:
--------------------
   Book value of net assets contributed by
   Medstone at time of spin-out and
   initial capitalization of ENDOcare, Inc.               $         ---      $         ---     $     803,133
                                                          =============      =============     =============

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

      All 1995 and earlier comparative amounts shown in the accompanying financial statements reflect operations while ENDOcare was a division of Medstone. In particular, the December 31, 1995 Balance Sheet is before Medstone's conversion of its net advance to equity and before Medstone's contribution of $500,000 cash.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash and Cash Equivalents: All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

      Inventories: Inventories are stated at the lower of actual cost (first-in, first-out) or net realizable value.

      Property and Equipment: Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term.

      Long-Lived Assets: In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). ENDOcare adopted SFAS 121 in the first quarter of 1996. Per this statement's provisions, ENDOcare reviews property, equipment, and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, an impairment loss is recognized. See Note 4 for impairment adjustments in 1996.

      Revenue Recognition: ENDOcare recognizes product revenue upon the shipment of its products and records reserves for estimated returns and price adjustments. A portion of such sales is made on extended terms of up to 365 days. Research and service revenues are recognized as the related activities are performed or milestones are met.

      Warranty Costs: Certain of the Company's products are covered by warranties against defects in material and workmanship for periods of up to twelve months. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience.

      Research and Development: Research and development costs relate to both present and future products and are expensed immediately as incurred.

      Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 1996, ENDOcare adopted this pronouncement to account for stock options and warrants. Under this standard's "fair value" method, compensation cost is measured based on the fair value of the award computed as of the grant date and is recognized over the service period of the award, which usually is the vesting period. In accordance with this standard, the Company has elected to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," disclosing the effect of fair value in Note 10.

      Earnings (Loss) Per Share: Earnings (loss) per share data for 1996 is computed using the weighted average number of common shares and dilutive common stock options and warrants outstanding. Fully diluted earnings
      (loss) per share amounts are not presented because they approximate primary earnings (loss) per share. Earnings (loss) per share data is not presented for 1995 or earlier, because at that time ENDOcare was operating as a division of Medstone. ENDOcare, Inc. shares were not outstanding at any time during 1995.

      Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The carrying amounts of all other financial instruments on the balance sheets approximate fair values.

      Use of Estimates: Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.    SUPPLEMENTAL FINANCIAL STATEMENT DATA

                                                      December 31,
                                         --------------------------------------
                                              1995                    1996
                                         --------------          --------------
   Inventories:
   ------------
        Raw materials                    $     168,788           $     213,154
        Work in process                          2,849                  86,130
        Finished goods                          47,661                  47,441
                                         --------------          --------------
             Total inventories           $     219,298           $     346,725
                                         ==============          ==============

                                                                                 December 31,
                                                                    -------------------------------------
                                                                         1995                    1996
                                                                    -------------           -------------
   Property and Equipment:
   -----------------------
        Production equipment                                        $     721,104           $     201,106
        Furniture and fixtures                                             38,907                  49,037
        Leasehold improvements                                                ---                   7,076
        Assets held for disposal (net of reserves)                            ---                 190,573
                                                                    -------------           -------------
             Total property and equipment, at cost                        760,011                 447,792
        Accumulated depreciation and amortization                        (362,046)               (269,004)
                                                                    -------------           -------------
                  Net property and equipment                        $     397,965           $     178,788
                                                                    =============           =============

4.    IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENT:  ASSET IMPAIRMENT

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

      The majority of the property and equipment adjustment pertained to laser machines which were no longer generating sales of the Company's ProLase laser catheters. At the December 31, 1995 spin-out date, these sixteen lasers had a net book value of $311,665. Effective January 1, 1996, ENDOcare reduced them to their estimated disposal value of $50,000, of which $27,374 was realized during 1996.

      The $60,831 adjustment to intangible organizational costs is described in
      Note 5 below.

5.    INTANGIBLE ASSETS

      At the end of 1995, Medstone International, Inc. incurred significant legal, accounting, and other professional expenses in connection with its Distribution of its subsidiaries, ENDOcare and Urogen, to its existing Medstone shareholders. Medstone elected to capitalize these expenses as deferred organizational costs on its Balance Sheet. At the time of the actual Distribution, $60,831 was allocated by Medstone to ENDOcare, appearing as Intangible Assets on ENDOcare's initial December 31, 1995 Balance Sheet. Effective January 1, 1996, in accordance with the new accounting standard described in Note 4 above, ENDOcare wrote off these amounts entirely.

6.    CONVERTIBLE LOAN PAYABLE

      On August 26, 1996, ENDOcare obtained a two-year $1,500,000 borrowing facility from four partnerships (the "Partnerships") managed by Technology Funding Inc., a venture capital firm. Peter F. Bernardoni is an officer of Technology Funding Inc. and has served as a member of ENDOcare's Board of Directors since November 1995. At December 31, 1996, $750,000 was outstanding under this loan.

      In connection with entering into this loan, ENDOcare issued to the four partnerships 10,000 shares of common stock as an origination fee and warrants to purchase an aggregate of up to 150,000 shares of ENDOcare common stock. The warrants are exercisable at any time between August 26, 1996 and August 26, 2001, at an exercise price of $3.00 per share, subject to adjustment. At December 31, 1996, $750,000 was outstanding under this loan.

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

      On January 27, 1997, the partnerships converted their $750,000 principal amount and accrued interest into 320,000 shares of common stock. Also, 12,000 additional shares of common stock were issued to the partnerships as an inducement to convert at that time. The Convertible Loan which provided an additional $750,000 of borrowing facility was cancelled as of the conversion date. See Note 13 "Subsequent Events -- Private Placement and Note Conversion."

7.    COLLABORATIVE AGREEMENTS

      Brigham: On April 17, 1996, ENDOcare entered into a patent license agreement with Brigham and Women's Hospital, Inc., ("Brigham") an affiliate of Harvard University. This agreement gives ENDOcare the worldwide exclusive right to use Brigham's patented thermal radiation technology in the Company's planned Hot Stent product. In return, Brigham received a warrant to purchase up to 10,000 shares of ENDOcare common stock at a price of $2.875 per share. The warrants are exercisable at any time between April 17, 1996 and April 17, 2001. In addition, if ENDOcare successfully brings the product to market, Brigham may receive royalties on Hot Stent product sales. No royalties were earned or paid in 1996.

      Boston Scientific: On November 18, 1996, ENDOcare signed a distribution agreement with Boston Scientific Corporation ("Boston Scientific"). This agreement grants Boston Scientific exclusive worldwide marketing rights for ENDOcare's CRYOcare system for urology. ENDOcare retains marketing rights for other applications. In return Boston Scientific has guaranteed ENDOcare certain minimum purchases of CRYOcare systems over the next five years subject to certain conditions and renegotiation. In addition, Boston Scientific has committed to pay ENDOcare four payments of $250,000 each, based upon meeting certain specified milestones. The first milestone, based upon contract signing, was received in November 1996, and revenue was recognized in the fourth quarter of 1996. Cash related to the second milestone was received in December, but no revenue was recognized in 1996. ENDOcare plans to recognize revenue on this second milestone as it is earned over the three-year period beginning in January 1997.

      In addition, under the distribution agreement, Boston Scientific has a right of first refusal to match any offer received by the Company from a third party to purchase the assets related to the CRYOcare System, and a right to buy the assets and technology related to the CRYOcare System at purchase dates of twenty-four, thirty-six and forty-eight months after the date that Medicare provides reimbursement for cryosurgical ablation of the prostate, for a purchase price of 1.7, 1.5 and 1.3 times net sales for the product for the preceding twelve months, but not less than $40 million, $50 million, and $60 million, respectively.

8.    COMMITMENTS AND CONTINGENCIES

      Commitments

      Prior to September 1995, ENDOcare incurred no outside rental expense, since it shared facilities with its parent, Medstone. In September 1995, ENDOcare moved to its own facility in Irvine, California. Rent expense was $9,184 and $51,391 in 1995 and 1996, respectively. This facility lease expires in September 1998. Future minimum commitments on this lease are $40,872 in 1997 and $30,654 in 1998. In February 1997, ENDOcare signed a new five-year lease for a larger 16,100 square foot facility in Irvine, California, with contractual rentals of $119,383 in 1997, $153,860 in 1998, $157,727 in 1999, $161,593 in 2000, and $165,460 in 2001,
      thereafter $34,639. The Company expects to sublease its previous facility for its remaining term. However, if the Company is unsuccessful in finding a sublease tenant, the Company would be liable for the entire remaining lease payments.

      ENDOcare also leases various office equipment, with lease commitments totaling $11,320 in 1997, $10,557 in 1998, $7,937 in 1999, and $5,358 in
      2000.

      As of December 31, 1996, ENDOcare has no other facility leases, capital leases, or other long-term commitments.

      Contingencies

      On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages. On January 23, 1997 a temporary restraining order was issued by the court against the Company and Dr. Chang for the limited purpose of preventing disclosure of certain information at a cryosurgery conference. The order expired by its terms on February 3, 1997 and no other injunction or other relief has been granted to CMS. The Company denies all allegations of wrongdoing in the complaint and intends to defend the lawsuit vigorously. However, the costs of defending the lawsuit could be material and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed. The Company is not a party to any other legal proceedings.

      From time to time, the Company has received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore that the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. Management does not expect any material adverse effect on financial condition or the results of operations because of such actions.

9.    INCOME TAXES

      Income tax expense for the year ended December 31, 1996 consisted of:

            Current:          Federal                                                          $         ---
                              State and local                                                          5,000
            Deferred:         Federal                                                                    ---
                              State and local                                                            ---
                                                                                               --------------
                                          Total                                                $       5,000
                                                                                               ==============

      The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets at December 31, 1996:

            Deferred tax assets:
                  Product and contingent liability reserves
                        established for book purposes                                          $      20,000
                  Fixed asset reserve                                                                123,000
                  Inventory obsolescence reserve                                                      44,000
                  Accounts receivable reserve                                                         26,000
                  Net operating loss carryforwards                                                   131,000
                  Other                                                                                7,000
                                                                                               --------------
                               Gross deferred tax assets                                             351,000

            Valuation allowance                                                                     (351,000)
                                                                                               --------------
                               Net deferred tax assets                                         $         ---
                                                                                               ==============

      The valuation allowance increased by $351,000 for the year ended December 31, 1996.

      Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

            Computed expected tax benefit                                                      $    (519,000)
            State income taxes net of federal benefit                                                  2,000
            Nondeductible expenses                                                                     3,000
            Change in valuation allowance                                                            351,000
            Change in tax rate with respect to net operating loss                                    165,000
            Other                                                                                      3,000
                                                                                               --------------
                        Actual tax expense                                                     $       5,000
                                                                                               ==============

      As of December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $871,000 which are available to offset future federal taxable income, if any, through the year 2011. For state income tax purposes, the Company has net operating loss carryforwards of approximately $267,000 which are available to offset future state taxable income, if any, through the year 2001.

      In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

      Prior to 1996, ENDOcare's net operating losses and research and development credits have been included in the consolidated tax returns of Medstone and have been fully utilized. As a result, ENDOcare had no net operating losses or research and development credits to offset against future taxable income at the time of the spin-out from Medstone.

10.   STOCK OPTIONS AND WARRANTS

      At December 31, 1996, ENDOcare had two stock-based compensation plans, as described below. Per FASB Statement No. 123, the Company has elected to apply APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for these plans in the Statements of Operations.

      The 1995 Stock Plan authorizes the Board or one or more committees which the Board may appoint from among its members (the "Committee") to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan is equal to the fair market value of ENDOcare common stock on the date of grant. Options vest 25% on the one year anniversary date, with the remaining 75% vesting monthly over the following three years. Options are exercisable for ten years.
      A total of 1,500,000 shares of common stock has been reserved for issuance under the 1995 Stock Plan. As of December 31, 1996, options to purchase a total of 1,486,000 shares of the Company's common stock have been granted under the 1995 Stock Plan.

      The 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors (the "Board") in October 1995 and approved by the shareholders in November 1995. It provides automatic, nondiscretionary grants of options to ENDOcare's non-employee directors ("Outside Directors"). The Director Plan provides that each Outside Director is automatically granted an option to purchase 10,000 shares of ENDOcare common stock upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of ENDOcare common stock on January 1 of each year so long as he or she remains an Outside Director. The exercise price of options granted to Outside Directors must be the fair market value of ENDOcare common stock on the date of grant. Options granted to Outside Directors have ten-year terms, subject to an Outside Director's continued service as a director. Options granted to the Outside Directors vest over four years at the rate of 25% per year. A total of 100,000 shares of common stock has been reserved for issuance under the Director Plan. As of December 31, 1996, options to purchase a total of 20,000 shares of the Company's common stock have been granted under the Director Plan.

      The following two tables summarize ENDOcare's option activity:

                                                     1 9 9 5                              1 9 9 6
                                         ------------------------------       -------------------------------
                                                           Weighted Avg.                        Weighted Avg.
                                           Number of      Exercise Price        Number of      Exercise Price
                                            Options         Per Option            Options        Per Option
                                         -------------    -------------       --------------   --------------
      Outstanding, beginning of year             ---                               980,000          $0.18
      Granted during year                    980,000          $0.18                626,000          $2.07
      Cancelled during year                      ---            ---               (100,000)         $2.09
                                         -------------    -------------       --------------   --------------
      Outstanding, end of year               980,000          $0.18              1,506,000          $0.84
                                         =============    =============       ==============   ==============


                                         Options Outstanding                          Options Exercisable
                           ------------------------------------------------     ------------------------------
                               Number       Weighted-Avg.                           Number
          Range of           Outstanding       Remaining     Weighted-Avg.       Exercisable     Weighted-Avg.
      Exercise Prices        at 12/31/96   Contractual Life  Exercise Price      at 12/31/96     Exercise Price
      ---------------      --------------  ----------------  --------------     --------------   --------------
           $0.18               1,205,000      8.9 years           $0.18              245,000         $0.18
           $1.88                   6,000      9.2 years           $1.88                  ---         $1.88
           $3.25                  85,000      9.7 years           $3.25                  ---         $3.25
           $3.38                  50,000      9.6 years           $3.38                  ---         $3.38
           $3.63                  75,000      9.3 years           $3.63                  ---         $3.63
           $3.75                  70,000      9.7 years           $3.75                  ---         $3.75
           $3.88                  15,000      9.4 years           $3.88                  ---         $3.88
                           --------------                                       -------------
       $0.18 to $3.88          1,506,000      9.1 years           $0.84              245,000         $0.18
                           ==============                                       =============

      No options were exercisable at December 31, 1995.


      The following table presents pro forma information as if ENDOcare recorded compensation cost using the fair value of the issued stock options using the Black-Scholes valuation model:

                                                                           1995                   1996
                                                                    -----------------       -----------------
      Net loss:
      ---------
         As reported                                                $      (576,917)        $    (1,531,448)
         Assumed stock compensation cost                                     (4,545)               (107,011)
                                                                    -----------------       -----------------
         Pro forma, adjusted                                        $      (581,462)        $    (1,638,459)
                                                                    =================       =================

      Net loss per share:
      -------------------
         As reported                                                                            $ (0.27)
         Pro forma, adjusted                                                                    $ (0.29)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                                                                           1995                   1996
                                                                    -----------------       -----------------
         Stock volatility                                                   .3                     .3
         Risk-free interest rate                                          8.00%                   8.00%
         Option term in years                                            10 years               10 years
         Stock dividend yield                                              ---                     ---

      During 1996, ENDOcare issued warrants to purchase 160,000 shares of the Company's common stock. Using the Black-Scholes valuation model, the weighted-average grant-date fair value of these warrants was $0.75 per share. The Company amortizes these fair values to expense over the service period of the related warrants. No warrants were issued in 1995 or earlier.

11.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

      ENDOcare sells its devices worldwide to distributors of medical devices and directly to hospitals and other medical professional organizations. With its November 18, 1996 signing of a distribution agreement with Boston Scientific (see Note 7), ENDOcare's CRYOcare systems will be distributed exclusively by Boston Scientific for that product's original market, urological applications.

      Customer credit may be extended based upon evaluation of the customer's financial condition. In general, on sales of major surgical systems, such as CRYOcare and Diolase, ENDOcare attempts to secure an up-front deposit and payment at time of delivery, often through a secured letter of credit. The Company maintains reserves for credit losses, and Company management considers such reserves to be adequate based upon historical experience.

      During the year ended December 31, 1996, two customers accounted for over 10% of the Company's revenues. A Canadian distributor accounted for 13% of total revenues, and Boston Scientific accounted for 11%. At December 31, 1996, four customers accounted for over 10% of gross accounts receivable. A Taiwanese distributor accounted for 18% of gross receivables, an Australian distributor accounted for 16%, a Michigan medical group accounted for 13%, and a Texas distributor accounted for 13%. The Company derived 53% of its total revenues from foreign customers during the year ended December 31, 1996.

      During the year ended December 31, 1995, two customers accounted for over 10% of the Company's revenues. A domestic distributor accounted for 17% of total revenues, and a Korean distributor accounted for 10%. The Company derived 38% of its total revenues from foreign customers during the year ended December 31, 1995. During the year ended December 31, 1994, no single customer accounted for 10% or more of the total revenue, and the Company derived 16% of its total revenues from foreign customers.

12.   RELATED PARTY TRANSACTIONS

      Relationship with Medstone

      Since its inception, ENDOcare operated as a division of Medstone International. Prior to becoming an independent corporation in January 1996, ENDOcare received funding and certain administrative services from Medstone. In return, ENDOcare provided certain research and development services to Medstone, and Medstone received the cash collected from ENDOcare's outside sales. With the Distribution of ENDOcare as an independent company, no Advances were outstanding effective January 1, 1996.

      Until October 1995, ENDOcare's operations were located within Medstone's facilities. Medstone allocated to ENDOcare a charge for rent and other facilities-related expenses based upon square footage occupied. ENDOcare and Medstone shared the services of certain employees, whose costs, including salary, payroll taxes, and group benefits were allocated to ENDOcare based upon the percentage of time spent on ENDOcare projects. Expenses other than those related to facilities and employees were allocated to ENDOcare based upon actual usage, headcount, or other bases. Medstone management believed the allocations discussed above were made on a reasonable basis and were representative of the expenses ENDOcare would have incurred on a stand-alone basis.

      During 1996 ENDOcare and Medstone exchanged very little services. During the first quarter, Medstone billed ENDOcare approximately $3,000 for administrative services, and ENDOcare billed Medstone approximately $3,000 for engineering and administrative services. Throughout 1996, ENDOcare provided health insurance to its employees through continuation of Medstone's policy.

      The following table summarizes the transactions reflected in the Advances from Medstone:

                                                                 Advances from
                                                                   Medstone
                                                              ----------------
                      Balance at December 31, 1993  . . .     $     2,055,396

  Cash expended by Medstone on behalf of ENDOcare   . . .           2,773,226
  Expenses allocated to ENDOcare by Medstone  . . . . . .             399,290
  Expenses allocated to Medstone by ENDOcare  . . . . . .            (135,316)
  Cash collected from ENDOcare net product sales  . . . .          (2,398,037)
  Research revenues recorded by ENDOcare for services
       performed on behalf of Medstone  . . . . . . . . .            (379,309)
                                                              ----------------
                      Balance at December 31, 1994  . . .           2,315,250

  Cash expended by Medstone on behalf of ENDOcare   . . .           1,624,399
  Expenses allocated to ENDOcare by Medstone  . . . . . .             306,775
  Expenses allocated to Medstone by ENDOcare  . . . . . .                 ---
  Cash collected from ENDOcare net product sales  . . . .          (1,038,527)
  Research revenues recorded by ENDOcare for services
       performed on behalf of Medstone  . . . . . . . . .            (376,533)
                                                              ----------------
                      Balance at December 31, 1995  . . .           2,831,364

  Conversion of Advance to equity in Distribution   . . .     $    (2,831,364)
                                                               ---------------
                      Balance at December 31, 1996  . . .     $           ---
                                                              ================

      Relationship with Technology Funding

      Peter F. Bernardoni has served on ENDOcare's Board of Directors since November 1995. He also is a partner of Technology Funding Ltd. and an officer of Technology Funding Inc., a venture capital group. In August 1996 ENDOcare obtained a two-year $1,500,000 borrowing facility from four partnerships managed by Technology Funding Inc. The outstanding principal balance of $750,000 was convertible and, at the option of the holders, was converted on January 27, 1997 into 300,000 shares of ENDOcare common stock at a conversion price of $2.50 per share. Interest on the loan had accrued at a rate of 16% per year, and all $50,000 was converted into 20,000 shares on that same date at the same $2.50 per share. Also on January 27, 1997, the four partnerships managed by Technology Funding Inc. received an additional 12,000 shares ($50,250 total market value) to induce conversion at that time. On August 26, 1996, the partnerships also received warrants for the purchase of up to 150,000 shares of ENDOcare common stock at any time on or before August 26, 2001, at a price of $3.00 per share. The partnerships received an origination fee of 10,000 shares of common stock on that same date.

13.   SUBSEQUENT EVENTS -- PRIVATE PLACEMENT AND NOTE CONVERSION

      On January 27, 1997, ENDOcare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. ("Oppenheimer") acting as placement agent. After expenses, the net contribution to the Company's capital was approximately $7,050,000. Expenses deducted from the proceeds include a commission to Oppenheimer of $543,585 and estimated legal, accounting, and other professional expenses of $160,000 (actual expenses may be different). In addition, Oppenheimer received a warrant to purchase 177,497 shares of ENDOcare common stock for a period of five years at a price of $4.20 per share. The warrants are exercisable at any time between January 27, 1998 and January 27, 2002.

      Also on January 27, 1997, the four partnerships managed by Technology Funding Inc. converted the $750,000 outstanding principal amount under the promissory notes and $50,000 of accrued interest into common stock at the conversion rate of $2.50 per share. To induce conversion at the same time as the private placement, the Company issued an additional 12,000 shares of common stock to the partnerships (fair market value of $50,250 at January 27, 1997). At ENDOcare's election, the remaining borrowing facility was cancelled on that same date.

      The unaudited pro forma column on the Balance Sheet reflects the December 31, 1996 Balance Sheet assuming that both the private placement and the note conversion occurred on December 31, 1996.

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                      Net Income (Loss)
                                  Total       -------------------------------
                                 Revenue           Total         Per Share
                             --------------   --------------   --------------
Quarter Ended:
--------------
   December 31, 1996            $ 829,764       $ (273,045)        $ (0.05)
   September 30, 1996             639,073         (286,262)          (0.05)
   June 30, 1996                  419,785         (394,557)          (0.07)
   March 31, 1996                 370,656         (577,584)          (0.10)

                                 ENDOCARE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                                       Allowance for                       Reserve for
                                                   Doubtful Receivables              Inventory Obsolescence
                                                     and Sales Returns              and Net Realizable Value
                                                     -----------------              ------------------------
Balance at December 31, 1993  . . . . . . . .         $      98,600                      $         ---
     Charges to operations  . . . . . . . . .                   ---                                ---
     Deductions   . . . . . . . . . . . . . .                (1,494)                               ---
     Other  . . . . . . . . . . . . . . . . .                   ---                                ---
                                                      --------------                     --------------
Balance at December 31, 1994  . . . . . . . .                97,106                                ---
     Charges to operations  . . . . . . . . .                   ---                                ---
     Deductions   . . . . . . . . . . . . . .               (50,158)                               ---
     Other  . . . . . . . . . . . . . . . . .                   ---                                ---
                                                      --------------                     --------------
Balance at December 31, 1995  . . . . . . . .                46,948                                ---
     Charges to operations  . . . . . . . . .                88,247                             77,236
     Deductions   . . . . . . . . . . . . . .                11,496                                ---
     Other  . . . . . . . . . . . . . . . . .                   ---                                ---
                                                      --------------                     --------------
Balance at December 31, 1996  . . . . . . . .         $     123,699                      $      77,236
                                                      ==============                     ==============

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ENDOCARE, INC.


                           By:    /s/ Paul W. Mikus
                                  ------------------------------------------
                                      Paul W. Mikus
                                      Chief Executive Officer, President,
                                      Chief Financial Officer, and Treasurer

Dated:  February 20, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 1997.

                     Signature                                                        Title
                    -----------                                                     ---------
                                                                       Chief Executive Officer, President,
                 /s/ Paul W. Mikus                                   Chief Financial Officer, and Treasurer
---------------------------------------------------                       (Principal Executive Officer
                   Paul W. Mikus                                            and Principal Financial
                                                                             and Accounting Officer)




               /s/ Peter F. Bernardoni                                              Director
---------------------------------------------------
                Peter F. Bernardoni



                /s/ Kevin Marinelli                                                 Director
---------------------------------------------------
                  Kevin Marinelli

                                 ENDOCARE, INC.
                               INDEX TO EXHIBITS

        2.1    Distribution Agreement between the Registrant and Medstone
                    International, Inc., dated October 31, 1995 (1)
        3.1    Certificate of Incorporation of the Company (2)
        3.2    Amended and Restated Bylaws of the Company (1)
        4.1    Specimen Certificate of the Company's Common Stock (3)
       10.1    Facility Lease on 18 Technology Drive (2)
       10.2    Contribution Agreement between Medstone International, Inc.
                    and the Company, dated October 31, 1995 (1)
       10.3    Research and Development Services Agreement between Medstone
                    International, Inc. and the Company, dated
                    October 31, 1995 (1)
       10.4    Form of Indemnification Agreement (2) *
       10.5    1995 Stock Plan (1) *
       10.6    1995 Director Option Plan (1) *
       10.7    Patent License Agreement between the Company and Brigham and
                    Women's Hospital, Inc., dated April 17, 1996 (4)
       10.8    Form of Convertible Secured Promissory Note due
                    August 26, 1998, issued by ENDOcare, Inc. in an aggregate
                    principal amount of $1,500,000, dated August 26, 1996 (5)
       10.9    Form of Warrant to purchase an aggregate of 150,000 shares of common stock, dated August 26, 1996 (5)
       10.10   Distributorship Agreement between the Company and Boston
                    Scientific Corporation, dated November 18, 1996 (6)
       10.11   Common Stock Purchase Agreement by and among the Company and the persons listed on the Schedule of Investors attached
                    thereto as Exhibit A, dated January 21, 1997 (7)
       11.1    Earnings Per Share Calculation **
       27.1    Financial Data Schedule **
       29.1    ENDOcare, Inc. Information Statement distributed to
                    shareholders of Medstone International, Inc., dated
                    February 6, 1996 (8)
-----------------------------------------------

(1) Previously filed with the Company's Application for Registration on Form 10-SB under the Securities Exchange Act of 1934, filed on November 14, 1995, and incorporated herein by reference. Each such exhibit had the same exhibit number in that filing, except that the 1995 Stock Plan was exhibit number 10.6 and the 1995 Director Option Plan was exhibit 10.7.

(2) Previously filed with Amendment number 1 to Company's Application for Registration on Form 10-SB, filed on December 21, 1995, and incorporated herein by reference.

(3) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(4) Previously filed with the Company's Current Report on Form 8-K, as amended, dated April 25, 1996 as filed with the Securities and Exchange Commission on April 26, 1996, and incorporated herein by reference.

(5) Previously filed with the Company's Current Report on Form 8-K dated August 26, 1996 as filed with the Securities and Exchange Commission on September 10, 1996, and incorporated herein by reference.

(6) Previously filed with the Company's Current Report on Form 8-K dated November 18, 1996 as filed with the Securities and Exchange Commission on December 3, 1996, and incorporated herein by reference.

(7) Previously filed with the Company's Current Report on Form 8-K dated January 27, 1997 as filed with the Securities and Exchange Commission on January 31, 1997, and incorporated herein by reference.

(8)  Previously filed on February 9, 1996 by Medstone International, Inc. under
     Section 14(c) of the Securities Exchange Act of 1934, and incorporated herein by reference.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 **  Filed herewith.