Form 10-K/A
period 1996-12-31
ENDOCARE INC
filed 1997-03-04
CIK 1003464

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  Form 10-K/A
                               (AMENDMENT NO. 1)

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                         Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

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


===============================================================================

     This Amendment No. 1 to the Annual Report on Form 10-K is being filed to amend certain information contained in the Annual Report on Form 10- K for the fiscal year ended December 31, 1996 for Endocare, Inc., that was filed with the Securities and Exchange Commission on February 21, 1997, to correct an inadvertent error on the Report of Independent Auditors by KPMG Peat Marwick LLP.

     Endocare, Inc. hereby amends the information contained on the Report of Independent Auditors for KPMG Peat Marwick LLP contained under Item 14 (Exhibits, Financial Statements Schedules, and Reports on Form 8-K), contained in Part IV of the Form 10-K for the fiscal year ended December 31, 1996, as set forth below:


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
ENDOcare, Inc.:

We have audited the accompanying balance sheet of ENDOcare, Inc. (the Company) as of December 31, 1996, and the related statements of operations, shareholders' equity (deficiency), and cash flows for the year then ended. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENDOcare, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996.


                                                         KPMG PEAT MARWICK LLP

Orange County, California
February 3, 1997

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ENDOCARE, INC.


                                        By:  /s/ PAUL W. MIKUS
                                        -----------------------------------
                                                 Paul W. Mikus
                                                 Chief Executive Officer,
                                                 President, Chief Financial
                                                 Officer and Treasurer

Dated:  March 3, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 1997.


           Signature                                 Title
           ---------                                 -----

                                        Chief Executive Officer, President,
   /s/ PAUL W. MIKUS                   Chief Financial Officer, and Treasurer
------------------------------            (Principal Executive Officer and
       Paul W. Mikus                Principal Financial and Accounting Officer)



   /s/ PETER F. BERNARDONI                         Director
------------------------------
       Peter F. Bernardoni



   /s/ KEVIN MARINELLI                             Director
------------------------------
       Kevin Marinelli