Form 10-Q
period 1997-03-31
ENDOCARE INC
filed 1997-05-20
CIK 1003464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
      or
  [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-27212

                                 ENDOCARE, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                   33-0618093
 (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
  incorporation or organization)

                     7 STUDEBAKER, IRVINE, CALIFORNIA 92618
               (Address of principal executive office) (Zip Code)

                                 (714) 595-4770
              (Registrant's telephone number, including area code)

            18 Technology Drive, Suite 134, Irvine, California 92618
                                (Former Address)

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

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on May 20, 1997 was 8,195,853.

                                 ENDOCARE, INC.
                     FORM 10-Q, QUARTER ENDED MARCH 31, 1997
                                      INDEX

                                                                                         PAGE
                                                                                         ----

                          PART I. FINANCIAL INFORMATION
Item 1     Financial Statements (unaudited)

                Condensed Statements of Operations for the three
                months ended March 31, 1996 and 1997                                        3

                Condensed Balance Sheets at December 31, 1996
                and March 31, 1997                                                          4

                Condensed Statements of Cash Flows for the three months
                ended March 31, 1996 and 1997                                               5

                Notes to Financial Statements                                               6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                        9

Item 3     Quantitative and Qualitative Disclosures About Market Risk                     None

                           PART II. OTHER INFORMATION

Item 1     Legal Proceedings                                                               12

Item 2     Changes in Securities                                                           12

Item 3     Defaults Upon Senior Securities                                                 14

Item 4     Submission of Matters to a Vote of Security Holders                             14

Item 5     Other Information                                                               15

Item 6     Exhibits and Reports on Form 8-K                                                15



Signature Page                                                                             16

                          ITEM 1. FINANCIAL STATEMENTS


                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended March 31,
                                            --------------------------
                                                1996           1997
                                            -----------    -----------
Revenues:
    Net product sales                       $   369,056    $   658,836
    Revenue from collaborative agreements         1,600         20,832
                                            -----------    -----------
        Total revenues                          370,656        679,668

Costs and expenses:
    Cost of product sales                       241,305        429,912
    Research and development                    133,650        290,445
    Selling, general and administrative         248,407        696,065
    Impairment loss on long-lived assets        324,878           --
                                            -----------    -----------
        Total costs and expenses                948,240      1,416,422
                                            -----------    -----------

Loss before income taxes                       (577,584)      (736,754)

Provision for income taxes                         --            2,700
                                            -----------    -----------

Net loss                                    $  (577,584)   $  (739,454)
                                            ===========    ===========

Net loss per share of common stock          $      (.10)   $      (.10)
                                            ===========    ===========

Weighted average shares and common
    stock equivalents outstanding             5,625,122      7,439,048
                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS

                                                          December 31, 1996    March 31, 1997
                                                                                (unaudited)
                                                             -----------        -----------
                                                              (restated)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                $   476,854        $ 6,565,767
    Accounts receivable, net                                     587,945            618,824
    Inventories                                                  396,725            439,848
    Prepaid expenses and other current assets                     41,398             90,872
                                                             -----------        -----------
        Total current assets                                   1,502,922          7,715,311

Property and equipment, net                                      178,788            285,685
Other assets                                                      69,191             17,677
                                                             -----------        -----------
           Total assets                                      $ 1,750,901        $ 8,018,673
                                                             ===========        ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                         $   668,761        $   550,839
    Accrued compensation                                          53,190             39,655
    Other accrued liabilities                                    143,399            148,712
    Deferred revenue                                             118,333            118,333
    Customer deposits                                               --               14,108
                                                             -----------        -----------
        Total current liabilities                                983,683            871,647

Deferred revenue                                                 166,667            145,835
Convertible note payable                                         750,000               --

Shareholders' equity (deficiency):
    Common stock, $.001 par value                                  5,645              8,196
    Additional paid-in capital                                 1,376,354          9,263,897
    Accumulated deficit                                       (1,531,448)        (2,270,902)
                                                             -----------        -----------
        Total shareholders' equity (deficiency)                 (149,449)         7,001,191
                                                             -----------        -----------
           Total liabilities and equity (deficiency)         $ 1,750,901        $ 8,018,673
                                                             ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1996            1997
Cash flows from operating activities:
    Net loss                                          $  (577,584)   $  (739,454)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                       7,586         21,408
        Amortization of warrant value                          --         18,952
        Offering costs                                         --         62,869
        Common stock issued for services                    4,688             --
        Other                                                  --          7,794
    Impairment loss on long-lived assets                  324,878             --
    Changes in operating assets and liabilities:
        Accounts receivable                               (95,036)       (30,879)
        Inventories                                        53,120        (43,123)
        Prepaid expenses and other current assets         (22,719)       (49,475)
        Other Assets                                           --         51,514
           Accounts payable                               204,384       (117,922)
        Accrued compensation                               30,286        (13,535)
        Other accrued liabilities                          35,721          5,313
        Deferred revenue                                       --        (20,832)
        Customer deposits                                   9,068         14,108
                                                      -----------    -----------
Net cash used in operating activities                     (25,608)      (833,262)

Cash flows from investing activities:
    Purchases of property and equipment                    (6,473)      (128,305)
    Proceeds from sale of property and equipment           15,750             --
                                                      -----------    -----------
Net cash provided (used) in investing activities            9,277       (128,305)

Cash flows from financing activities:
    Issuance of common stock, Medstone Distribution       500,000             --
    Issuance of common stock, other                            --      7,050,480
                                                      -----------    -----------
Net cash provided by financing activities                 500,000      7,050,480
                                                      -----------    -----------

Net increase in cash and cash equivalents                 483,669      6,088,913
Cash and cash equivalents, beginning of period              1,941        476,854
                                                      -----------    -----------
Cash and cash equivalents, end of period              $   485,610    $ 6,565,767
                                                      ===========    ===========

Non-Cash Transactions:
    Conversion of note payable to common stock                 --    $   850,250

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND OPERATIONS OF THE COMPANY

      ENDOcare, Inc. (the "Company" or "ENDOcare") designs, manufactures, and markets medical devices to treat prostate diseases worldwide.

      Since its formation in 1990, ENDOcare operated first as a research and development department, then later as a division of Medstone International, Inc. ("Medstone"). Effective January 1, 1996, ENDOcare became a totally independent, publicly-owned corporation. At the beginning of 1996, ENDOcare issued 5,616,528 shares of ENDOcare common stock to Medstone in exchange for $500,000 cash and the accounts receivable, inventory, and other net assets of the ENDOcare Division. On February 6, 1996, Medstone distributed to existing Medstone shareholders a stock dividend of one share of ENDOcare common stock for each share of Medstone common stock outstanding on December 29, 1995.

2.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared by ENDOcare in accordance with Securities and Exchange Commission rules and regulations. In the opinion of Company management, the unaudited financial statements include all entries and adjustments necessary for a fair presentation.

      During its third quarter of 1996, the Company recognized a sale relating to the shipment of product to an international distributor. The total revenue recognized on this sale approximated $140,000. Due to the lack of payment by the customer, the Company provided an allowance for doubtful accounts for a substantial portion of the sale in the fourth quarter of 1996. However, the Company became aware that the product had not been shipped to the customer. As a result, the Company plans to restate the results of operations for the third quarter of 1996. Though revenues for the year ended December 31, 1996 will be restated, there will be no net effect on the net loss for the year ended December 31, 1996. In addition, the above restatement also is expected to be reflected in the Company's balance sheets as of September 30, 1996 and December 31, 1996, primarily as a reduction of net accounts receivable and an increase in inventories. The accompanying balance sheet at December 31, 1996 has been restated to reflect the expected impact of the above-mentioned restatement. The Company is currently in the process of preparing amendments to its Form 10-Q for the quarter ended September 30, 1996 and its Form 10-K for the year ended December 31, 1996 to reflect this matter.

      These financial statements should be read in conjunction with the audited financial statements and other information included in the Company's Form 10-KA for the year ended December 31, 1996. Financial results for this interim three-month period are not necessarily indicative of results to be expected for the full year 1997.

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

4.    SUPPLEMENTAL FINANCIAL STATEMENT DATA

                                                  December 31, 1996     March 31, 1997
                                                                          (unaudited)
                                                      --------              --------
Inventories:
Raw materials                                         $213,154              $185,141
Work in process                                         86,130                63,635
Finished goods (restated)                               97,441               191,072
                                                      --------              --------
    Total inventories                                 $396,725              $439,848
                                                      ========              ========

5.    EARNINGS PER SHARE

      Earnings per share data for the period is computed using the weighted average number of common shares and dilutive common stock options outstanding, at the average market price for the period. Fully diluted earnings per share amounts are not presented because they approximate primary earnings per share.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 31, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reporting earnings per common share amounts must be restated based on the provision of SFAS No. 128. Management does not expect that the adoption of SFAS No. 128 will have a material effect on the loss per share amounts of the Company previously reported.

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

      At December 31, 1996, $750,000 was outstanding under this loan, accruing interest at a rate of 16% per year.

      On January 27, 1997, the Partnerships converted their $750,000 principal amount and accrued interest into 320,000 shares of ENDOcare common stock at the conversion rate of $2.50 per share. Also, 12,000 additional shares of common stock were issued to the Partnerships as an inducement to convert at that time. At ENDOcare's election, the remaining $750,000 borrowing facility was cancelled on that same date.

7.    PRIVATE PLACEMENT OF COMMON STOCK

      On January 27, 1997, ENDOcare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. ("Oppenheimer") acting as placement agent. After expenses, the net contribution to the Company's capital was approximately $7,050,000. Expenses deducted from the proceeds include a commission to Oppenheimer of $543,585 and estimated legal, accounting, and other professional expenses of $160,000 (final actual expenses may be different). In addition, Oppenheimer received a warrant to purchase 177,497 shares of ENDOcare common stock for a period of five years at a price of $4.20 per share. The warrants are exercisable at any time between January 27, 1998 and January 27, 2002.

ITEM 2.

                                 ENDOCARE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ENDOcare designs, manufactures, and markets medical devices to treat diseases of the prostate, including prostate cancer and prostate enlargement. ENDOcare began marketing disposable surgical devices in 1993 with the introduction of the Prolase laser catheter. In late 1995, ENDOcare began marketing two new disposable product families, the Uroloop and Vaporbar electrosurgical cutting elements, sales of which became the more significant portion of revenue in early 1996. In May 1996, the Company introduced its new CRYOcare cryosurgical system for the treatment of prostate cancer. In November 1996, ENDOcare signed a distribution agreement with Boston Scientific Corporation granting that company exclusive world-wide marketing rights for CRYOcare systems for urological applications.

ENDOcare currently is developing additional, innovative therapies for prostate enlargement. The Company does not expect to be profitable in the immediate future because of increased operating expenses from expanded research and development efforts and support of clinical trials for products currently under development.

Since its formation in 1990, ENDOcare operated first as a research and development department, then later as a division of Medstone International, Inc. Effective January 1, 1996, ENDOcare was spun out and began operating as an independent corporation.

RESULTS OF OPERATIONS

Product revenue for the three months ended March 31, 1997 increased 178% to $659,000 compared to $369,000 in 1996. This increase resulted from the first shipment of CRYOcare systems to Boston Scientific Corporation for revenue of $500,000. The shipments are non-refundable discounted unit sales targeted for demonstration purposes by Boston Scientific Corporation under the distribution agreement. The corresponding period in 1996 included revenue derived from surgical disposable products.

Revenue from collaborative agreements and related parties for the three months ended March 31, 1997 increased to $21,000 from $1,600 in 1996. The 1997 amounts represent amortization of a lump-sum payment from Boston Scientific Corporation based upon the distribution agreement entered into in November 1996. The 1996 amounts represented engineering services provided by ENDOcare to its former parent, Medstone International, none of which is continuing in 1997.

Gross margins on product sales were 34.7% in the three months ended March 31, 1997, compared to 34.6% in 1996. The product sales in 1997 were predominantly discounted

CRYOcare systems to Boston Scientific Corporation compared to revenue derived from disposable products such as Prolase and Vaporbar in the same period in 1996.

Research and development expense increased 212% to $290,000 for the three month period ended March 31, 1997 compared to $134,000 for the corresponding period in 1996. The increase represents continued investment in the Horizon Stent and CRYOcare development efforts.

Selling, general and administrative expense increased 271% to $696,000 for the three month period ended March 31, 1997 compared to $248,000 for the corresponding period in 1996. The 1997 amount represents increased professional expenses and costs associated with the offering and sale of common stock in the private placement, the annual meeting of stockholders and related reports required of public companies. Additionally, expenses reflect one time non-cash interest and warrant charges of $78,627 resulting from the conversion of notes from the four partnerships managed by Technology Funding Inc. into common stock. The increase in expenses was partially offset by interest income of $60,034 earned on the proceeds from the private placement. The reserve for bad debt for the three month period ended March 31, 1997 was $142,211 compared to $7,465 for the corresponding period in 1996 due to the change in product mix of sales from inexpensive disposable products in 1996 to costly capital equipment in CRYOcare systems in 1997.

ENDOcare's net loss was $739,454 for the three month period ended March 31, 1997 compared to $578,000 for the first quarter of 1996. The increase resulted from low gross margins and higher general administrative costs and higher research and development expenses during the period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, ENDOcare's cash balance was $6,566,000, compared to $477,000 at December 31, 1996. Outstanding debt at March 31, 1997 was zero, compared to $750,000 at December 31, 1996. This improvement in liquidity and capital resources resulted from two financing transactions consummated on January 27, 1997.

On that date, ENDOcare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. acting as placement agent. After deducting commissions and other estimated expenses of the sale, this offering added approximately $7,050,000 to ENDOcare's capital base.

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

Additional working capital has been used as ENDOcare's operations have increased in 1997. Net accounts receivable increased to $619,000 at March 31, 1997, compared to $588,000 at December 31, 1996. Inventory increased to $440,000 at March 31, 1997, compared to $397,000 at the beginning of the year. Fixed asset additions during the first three months of 1997 were approximately $96,000. Accounts payable decreased to $551,000 from $669,000 at December 31, 1996.

At March 31, 1997 ENDOcare's net working capital was $6,843,664 and the ratio of current assets to current liabilities was 8.8 to 1.

With the January 1997 capital infusions, the Company believes that its existing cash resources and anticipated cash flows from future operations will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through the end of 1997. Insofar as the Company may elect to undertake or accelerate significant research and development projects for new products or may pursue corporate acquisitions, it may require additional outside financing prior to such time.

The preceding forward-looking statements are subject to uncertainties in economic conditions, regulatory issues, and other risk factors. Such factors may cause actual future results to differ significantly from management's current expectations.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages of at least $10,000,000 and punitive damages of $20,000,000. On January
           23, 1997 a temporary restraining order was issued by the court against the Company and Dr. Chang for the limited purpose of preventing disclosure of certain information at a cryosurgery conference. The order expired by its terms on February 3, 1997, and no other injunction or other relief has been granted to CMS. The Company denies all allegations of wrongdoing in the complaint and intends to defend the lawsuit vigorously. However, the costs of defending the lawsuit could be material, and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed. The Company is not a party to any other legal proceedings.

Item 2.    Changes in Securities

           Common Stock

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

           Also on January 27, 1997, the four partnerships managed by Technology Funding Inc. converted the $750,000 outstanding principal amount under the promissory notes and $50,000 of accrued interest into common stock at the conversion rate of $2.50 per share. To induce conversion at the same time as the private placement, the Company issued an additional 12,000 shares of common stock to the partnerships (fair market value of $50,250 at January 27, 1997), for an aggregate of 332,000 shares of common stock issued in connection with such conversion.

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

           Stock Options

           During the period from January 1, 1997 through March 31, 1997, the Company granted stock options to two individuals covering an aggregate of 13,000 shares of its common stock. All such options were granted at fair market value, vest over a four year period, and are exercisable over a ten year period. In addition, pursuant to the Company's 1995 Director Option Plan (a formula plan), options covering an aggregate of 10,000 shares of common stock were automatically granted to two non-employee directors. These directors options were granted at fair market value, vest over a one year period, and are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

           Warrants

           On January 27, 1997, ENDOcare issued a warrant to purchase up to 177,497 shares of common stock for a period of five years at a price of $4.20 per share to Oppenheimer & Co., Inc. in connection with their services as placement agent for the Company's private placement of common stock.

           On February 14, 1997, ENDOcare issued a warrant to purchase up to 25,000 shares of common stock for a period of five years at a price of $4.375 per share in connection with a license of technology.

           On February 17, 1997, ENDOcare issued a warrant to purchase up to 20,000 shares of common stock for a period of five years at a price of $4.375 per share to a consultant of the Company.

           Such issuances of warrants described above were exempt from the registration under the Securities Act in reliance upon Section 4(2) thereof.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on March 27, 1997. Proposal 1, submitted to a vote of security holders at the meeting, was the election of Directors. The following Directors, being all the Directors of the Company, were elected at the meeting, with the number of votes cast for or against each Director or withheld from each Director being set forth after his respective name:

      NAME                VOTES FOR                VOTES AGAINST        ABSTENTIONS
                                                   OR WITHHELD

Paul W. Mikus                  4,186,281                  0             10,379

Peter F. Bernardoni            4,186,281                  0             10,379

Kevin Marinelli                4,186,281                  0             10,379

There were no broker non-votes recorded.


Proposal 2, submitted to a vote of security holders at the meeting, was to approve the amendment and restatement of the Company's 1995 Stock Plan. Votes cast were as follows:

FOR                  AGAINST                ABSTAIN       BROKER NON-VOTES

3,416,449            370,436                14,289               395,486

The proposal was approved.

Proposal 3, submitted to a vote of security holders at the meeting, was to approve the amendment and restatement of the Company's 1995 Director Option Plan. Votes cast were as follows:

FOR                  AGAINST                ABSTAIN       BROKER NON-VOTES

3,806,538            377,133                12,989               0


The proposal was approved.

Proposal 4, submitted to a vote of security holders at the meeting, was to approve the adoption of the Company's Employee Stock Purchase Plan. Votes cast were as follows:

FOR                  AGAINST                ABSTAIN       BROKER NON-VOTES

4,165,373            16,597                 14,690               0

The proposal was approved.


Proposal 5, submitted to a vote of security holders at the meeting, was the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1997. Votes cast were as follows:

FOR                  AGAINST                ABSTAIN       BROKER NON-VOTES

4,182,299            2,922                   11,439               0

The proposal was approved.


Item 5.    Other Information

           The Company is currently in the process of preparing amendments to its Form 10-Q for the quarter ended September 30, 1996 and its Form 10-K for the year ended 1996. See Note 2 to the Financial Statements.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                     Exhibit 11    Calculation of Earnings Per Share     page 17

                     Exhibit 27    Financial Data Schedule               page 18

           (b)  Reports on Form 8-K

On January 31, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission dated January 27,1997 reporting the sale of 2,218,714 shares of common stock in a private placement which closed January 27, 1997 for aggregate gross proceeds of $7,765,499 to the Company and that on January 27, 1997, at the request of the holders, the Company converted an aggregate principal amount of $750,000 of the Company's Convertible Secured Promissory Notes due August 26, 1998, plus accrued interest thereon, into 332,000 shares of common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ENDOCARE, INC.





Date:  May 20, 1997                By:  /s/ Paul W. Mikus
                                        --------------------------------------

                                        Paul W. Mikus
                                        Chief Executive Officer, President,
                                        Chief Financial Officer, and Treasurer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)