Form 10-Q/A
period 1996-09-30
ENDOCARE INC
filed 1997-05-30
CIK 1003464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                               (Amendment No. 1)


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

ITEM 1.  FINANCIAL STATEMENTS



                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                               ------------------------------        ------------------------------
                                                   1996               1995               1996               1995
                                               -----------        -----------        -----------        -----------
                                               (restated)                            (restated)
Revenues:
    Net product sales                          $   499,073        $   161,445        $ 1,287,914        $   749,192
    Research revenues                                    0            107,049              1,600            215,290
                                               -----------        -----------        -----------        -----------
       Total revenues                              499,073            268,494          1,289,514            964,482

Costs and expenses:
    Cost of sales                                  233,542             73,932            709,706            260,154
    Research and development                       323,161            167,744            686,816            619,508
    Selling, general and administrative            309,432            136,318            907,317            467,057
    Impairment loss on long-lived assets                 0                  0            324,878                  0
                                               -----------        -----------        -----------        -----------
       Total costs and expenses                    866,135            377,994          2,628,717          1,346,719
                                               -----------        -----------        -----------        -----------
Loss before income taxes                          (367,062)          (109,500)        (1,339,203)          (382,237)
Provision for income taxes                               0                  0                  0                  0
                                               -----------        -----------        -----------        -----------
Net loss                                       $  (367,062)       $  (109,500)       $(1,339,203)       $  (382,237)
                                               ===========        ===========        ===========        ===========


Net loss per share of common stock             $      (.07)                          $      (.24)
                                               ===========                           ===========

Weighted average shares and common
    stock equivalents outstanding                5,638,943                             5,633,068
                                               ===========                           ===========



   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS


                                                                   September 30, 1996  December 31, 1995
                                                                      (unaudited)         (audited)
                                                                      -----------        -----------
                                                                      (restated)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                        $   687,835        $     1,941
     Accounts receivable, net                                             175,045            102,416
     Inventories                                                          278,921            219,298
     Prepaid expenses and other current assets                             70,361              7,335
                                                                      -----------        -----------
         Total current assets                                           1,212,162            330,990

Property and equipment, at cost                                           362,214            760,011
Less accumulated depreciation and amortization                           (256,064)          (362,046)
                                                                      -----------        -----------
     Net property and equipment                                           106,150            397,965

Intangible assets                                                               0             60,831
Other assets                                                                5,907             15,907
                                                                      -----------        -----------

              Total assets                                            $ 1,324,219        $   805,693
                                                                      ===========        ===========


                  LIABILITIES AND SHAREHOLDERS'/DIVISION EQUITY
Current liabilities:
     Accounts payable                                                 $   429,186        $         0
     Accrued payroll expenses                                              52,331                  0
     Other accrued liabilities                                             61,138              1,628
     Customer deposits                                                      2,268                932
                                                                      -----------        -----------
         Total current liabilities                                        544,923              2,560

Convertible note payable                                                  750,000                  0

Shareholders'/division equity:
     Advances from Medstone International, Inc.                                 0          2,831,364
     Common stock, $.001 par value                                          5,645                  0
     Additional paid-in capital                                         1,362,854                  0
     Accumulated deficit                                               (1,339,203)        (2,028,231)
                                                                      -----------        -----------
         Total shareholders'/division equity                               29,296            803,133
                                                                      -----------        -----------

              Total liabilities and equity                            $ 1,324,219        $   805,693
                                                                      ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                 1996               1995
                                                              -----------        ---------
                                                              (restated)
Cash flows from operating activities:
     Net loss                                                 $(1,339,203)       $(382,237)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation                                         25,385          125,005
              Impairment loss on long-lived assets                324,878                0
     Changes in operating assets and liabilities:
              Accounts receivable                                 (72,628)         110,756
              Inventories                                         (59,623)         (59,405)
              Prepaid expenses and other current assets           (63,025)           4,430
              Other assets                                         10,000          (14,328)
              Accounts payable                                    429,186           32,942
              Accrued payroll expenses                             52,331          (88,484)
              Other accrued liabilities                            59,509             (122)
              Customer deposits                                     1,336                0
                                                              -----------        ---------
Net cash used in operating activities                            (631,854)        (271,443)

Cash flows from investing activities:
     Purchases of property and equipment                          (24,991)         (19,814)
     Disposals of property and equipment                           27,374           26,594
                                                              -----------        ---------
Net cash provided by investing activities                           2,383            6,780

Cash flows from financing activities:
     Advances from Medstone                                             0          264,663
     Borrowing on convertible note payable                        750,000                0
     Issuance of common stock, Medstone Distribution              500,000                0
     Issuance of common stock, other                               65,365                0
                                                              -----------        ---------
Net cash provided by financing activities                       1,315,365          264,663
                                                              -----------        ---------


Net increase in cash and cash equivalents                         685,894                0
Cash and cash equivalents, beginning of period                      1,941                0
                                                              -----------        ---------
Cash and cash equivalents, end of period                      $   687,835        $       0
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


     During its third quarter of 1996, the Company recognized a sale relating to the shipment of product to an international distributor. The total revenue recognized on this sale approximated $140,000. Due to the lack of payment by the customer, the Company provided an allowance for doubtful accounts for a substantial portion of the sale in the fourth quarter of 1996. However, the Company became aware that the product had not been shipped to the customer. As a result, the Company has restated the results of operations for the third quarter of 1996. In addition, the above restatement is reflected in the Company's balance sheet as of September 30, 1996, primarily as a reduction of net accounts receivable and certain current liabilities and an increase in inventories.


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

4.   SUPPLEMENTAL FINANCIAL STATEMENT DATA


                                                     September 30,    December 31,
                                                         1996            1995
                                                     ------------     -----------
Inventories:
     Raw materials                                    $ 161,209        $ 168,788
     Work in process                                     45,249            2,849
     Finished goods (restated)                           72,463           47,661
                                                      ---------        ---------
          Total inventories                           $ 278,921        $ 219,298
                                                      =========        =========


5.     IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENT:
       STOCK-BASED COMPENSATION

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


6.     EARNINGS PER SHARE

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

7.    CONVERTIBLE LOAN PAYABLE

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

RESULTS OF OPERATIONS


Product revenue for the nine months ended September 30, 1996 increased 72% to $1,288,000 compared to $749,000 for the nine months ended September 30, 1995. For the three months ended September 30, 1996, product revenue increased 209% to $499,000 from $161,000 in the corresponding quarter in 1995. These increases have resulted from the introduction of new products. In 1995 product sales consisted almost entirely of ProLase laser catheters, the volumes of which had dropped considerably by the end of 1995. At the beginning of 1996, Endocare's newly introduced UroLoops and VaporBars began contributing significant revenue. In May 1996, Endocare introduced its new CryoCare surgical system, which generated $162,000 of revenue in the second quarter and $339,000 in the third quarter of 1996.


Research revenue was $1,600 and zero for the nine and three month periods ended September 30, 1996. In 1996 Endocare is focusing its research efforts on its own internal product development rather than performing research services for its former parent, Medstone. In 1995 Medstone reported $215,000 and $107,000 of Endocare research revenue for the nine and three month periods, respectively.


Gross margins on product sales for the three months ended September 30 were 53% in 1996 and 55% in 1995. However, product margins for the nine months ended September 30 were 44% in 1996 and 65% in 1995. These differences are caused by changes in Endocare's product revenue mix as new products were introduced and older products exhibited margin declines. The 1996 nine month margin is significantly lower than 1995 because 1995's margins were high in the beginning of the year and then declined, while 1996's margins were low in the beginning of the year and then rose. In 1995 Endocare's revenue was almost entirely from ProLase, where margins were eroding from quarter to quarter as newer technologies became more popular. In 1996 this trend has been reversed by increasing revenue and higher margins on the new UroLoop and VaporBar products introduced in the fourth quarter of 1995 and on the CryoCare systems introduced in May, 1996.


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


Selling, general and administrative expense increased to $907,000 and $309,000 for the nine and three month periods ended September 30, 1996, compared to $467,000 and $136,000 for the corresponding periods in 1995. The 1996 amounts represent increases of 94% and 127% compared to the corresponding periods in 1995. These increases reflect the higher administrative expense of operating as an independent, publicly-traded company, as well as general investment in sales and marketing resources to establish a foundation for future revenue growth. Also, during the second quarter of 1996, sales and marketing expenses increased for the introduction of the new CryoCare system.

Endocare's net loss was $1,339,000 and $367,000 for the nine and three month periods ended September 30, 1996. These amounts compare to losses of $382,000 and $110,000 for the corresponding periods in 1995. This increase was primarily due to the increase in selling, general and administrative costs described above. In addition, a major factor contributing to the loss was the effect of adopting the new accounting pronouncement requiring review of long-lived assets for possible impairment. As described in Note 5 to the financial statements, review of the assets contributed to Endocare by Medstone resulted in a write-down of $325,000 effective January 1, 1996.



Within 1996, the quarterly losses decreased from $578,000 in the first quarter to $395,000 in the second quarter and $367,000 in the third quarter. This improvement mainly results from increasing quarterly revenue and gross margin contributions.


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


Additional working capital has been used as Endocare's operations have increased in 1996. With higher revenue levels, net accounts receivable increased to $175,000 at September 30, 1996, compared to approximately $100,000 at both December 31, 1995, and June 30, 1996. To support higher production levels, inventory increased to $279,000 at September 30, 1996, approximately $60,000 higher than at the beginning of the year. Fixed asset additions during the nine months ended September 30, 1996 were approximately $25,000. As described in Note 5 to the financial statements, implementation of a new accounting standard resulted in a non-cash write-off of $325,000 of non-current assets effective January 1, 1996. Working capital was provided as accounts payable and other current liabilities grew to an operating level of approximately $550,000, starting from the initial zero balance at the January 1, 1996, spin-out from Medstone.

At September 30, 1996, the ratio of current assets to current liabilities was
2.2 to 1. Per its current financial operating plans, the Company believes that its existing cash resources and anticipated cash flows from future operations can provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through at least the first quarter of 1997. Insofar as the Company may elect to undertake or accelerate significant research and development projects for new products, it may require additional outside financing prior to such time.


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

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information


             The Company has prepared this Amendment No. 1 to its Form 10-Q/A for the quarter ended September 30, 1996. See Note 2 to the Financial Statements.


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




                                            ENDOCARE, INC.
                                             (Registrant)







Date:  May 29, 1997                        /s/ PAUL W. MIKUS
                                           ---------------------------------
                                           Paul W. Mikus
                                           Chairman of the Board,
                                           Chief Executive Officer, President,
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)