Form 10-K/A
period 1996-12-31
ENDOCARE INC
filed 1997-05-30
CIK 1003464

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  Form 10-K/A

                               (AMENDMENT NO. 2)


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________ to ______________


                         Commission File Number 0-27212


                                 ENDOCARE, INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                             33-0618093
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)



          7 Studebaker, Irvine, California                   92618
      (Address of principal executive offices)             (Zip code)




   Registrant's telephone number, including area code:   (714) 595-4770



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

SALES AND MARKETING


      For urological applications, ENDOcare's CRYOcare System is distributed worldwide by Boston Scientific Corporation. In Canada it is distributed by Mentor Medical Systems Canada under a three-year distribution agreement. For the year ended December 31, 1996, Boston Scientific Corporation and Mentor Medical Systems, Canada accounted for 12% and 14%, respectively, of the Company's revenues. The loss of either of these distributors would have a material adverse effect on the Company. With the exception of the CRYOcare System, the Company sells its products domestically and internationally primarily through independent distributors. Overall, international sales represented approximately 50% of revenue during 1996. The Company's distributor agreements typically provide the distributor with exclusive selling rights to certain products in a particular territory, and are terminable by either party on 180 days notice. Each party bears its own expenses in performing under the agreement. The Company's ability to distribute its products depends substantially on the capabilities of its distributors. There can be no assurance that the Company will be able to maintain or expand its relationships with its distributors or to replace a distributor in the event any such relationship were terminated. In the event that the Company's relationships with any of its distributors were terminated and the Company was unable to replace the distribution capability, the Company's ability to distribute its products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in such event, the Company's current sales and marketing personnel and financial resources might not be sufficient to enable the Company to establish its own distribution capability to market and sell its products. See Note 11 to the Financial Statements.


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



                                                                   Years Ended December 31,
                                               --------------------------------------------------------------
                                                 1992          1993         1994          1995         1996
                                               --------      --------     --------      --------     --------
                                                             (in thousands, except per share data)  (restated)

Statement of Operations Data:
-----------------------------
Revenues:
   Net product sales  . . . . . . . . . .      $    ---      $  2,697     $  2,283      $    951     $  1,878
   Revenue from collaborative agreements            ---           ---          ---           ---          250
   Research revenue from related party  .           581           480          379           377            1
                                               --------      --------     --------      --------     --------
       Total revenues . . . . . . . . . .           581         3,177        2,662         1,328        2,129
Costs and expenses:
   Cost of product sales  . . . . . . . .             8           630          638           380          994
   Research and development   . . . . . .         1,163         1,061          911           852        1,023
   Selling, general and administrative  .            84         2,000        1,376           673        1,313
   Impairment loss on long-lived assets             ---           ---          ---           ---          325
                                               --------      --------     --------      --------     --------
       Total costs and expenses . . . . .         1,255         3,691        2,925         1,905        3,655
                                               --------      --------     --------      --------     --------
Loss from operations  . . . . . . . . . .          (674)         (514)        (263)         (577)      (1,526)
Provision for income taxes  . . . . . . .           ---           ---          ---           ---            5
                                               --------      --------     --------      --------     --------
Net loss  . . . . . . . . . . . . . . . .      $   (674)     $   (514)    $   (263)     $   (577)    $ (1,531)
                                               ========      ========     ========      ========     ========
Net loss per share  . . . . . . . . . . .                                                            $   (.27)
                                                                                                     ========
Weighted average shares outstanding . . .                                                           5,634,561
                                                                                                    =========




                                                                   Balances at December 31,
                                               --------------------------------------------------------------
                                                 1992          1993         1994          1995         1996
                                               --------      --------     --------      --------     --------
                                                                        (in thousands)              (restated)
Balance Sheet Data:
-------------------
Working capital . . . . . . . . . . . . .      $     35      $    236     $    295      $    328     $    519
Total assets  . . . . . . . . . . . . . .           133         1,041          972           806        1,751
Long-term debt  . . . . . . . . . . . . .           ---           ---          ---           ---          750
Total shareholders'/division
   equity (deficiency)  . . . . . . . . .           118           867          864           803         (149)

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.


                                                               Years Ended December 31,
                                                          -----------------------------------
                                                            1994         1995         1996
                                                          --------     --------    ----------
                                                                                   (restated)
Revenues:
     Net product sales  . . . . . . . . . . . . . .          86 %         72 %          88 %
     Revenue from collaborative agreements  . . . .         ---          ---            12
     Research revenue from related party  . . . . .          14           28           ---
                                                          --------     --------      --------
          Total revenues  . . . . . . . . . . . . .         100 %        100 %         100 %

Costs and expenses:
     Cost of product sales  . . . . . . . . . . . .          24           29            47
     Research and development   . . . . . . . . . .          34           63            48
     Selling, general and administrative  . . . . .          52           51            62
     Impairment loss on long-lived assets   . . . .         ---          ---            15
                                                          --------     --------      --------
          Total costs and expenses  . . . . . . . .         110          143           172
                                                          --------     --------      --------
Net loss before income taxes  . . . . . . . . . . .         (10)         (43)          (72)
Provision for income taxes  . . . . . . . . . . . .         ---          ---           ---
                                                          --------     --------      --------
Net loss  . . . . . . . . . . . . . . . . . . . . .         (10)%        (43)%         (72)%
                                                          ========     ========      ========

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995


      Revenue from product sales for the year ended December 31, 1996 increased 97% to $1,878,000 compared to $951,000 for the year ended December 31, 1995. This increase resulted from the introduction of new products. In 1995 product sales consisted almost entirely of Prolase laser catheters, the volumes of which had dropped considerably by the end of 1995. At the beginning of 1996, ENDOcare's newly introduced Uroloops and Vaporbars began contributing significant revenue. In May 1996, ENDOcare introduced its new CRYOcare surgical system, which generated $880,000 of revenue in 1996.


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


      Selling, general and administrative expense increased 95% to $1,313,000 in 1996 from $673,000 in 1995. This increase reflects the higher administrative expense of operating as an independent, publicly-traded company, as well as general investment in sales and marketing resources to establish a foundation for future revenue growth. Also, during the second quarter of 1996, sales and marketing expenses increased for the introduction of the new CRYOcare system.


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


      Additional working capital has been used as ENDOcare's operations have increased in 1996. With higher revenue levels, net accounts receivable increased to $588,000 at December 31, 1996, compared to $102,000 at December 31, 1995. To support higher production levels, inventory increased to $397,000 at December 31, 1996, compared to $219,000 at the beginning of the year. Fixed asset additions during 1996 were approximately $111,000. As described in Note
4 to the financial statements, implementation of a new accounting standard resulted in a non-cash write-off of $325,000 of non-current assets effective January 1, 1996. Working capital was provided as accounts payable and other current liabilities grew to an operating level of approximately $984,000, starting from the initial zero balance at the January 1, 1996, spin-out from Medstone.


      At December 31, 1996, ENDOcare's net working capital was $519,000 and the ratio of current assets to current liabilities was 1.5 to 1.


      In February 1997, ENDOcare signed a new five-year lease for a larger facility in Irvine, California, with contractual rentals of $119,383 in 1997, $153,860 in 1998, $157,727 in 1999, $161,593 in 2000 and $165,460 in 2001 and
$34,639 in 2002, which will be expensed on a straight line basis over the period of the lease. However, the Company's existing lease expires on August 31, 1998 and has future minimum commitments of $40,872 in 1997 and $30,654 in 1998. Although the Company expects to sublease its previous facility to another tenant for the remaining lease term, the Company would be liable for the entire remaining lease payments if it is unable to find a sublease tenant. If the Company is unable to find a subtenant or if revenues do not increase sufficiently to compensate for the increase in lease expenses for the new facility, it would have a material adverse effect on the Company's cash flow and operating results. Also, in connection with moving to the new larger facility, the Company expects to incur significant expenditures for leasehold improvements which will be depreciated over the period of the lease and will have a material effect on cash flows during 1997.

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



      Paul W. Mikus has served as Chief Executive Officer, Chairman and Director since November 1995. Prior to that time, he was President of ENDOcare as a division of Medstone from June 1995. Prior to becoming President of ENDOcare, he managed worldwide sales and marketing for Prosurg, Inc. From July 1989 to September 1994 he worked for Medstone as manager of engineering where he was a co-founder of ENDOcare. Mr. Mikus holds a BS degree in Electrical Engineering.


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

      Kevin Marinelli has served as a Director since November 1995. From 1991 to present Mr. Marinelli has been the Chief Financial Officer of BKM, a privately-held office furnishings and services company. He is a Certified Management Accountant and has a BS in Accountancy.


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


                                                                    Amount and Nature
                        Name and Address                                of Beneficial
Title of Class          of Beneficial Owner (1)                         Ownership (2)         Percent of Class
--------------          -----------------------                         -------------         ----------------
Common Stock            The Kaufman Fund                                1,000,000                      12.2%
                           140 E. 45th Street
                           New York, NY  10017
                        Peter F. Bernardoni (3)                           634,500                       7.7%
                           Technology Funding
                           2000 Alameda de las Pulgas
                           San Mateo, CA  94402
                        Paul W. Mikus (5)                                 166,667 (4)                   2.0%
                        David J. Battles (5)                               44,416 (4)                    *
                        Ralph L. Quigley (5)                                  ---                        *
                        Kevin Marinelli                                     2,500 (4)                    *
                           113 Cottage Lane
                           Aliso Viejo, CA  92656
                        All executive officers and directors              848,083                       9.9%
                           as a group (5 persons)


--------------------------
   *      Less than 1%.

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

-----------------------
(1) Previously filed with the Company's Application for Registration on Form 10-SB under the Securities Exchange Act of 1934, filed on November 14, 1995, and incorporated herein by reference. Each such exhibit had the same exhibit number in that filing, except that the 1995 Stock Plan was exhibit number 10.6 and the 1995 Director Option Plan was exhibit 10.7.

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


As discussed in Note 1 to the Financial Statements, the Company has restated its financial statements as of December 31, 1996 and for the year then ended.


                                                         KPMG PEAT MARWICK LLP


Orange County, California
February 3, 1997, except as to the
fourth paragraph of Note 1 to the Financial
Statements which is as of May 28, 1997

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



                                                ERNST & YOUNG LLP


Orange County, California
February 14, 1996

                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS


                                                                 For the Years Ended December 31,
                                                 ------------------------------------------------------------
                                                       1994                  1995                  1996
                                                 ----------------      ----------------       ---------------
                                                                                                 (restated)
Revenues:
    Net product sales                            $     2,282,819       $       951,311        $    1,877,678
    Revenue from collaborative agreements                    ---                   ---               250,000
    Research revenue from related party                  379,309               376,533                 1,600
                                                 ----------------      ----------------       ---------------
         Total revenues                                2,662,128             1,327,844             2,129,278

Costs and expenses:
    Cost of product sales                                638,294               379,478               994,374
    Research and development                             910,929               852,025             1,023,172
    Selling, general and administrative                1,375,845               673,258             1,313,302
    Impairment loss on long-lived assets                     ---                   ---               324,878
                                                 ----------------      ----------------       ---------------
         Total costs and expenses                      2,925,068             1,904,761             3,655,726
                                                 ----------------      ----------------       ---------------

Loss before income taxes                                (262,940)             (576,917)           (1,526,448)
Provision for income taxes                                   ---                   ---                 5,000
                                                 ----------------      ----------------       ---------------
Net loss                                         $      (262,940)      $      (576,917)       $   (1,531,448)
                                                 ================      ================       ===============


Net loss per share of common stock                                                                    $ (.27)
                                                                                                      =======

Weighted average shares and common
    stock equivalents outstanding                                                                  5,634,561
                                                                                              ===============



   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS


                                                                     December 31
                                                          --------------------------------
                                                               1995              1996
                                                          -------------      -------------
                                                                               (restated)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents                              $      1,941       $    476,854
   Accounts receivable, less allowances of $46,948
       and $58,139 at December 31, 1995 and 1996               102,416            587,945
   Inventories                                                 219,298            396,725
   Prepaid expenses and other current assets                     7,335             41,398
                                                          ------------       ------------
       Total current assets                                    330,990          1,502,922

Property and equipment, net                                    397,965            178,788
Intangible assets                                               60,831                ---
Other assets                                                    15,907             69,191
                                                          ------------       ------------
          Total assets                                    $    805,693       $  1,750,901
                                                          ============       ============

LIABILITIES  AND  SHAREHOLDERS'/DIVISION  EQUITY (DEFICIENCY)
-------------------------------------------------------------
Current liabilities:
   Accounts payable                                       $        ---       $    668,761
   Accrued compensation                                            ---             53,190
   Other accrued liabilities                                       ---            143,399
   Deferred revenue                                              1,628            118,333
   Customer deposits                                               932                ---
                                                          ------------       ------------
       Total current liabilities                                 2,560            983,683

Deferred revenue                                                   ---            166,667
Convertible note payable                                           ---            750,000
Commitments and contingencies

Shareholders'/division equity (deficiency):
   Advances from Medstone International, Inc.                2,831,364                ---
   Preferred stock, $.001 par value; 1,000,000 shares
       authorized; zero issued and outstanding                     ---                ---
   Common stock, $.001 par value; 20,000,000 shares
       authorized; zero and 5,645,139 issued and
       outstanding at December 31, 1995 and 1996                   ---              5,645
   Additional paid-in capital                                      ---          1,376,354
   Accumulated deficit                                      (2,028,231)        (1,531,448)
                                                          ------------       ------------
       Total shareholders'/division equity (deficiency)        803,133           (149,449)
                                                          ------------       ------------

Subsequent events
          Total liabilities and equity (deficiency)       $    805,693       $  1,750,901
                                                          ============       ============


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

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS


                                                                    For the Years Ended December 31,
                                                          ---------------------------------------------------
                                                               1994               1995              1996
                                                          --------------     --------------    --------------
                                                                                                 (restated)
Cash flows from operating activities:
-------------------------------------
   Net loss                                               $    (262,940)     $    (576,917)    $  (1,531,448)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                            156,065            163,193            38,325
       Amortization of warrant value                                ---                ---            18,970
       Common stock issued for services                             ---                ---            59,896
   Impairment loss on long-lived assets                             ---                ---           324,878
   Changes in operating assets and liabilities:
       Accounts receivable                                      113,724             87,365          (485,529)
       Inventories                                             (111,175)           (21,605)         (177,427)
       Prepaid expenses and other current assets                  3,800              8,565           (34,063)
       Other assets                                                 ---            (66,738)          (53,284)
       Accounts payable                                         (40,032)            (4,968)          668,761
       Accrued compensation                                      (4,941)          (101,775)           53,190
       Other accrued liabilities                                (13,502)              (122)          143,399
       Deferred revenue                                             ---                ---           283,372
       Customer deposits                                         (7,000)               932              (932)
                                                          -------------      -------------     -------------
Net cash used in operating activities                          (166,001)          (512,070)         (691,892)

Cash flows from investing activities:
-------------------------------------
   Purchases of property and equipment                         (125,601)           (28,697)         (110,569)
   Proceeds from sale of property and equipment                  31,748             26,594            27,374
                                                          -------------      -------------     -------------
Net cash used in investing activities                           (93,853)            (2,103)          (83,195)

Cash flows from financing activities:
-------------------------------------
   Advances from Medstone                                       259,854            516,114               ---
   Issuance of common stock, Medstone Distribution                  ---                ---           500,000
   Borrowing on convertible note payable                            ---                ---           750,000
                                                          -------------      -------------     -------------
Net cash provided by financing activities                       259,854            516,114         1,250,000
                                                          -------------      -------------     -------------

Net increase in cash and cash equivalents                           ---              1,941           474,913
Cash and cash equivalents, beginning of year                        ---                ---             1,941
                                                          -------------      -------------     -------------
Cash and cash equivalents, end of year                    $         ---      $       1,941     $     476,854
                                                          =============      =============     =============
Non-cash activities:
--------------------
   Book value of net assets contributed by
   Medstone at time of spin-out and
   initial capitalization of ENDOcare, Inc.               $         ---      $         ---     $     803,133
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


      During its third quarter of 1996, the Company recognized a sale relating to the shipment of product to an international distributor. The total revenue recognized on this sale approximated $140,000. Due to the lack of payment by the customer, the Company provided an allowance for doubtful accounts for a substantial portion of the sale in the fourth quarter of 1996. However, the Company became aware that the product had not been shipped to the customer. As a result, the Company is restating the results of operations for the third quarter of 1996. Though revenues, cost of product sales and selling, general and administrative expenses for the year ended December 31, 1996 have been restated, there has been no net change to the net loss for the year ended December 31, 1996. In addition, the above restatement has been reflected in the Company's balance sheet at December 31, 1996, primarily as a reduction of net accounts receivable and certain current liabilities and an increase in inventories.


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

      Revenue Recognition: ENDOcare recognizes product revenue upon the shipment of its products and records reserves for estimated returns. A portion of such sales is made on extended terms of up to 365 days. Such sales do not include a right of return. Research and service revenues are recognized as the related activities are performed or milestones are met, whichever is later.


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

3.    SUPPLEMENTAL FINANCIAL STATEMENT DATA


                                                      December 31,
                                         --------------------------------------
                                              1995                    1996
                                         --------------          --------------
   Inventories:
   ------------
        Raw materials                    $     168,788           $     213,154
        Work in process                          2,849                  86,130
        Finished goods (restated)               47,661                  97,441
                                         --------------          --------------
             Total inventories           $     219,298           $     396,725
                                         ==============          ==============

                                                                                 December 31,
                                                                    -------------------------------------
                                                                         1995                    1996
                                                                    -------------           -------------
   Property and Equipment:
   -----------------------
        Production equipment                                        $     721,104           $     201,106
        Furniture and fixtures                                             38,907                  49,037
        Leasehold improvements                                                ---                   7,076
        Assets held for disposal (net of reserves) (see note 4)               ---                 190,573
                                                                    -------------           -------------
             Total property and equipment, at cost                        760,011                 447,792
        Accumulated depreciation and amortization                        (362,046)               (269,004)
                                                                    -------------           -------------
                  Net property and equipment                        $     397,965           $     178,788
                                                                    =============           =============


4.    IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENT:  ASSET IMPAIRMENT


      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") Effective January 1, 1996, ENDOcare adopted this pronouncement. In accordance with this standard, the Company reviewed the cash flows being generated by certain assets which were not expected to be utilized fully in the Company's operations after its spin-out from Medstone International, Inc. Based upon this review, effective January 1, 1996, ENDOcare reduced the value of certain property and equipment by $264,047 and intangible organizational costs by $60,831 to their estimated fair market values. These adjustments were charged to operations in the quarter ended March 31, 1996. Prior to the adoption of SFAS 121 the Company periodically analyzed and reviewed its long-term assets for impairment based on economic factors and continuing benefits of the specific assets as determined by current and expected operations at that time.



      Assets held for disposal:

      The majority of the property and equipment adjustment pertained to laser machines which were no longer generating sales of the Company's ProLase laser catheters. At the December 31, 1995 spin-out date, these lasers had a cost of $441,243. Accumulated depreciation was $234,033. Effective January 1, 1996, ENDOcare reduced the machines' carrying values to their estimated disposal value of $50,000, of which $27,374 was realized during 1996. These assets are included in assets held for disposal. Included in the impairment loss in the statement of operations for the year ended December 31, 1996 is $157,210 related to these assets.


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


      Boston Scientific: On November 18, 1996, ENDOcare signed a distribution agreement with Boston Scientific Corporation ("Boston Scientific"). This agreement grants Boston Scientific exclusive worldwide marketing rights for ENDOcare's CRYOcare system for urology. ENDOcare retains marketing rights for other applications. In return Boston Scientific has guaranteed ENDOcare certain minimum purchases of CRYOcare systems over the next five years subject to certain conditions and renegotiation. In addition, Boston Scientific has committed to pay ENDOcare four payments of $250,000 each, based upon meeting certain specified milestones. The first milestone, based upon contract signing, was received in November 1996, and revenue was recognized in the fourth quarter of 1996. Cash related to the second milestone was received in December when the second milestone was achieved, but no revenue was recognized in 1996. Due to certain continuing obligations of the Company to Boston Scientific as it relates to this payment, ENDOcare plans to recognize revenue on this second payment over the three-year period beginning in January 1997.


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

8.    COMMITMENTS AND CONTINGENCIES

      Commitments


      Prior to September 1995, ENDOcare incurred no outside rental expense, since it shared facilities with its parent, Medstone. In September 1995, ENDOcare moved to its own facility in Irvine, California. Rent expense was $9,184 and $51,391 in 1995 and 1996, respectively. This facility lease expires on August 31, 1998. Future minimum commitments on this lease are $40,872 in 1997 and $30,654 in 1998. In February 1997, ENDOcare signed a new five-year lease for a larger 16,100 square foot facility in Irvine, California, with contractual rentals of $119,383 in 1997, $153,860 in 1998, $157,727 in 1999, $161,593 in 2000, and $165,460 in 2001,
      and $34,639 in 2002. The Company expects to use the old facility for warehousing of inventory and in the future expects to sublease its previous facility for its remaining term. However, if the Company is unsuccessful in finding a sublease tenant, the Company would be liable for the entire remaining lease payments. If the Company is unable to find a subtenant or if revenues do not increase sufficiently to compensate for the increase in lease expenses for the new facility, it would have a material adverse effect on the Company's cash flow and operating results.


      ENDOcare also leases various office equipment, with lease commitments totaling $11,320 in 1997, $10,557 in 1998, $7,937 in 1999, and $5,358 in
      2000.

      As of December 31, 1996, ENDOcare has no other facility leases, capital leases, or other long-term commitments.

      Contingencies


      On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages of at least $10,000,000 and punitive damages of $20,000,000. On January 23, 1997 a temporary restraining order was issued by the court against the Company and Dr. Chang for the limited purpose of preventing disclosure of certain information at a cryosurgery conference. The order expired by its terms on February 3, 1997 and no other injunction or other relief has been granted to CMS. The Company denies all allegations of wrongdoing in the complaint and intends to defend the lawsuit vigorously. However, the costs of defending the lawsuit could be material and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed or, if they are assessed, what the possible range of loss would be. The Company is not a party to any other legal proceedings.


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


      The weighted average fair value of the Company's options at the grant date was approximately $0.17. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:


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


      During the year ended December 31, 1996, two customers accounted for over 10% of the Company's revenues. A Canadian distributor accounted for 14% of total revenues, and Boston Scientific accounted for 12%. At December 31, 1996, four customers accounted for over 10% of gross accounts receivable. An Australian distributor accounted for 19%, a Michigan medical group accounted for 16%, a Texas distributor accounted for 17% and a San Diego distributor accounted for 11%. The Company derived 50% of its total revenues from foreign customers during the year ended December 31, 1996.


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




14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                        Net Income (Loss)
                                    Total       -------------------------------
                                   Revenue           Total         Per Share
                               --------------   --------------   --------------
Quarter Ended:
--------------
   December 31, 1996 (restated)   $ 839,764       $ (192,245)        $ (0.03)
   September 30, 1996 (restated)    499,073         (367,062)          (0.07)
   June 30, 1996                    419,785         (394,557)          (0.07)
   March 31, 1996                   370,656         (577,584)          (0.10)

                                 ENDOCARE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS




                                                       Allowance for                       Reserve for
                                                   Doubtful Receivables              Inventory Obsolescence
                                                     and Sales Returns              and Net Realizable Value
                                                     -----------------              ------------------------
Balance at December 31, 1993  . . . . . . . .         $      98,600                      $         ---
     Charges to operations  . . . . . . . . .                   ---                                ---
     Deductions   . . . . . . . . . . . . . .                (1,494)                               ---
     Other  . . . . . . . . . . . . . . . . .                   ---                                ---
                                                      --------------                     --------------
Balance at December 31, 1994  . . . . . . . .                97,106                                ---
     Charges to operations  . . . . . . . . .                   ---                                ---
     Deductions   . . . . . . . . . . . . . .               (50,158)                               ---
     Other  . . . . . . . . . . . . . . . . .                   ---                                ---
                                                      --------------                     --------------
Balance at December 31, 1995  . . . . . . . .                46,948                                ---
     Charges to operations  . . . . . . . . .                22,687                             77,236
     Deductions   . . . . . . . . . . . . . .               (11,496)                               ---
     Other  . . . . . . . . . . . . . . . . .                   ---                                ---
                                                      --------------                     --------------
Balance at December 31, 1996  . . . . . . . .         $      58,139                      $      77,236
                                                      ==============                     ==============

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ENDOCARE, INC.


                                        By:  /s/ PAUL W. MIKUS
                                        -----------------------------------
                                                 Paul W. Mikus
                                                 Chief Executive Officer,
                                                 President, Chief Financial
                                                 Officer and Treasurer


Dated:  May 29, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 29, 1997.



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