Form 10-K/A
period 1996-12-31
ENDOCARE INC
filed 1997-07-08
CIK 1003464

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                  Form 10-K/A
                               (AMENDMENT NO. 3)


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

ITEM 3.     LEGAL PROCEEDINGS


      On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages of at least $10,000,000 and punitive damages of $20,000,000. On January 23, 1997 a temporary restraining order was issued by the court against the Company and Dr. Chang for the limited purpose of preventing disclosure of certain information at a cryosurgery conference. The order expired by its terms on February 3, 1997. In addition, at a hearing held on July 2, 1997, the court refused to issue an injunction against the Company. At such hearing, the court, however, issued a preliminary injunction against Dr. Chang that prohibits his employment relating specifically to the Company's cryosurgery products until a trial on the merits is held. The injunction was based on language contained in an employment agreement between Dr. Chang and CMS that prevents him from working for a CMS competitor. No other injunction or other relief has been granted to CMS. The Company denies all allegations of wrongdoing in the complaint and intends to defend the lawsuit vigorously. However, the costs of defending the lawsuit could be material and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed. The Company is not a party to any other legal proceedings.



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

                                                                    Amount and Nature
                        Name and Address                                of Beneficial
Title of Class          of Beneficial Owner (1)                         Ownership (2)         Percent of Class
--------------          -----------------------                         -------------         ----------------
Common Stock            The Kaufman Fund                                1,000,000                      12.2%
                           140 E. 45th Street
                           New York, NY  10017
                        Peter F. Bernardoni (3)                           634,500                       7.7%
                           Technology Funding
                           2000 Alameda de las Pulgas
                           San Mateo, CA  94402

                        Paul W. Mikus (6)                                 166,667 (4)                   2.0%
                        David J. Battles (6)                               44,416 (5)                    *
                        Ralph L. Quigley (6)                                  ---                        *

                        Kevin Marinelli                                     2,500 (4)                    *
                           113 Cottage Lane
                           Aliso Viejo, CA  92656
                        All executive officers and directors              848,083                       9.9%
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


  (4)     Represents shares issuable with respect to the exercise of options.

  (5) Represents 35,416 shares issuable with respect to the exercise of options.

  (6) The address of such persons is 18 Technology Drive, Suite 134, Irvine, California 92618.

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

           3.2   Amended and Restated Bylaws of the Company **

           4.1   Specimen Certificate of the Company's Common Stock (3)
          10.1   Facility Lease on 18 Technology Drive (2)
          10.2   Contribution Agreement between Medstone International, Inc.
                   and the Company, dated October 31, 1995 (1)
          10.3   Research and Development Services Agreement between Medstone
                   International, Inc. and the Company, dated October 31,
                   1995 (1)
          10.4   Form of Indemnification Agreement (2) *
          10.5   1995 Stock Plan (1) *
          10.6   1995 Director Option Plan (1) *
          10.7 Patent License Agreement between the Company and Brigham and Women's Hospital, Inc., dated April 17, 1996 (4)
          10.8   Form of Convertible Secured Promissory Note due
                   August 26, 1998, issued by ENDOcare, Inc. in an aggregate principal amount of $1,500,000, dated August 26, 1996 (5)
          10.9 Form of Warrant to purchase an aggregate of 150,000 shares of common stock, dated August 26, 1996 (5)
          10.10  Distributorship Agreement between the Company and Boston
                   Scientific Corporation, dated November 18, 1996 (6)
          10.11 Common Stock Purchase Agreement by and among the Company and the persons listed on the Schedule of Investors attached thereto as Exhibit A, dated January 21, 1997 (7)

          10.12  Facility Lease dated January 31, 1997 for 7 Studebaker **
          10.13  Sublease dated May 19, 1997 for 18 Technology Drive **
          11.1   Earnings Per Share Calculation **
          23.1   Consent of KPMG Peat Marwick LLP **
          23.2   Consent of Ernst & Young LLP **

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

                                                         KPMG PEAT MARWICK LLP


Orange County, California
February 3, 1997, except as to the
fourth paragraph of Note 1 to the Financial
Statements which is as of May 28, 1997, and the fourth paragraph of Note 8 to the Financial Statements which is as of July 2, 1997.

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


      During its third quarter of 1996, the Company recognized a sale relating to the shipment of product to an international distributor. The total revenue recognized on this sale approximated $140,000. Due to the lack of payment by the customer, the Company provided an allowance for doubtful accounts for a substantial portion of the sale in the fourth quarter of 1996. However, the Company became aware that the product had been shipped from the Company's warehouse in error. As a result, the Company has restated the results of operations for the third quarter of 1996. Though revenues, cost of product sales and selling, general and administrative expenses for the year ended December 31, 1996 have been restated, there has been no net change to the net loss for the year ended December 31, 1996. In addition, the above restatement has been reflected in the Company's balance sheet at December 31, 1996, primarily as a reduction of net accounts receivable and certain current liabilities and an increase in inventories.


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

      Revenue Recognition: ENDOcare recognizes product revenue upon the shipment of its products and records reserves for estimated returns. A portion of CRYOcare system sales are made on extended terms requiring periodic payments of up to 365 days due to the capital nature and expense of the CRYOcare system. Such CRYOcare system sales and sales of the Company's other products do not include a right of return, except for defective products, and no conditions to customer acceptance exist at the time of sale. Research and service revenues are recognized as the related activities are performed or milestones are met, whichever is later. Realizability of accounts receivable is determined based upon an understanding of the financial condition of, and prior history with, the buyer and overall historical experience.


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
                                                                    =============           =============

4.    IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENT:  ASSET IMPAIRMENT


      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") Effective January 1, 1996, ENDOcare adopted this pronouncement. In accordance with this standard, the Company reviewed the cash flows being generated by certain assets which were not expected to be utilized fully in the Company's operations after its spin-out from Medstone International, Inc. Based upon this review, effective January 1, 1996, ENDOcare reduced the value of certain property and equipment by $264,047 and intangible organizational costs by $60,831 to their estimated fair market values. These adjustments were charged to operations in the quarter ended March 31, 1996. The identification and measurement of these impaired assets was primarily a result of the post spin-out business operations of the Company, not solely the adoption of SFAS 121.
      However, the provisions of SFAS 121 were utilized in determining the amount of the impairment charge. Prior to the adoption of SFAS 121 the Company periodically analyzed and reviewed its long-term assets for impairment based on economic factors and continuing benefits of the specific assets as determined by current and expected operations at that time.


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

      Contingencies


      On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages of at least $10,000,000 and punitive damages of $20,000,000. On January 23, 1997 a temporary restraining order was issued by the court against the Company and Dr. Chang for the limited purpose of preventing disclosure of certain information at a cryosurgery conference. The order expired by its terms on February 3, 1997. In addition, at a hearing held on July 2, 1997, the court refused to issue an injunction against the Company. At such hearing, the court, however, issued a preliminary injunction against Dr. Chang that prohibits his employment relating specifically to the Company's cryosurgery products until a trial on the merits is held. The injunction was based on language contained in an employment agreement between Dr. Chang and CMS that prevents him from working for a CMS competitor. No other injunction or other relief has been granted to CMS. The Company denies all allegations of wrongdoing in the complaint and intends to defend the lawsuit vigorously. However, the costs of defending the lawsuit could be material and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed or, if they are assessed, what the possible range of loss would be. The Company is not a party to any other legal proceedings.


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
Balance at December 31, 1996  . . . . . . . .         $      58,139                      $      77,236
                                                      ==============                     ==============

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ENDOCARE, INC.


                                        By:  /s/ PAUL W. MIKUS
                                        -----------------------------------
                                                 Paul W. Mikus
                                                 Chief Executive Officer,
                                                 President, Chief Financial
                                                 Officer and Treasurer


Dated:  July 3, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 3, 1997.



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

        3.2    Amended and Restated Bylaws of the Company **

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

       10.12   Facility Lease dated January 31, 1997 for 7 Studebaker **
       10.13   Sublease dated May 19, 1997 for 18 Technology Drive **
       11.1    Earnings Per Share Calculation **
       23.1    Consent of KPMG Peat Marwick LLP **
       23.2    Consent of Ernst & Young LLP **

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