Form 10-Q
period 1997-06-30
ENDOCARE INC
filed 1997-08-14
CIK 1003464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on August 12, 1997 was 8,240,124.

                                 ENDOCARE, INC.
                     FORM 10-Q, QUARTER ENDED June 30, 1997
                                      INDEX

                                                                                                                    Page
                                                                                                                    ----
                          Part I. Financial Information

Item 1         Financial Statements (unaudited)

                      Condensed Statements of Operations for the fiscal quarters
                      and six months ended June 30, 1996 and 1997                                                      3

                      Condensed Balance Sheets at December 31, 1996
                      and June 30, 1997                                                                                4

                      Condensed Statements of Cash Flows for the six months
                      ended June 30, 1996 and 1997                                                                     5

                      Notes to Financial Statements                                                                    6

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                               9

Item 3         Quantitative and Qualitative Disclosures About Market Risk                                           None

                           Part II. Other Information

Item 1         Legal Proceedings                                                                                      12

Item 2         Changes in Securities                                                                                  12

Item 3         Defaults Upon Senior Securities                                                                        12

Item 4         Submission of Matters to a Vote of Security Holders                                                    12

Item 5         Other Information                                                                                      12

Item 6         Exhibits and Reports on Form 8-K                                                                       13



Signature Page                                                                                                        14

                          ITEM 1. FINANCIAL STATEMENTS

                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Fiscal Quarter Ended                   Six Months Ended
                                               June 30          June 30,            June 30,          June 30,
                                                1996             1997                 1996              1997
                                            -----------      -----------           -----------      -----------
Revenues:
   Net product sales                        $   419,785      $   229,165           $   788,841      $   888,000
   Collaborative agreements                          --           20,832                 1,600           41,664
                                            -----------      -----------           -----------      -----------

           Total revenues                       419,785          249,997               790,441          929,664

Costs and expenses:
   Cost of product sales                        234,859          151,132               476,164          581,044
   Research and development                     230,006          423,345               363,656          713,790
   Selling, general and administrative          349,478          732,646               597,885        1,428,710
   Impairment loss on long-lived assets              --               --               324,878               --
                                            -----------      -----------           -----------      -----------

           Total costs and expenses             814,343        1,307,123             1,762,583        2,723,544
                                            -----------      -----------           -----------      -----------

Loss before income taxes                       (394,558)      (1,057,126)             (972,142)      (1,793,880)
Provision for income taxes                           --            2,700                    --            5,400
                                            -----------      -----------           -----------      -----------

Net loss                                    $  (394,558)     $(1,059,826)          $  (972,142)     $(1,799,280)
                                            ===========      ===========           ===========      ===========

Net loss per share of common stock          $     (0.07)     $     (0.13)          $     (0.17)     $     (0.23)
                                            ===========      ===========           ===========      ===========


Weighted average shares and common
   stock equivalents outstanding              5,632,921        8,195,853             5,626,991        7,817,451
                                            ===========      ===========           ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS


                                                                      December 31,       June 30,
                                                                         1996              1997
                                                                      -----------      -----------
                                                                                      (unaudited)
                                      ASSETS

Current assets:
   Cash and cash equivalents                                          $   476,854      $ 5,602,137
   Accounts receivable, net                                               587,945          190,934
   Inventories                                                            396,725          956,372
   Prepaid expenses and other current assets                               41,398          129,919
                                                                      -----------      -----------

           Total current assets                                         1,502,922        6,879,362

Property and equipment, net                                               178,788          331,232
Other assets                                                               69,191           17,677
                                                                      -----------      -----------

           Total assets                                               $ 1,750,901      $ 7,228,271
                                                                      ===========      ===========



                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                                   $   668,761      $   718,072
   Accrued compensation                                                    53,190           61,230
   Other accrued liabilities                                              143,399          229,360
   Deferred revenue                                                       118,333          118,333
   Customer deposits                                                           --           15,147
                                                                      -----------      -----------

           Total current liabilities                                      983,683        1,142,142

Deferred revenue                                                          166,667          125,003
Convertible note payable                                                  750,000               --

Shareholders' equity (deficiency):
   Common stock, $.001 par value                                            5,645            8,196
   Additional paid-in capital                                           1,376,354        9,283,658
   Accumulated deficit                                                 (1,531,448)      (3,330,728)
                                                                      -----------      -----------

           Total shareholders' equity (deficiency)                       (149,449)       5,961,126
                                                                      -----------      -----------

                Total liabilities and equity (deficiency)             $ 1,750,901      $ 7,228,271
                                                                      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                          June 30,        June 30,
                                                           1996            1997
                                                       -----------      -----------
Cash flows from operating activities:
   Net loss                                            $  (972,142)     $(1,799,280)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                         16,260           49,105
      Amortization of warrant value                             --           38,713
      Offering costs                                            --           62,869
      Other                                                     --            7,794
   Impairment loss on long-lived assets                    324,878               --
   Changes in operating assets and liabilities:
      Accounts receivable                                  (12,951)         397,011
      Inventories                                           73,205         (559,647)
      Prepaid expenses and other current assets            (14,144)         (88,522)
      Other Assets                                              --           51,514
      Accounts payable                                     277,060           49,311
      Accrued compensation                                  40,004            8,040
      Other accrued liabilities                             20,873           85,961
      Deferred revenue                                          --          (41,664)
      Customer deposits                                         53           15,147
                                                       -----------      -----------
Net cash used in operating activities                     (246,904)      (1,723,648)
Cash flows from investing activities:
   Purchases of property and equipment                     (20,207)        (201,549)
   Proceeds from sale of property and equipment             17,379               --
                                                       -----------      -----------
Net cash provided (used) in investing activities            (2,828)        (201,549)
Cash flows from financing activities:
   Issuance of common stock, Medstone Distribution         500,000               --
   Issuance of common stock, other                          29,895        7,050,480
                                                       -----------      -----------
Net cash provided by financing activities                  529,895        7,050,480
                                                       -----------      -----------
Net increase in cash and cash equivalents                  280,163        5,125,283
Cash and cash equivalents, beginning of period               1,941          476,854
                                                       -----------      -----------
Cash and cash equivalents, end of period               $   282,104      $ 5,602,137
                                                       ===========      ===========
Non-Cash Transactions:
   Conversion of note payable to common stock                   --      $   850,250


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

         During its third quarter of 1996, the Company recognized a sale relating to the shipment of product to an international distributor. The total revenue recognized on this sale approximated $140,000. Due to the lack of payment by the customer, the Company provided an allowance for doubtful accounts for a substantial portion of the sale in the fourth quarter of 1996. However, the Company became aware that the product had been shipped from the Company's warehouse in error. As a result, the Company has restated the results of operations for the third quarter of 1996. Though revenues, cost of product sales and selling, general and administrative expenses for the year ended December 31, 1996 have been restated, there has been no net change to the net loss for the year ended December 31, 1996. In addition, the above restatement has been reflected in the Company's balance sheet at December 31, 1996, primarily as a reduction of net accounts receivable and certain current liabilities and an increase in inventories. The accompanying balance sheet at December 31, 1996 reflects the impact of the above-mentioned restatement.

         These financial statements should be read in conjunction with the audited financial statements and other information included in the Company's Form 10-KA Amendment No. 3 for the year ended December 31, 1996. Financial results for this interim period are not necessarily indicative of results to be expected for the full year 1997.

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

4.       Supplemental Financial Statement Data

                                                           December 31,             June 30,
                                                              1996                   1997
                                                            --------               --------
                                                                                  (unaudited)
         Inventories:
           Raw materials                                     $213,154               $604,124
           Work in process                                     86,130                 92,377
           Finished goods                                      97,441                259,871
                                                             --------               --------

              Total inventories                              $396,725               $956,372
                                                             ========               ========

5.       Net Loss Per Share

         Net loss per share is computed using the weighted average number of actual shares of common stock outstanding for the periods presented. Fully diluted earnings per share amounts are not presented because they approximate primary earnings per share.

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

ITEM 2.

                                 ENDOCARE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following should be read in conjunction with the unaudited financial statements and notes thereto included in Part I--Item 1, the audited financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-KA Amendment No. 3 for the fiscal year ended December 31, 1996.

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

Results of Operations

Product revenue for the three months ended June 30, 1997 decreased 45% to $229,000 compared to $420,000 in 1996. This decrease resulted from the decline in revenue associated with the sale of surgical disposables. Included in the quarter ended June 30, 1997 revenue is $100,000 of CRYOcare system sales to Boston Scientific Corporation. The shipments are non-refundable discounted unit sales targeted for demonstration purposes by Boston Scientific Corporation under the distribution agreement. The corresponding period in 1996 included revenue derived from surgical disposable and surgical system products.

Product revenue for the six months ended June 30, 1997 increased 13% to $888,000 compared to $789,000 in 1996. The increase was due to the first sales of CRYOcare systems to Boston Scientific Corporation in the first quarter of 1997 partially offset by the decline in surgical disposable product revenue describe above.

Revenue from collaborative agreements and related parties for the three months ended June 30, 1997 increased to $21,000 from zero in 1996. The 1997 amount represented the second quarter amortization of a lump-sum payment from Boston Scientific Corporation based upon the distribution agreement entered into in November 1996.

Revenue from collaborative agreements and related parties for the six months ended June 30, 1997 increased to $42,000 compared to $1,600 in 1996. The increase was due to two quarters amortization of the Boston Scientific Corporation lump sum payment as described above. The 1996 amounts represented engineering services provided by ENDOcare to its former parent, Medstone International, none of which is continuing in 1997.

Gross margins on product sales were 34% for the three months ended June 30, 1997, compared to 44% in 1996. The decline in gross margins resulted primarily from the sale of discounted CRYOcare systems to Boston Scientific Corporation during the three months ended June 30, 1997 compared to revenue derived from higher margin disposable products and nondiscounted sales of surgical system products in the same period in 1996.

Gross margins on product sales for the six months ended June 30, 1997 were 35% compared to 40% in the same period of 1996. The decline is attributable to product mix and discounted sales to Boston Scientific Corporation as described above.

Research and development expense increased 84% to $423,000 for the three months ended June 30, 1997 compared to $230,000 for the corresponding period in 1996. The increase represented continued investment in the form of additional personnel and related infrastructure to support the Horizon Stent, CRYOcare and general product improvement development efforts.

Research and development expense for the six months ended June 30, 1997 increased 96% to $714,000 compared to $364,000 in the same period in 1996. The increase is attributable to the reasons described above.

Selling, general and administrative expense increased 109% to $733,000 for the three months ended June 30, 1997 compared to $350,000 for the corresponding period in 1996. The 1997 amount included costs for additional sales, marketing and administrative personnel, increased costs associated with the move to ENDOcare's larger corporate and manufacturing facility, and increased professional fees associated with legal matters and SEC filings.

Selling, general and administrative expense for the six months ended June 30, 1997 increased 139% to $1,429,000 compared to $598,000 in the same period in 1996. In addition to the reasons described above, selling, general and administrative expense increased for the six months ended June 30, 1997 as compared to the same period in 1996 due to first quarter 1997 professional expenses and costs associated with the offering and sale of common stock in the private placement, the annual meeting of stockholders, and the related reports required of public companies. Additionally, 1997 expenses reflect one time non-cash interest and warrant charges of $79,000 resulting from the conversion of notes from the four partnerships managed by Technology Funding Inc. into common stock. The increase in 1997 expenses was partially offset by interest income of $140,000 earned on the proceeds from the private placement. The reserve for bad debt for the six months ended June 30, 1997 was $172,000 compared to $16,000 for the corresponding period in 1996. This increase generally resulted from the change in product mix of sales from inexpensive disposable products in 1996 to costly capital equipment sales of CRYOcare systems in 1997.

ENDOcare's net loss for quarter ended June 30, 1997 was $1,060,000, or 13 cents per share on 8,196,000 weighted average shares outstanding compared to a net loss of $395,000 or 7 cents per share on 5,633,000 weighted average shares outstanding for the same period in 1996. Net loss for the six months ended June 30, 1997 was $1,799,000 or 23 cents per share on 7,817,451 weighted average shares outstanding compared to a net loss of $972,000, or 17 cents per share on 5,627,000 weighted average shares outstanding for the same period in 1996. The increase in net loss for the 1997 periods presented resulted from lower product gross margins, higher selling, general and administrative costs, and higher research and development expenses.

Liquidity and Capital Resources

At June 30, 1997, ENDOcare's cash and cash equivalent balance was $5,602,000, compared to $477,000 at December 31, 1996. Outstanding debt at June 30, 1997 was zero, compared to $750,000 at December 31, 1996. This improvement in liquidity and capital resources resulted from two financing transactions consummated on January 27, 1997.

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

Additional working capital has been used as ENDOcare's operations have increased in 1997. Net accounts receivable decreased to $191,000 at June 30, 1997, compared to $588,000 at December 31, 1996. Inventory increased to $956,000 at June 30, 1997, compared to $397,000 at the beginning of the year. Additions to property and equipment during the first six months of 1997 were approximately $201,000. Accounts payable increased to $718,000 from $669,000 at December 31, 1996.

At June 30, 1997 ENDOcare's net working capital was $5,737,000 and the ratio of current assets to current liabilities was 6 to 1.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages of at least $10,000,000 and punitive damages of $20,000,000. On January 23, 1997, a temporary restraining order was issued by the court against the Company and Dr. Chang for the limited purpose of preventing disclosure of certain information at a cryosurgery conference. The order expired by its terms on February 3, 1997. In addition, by order dated July 22, 1997, the court denied CMS' request for an injunction against the Company. However, the court issued a preliminary injunction against Dr. Chang that prohibits his employment with or performance of services for the Company, or for any other competitor of CMS engaged in the cryosurgery business in the United States, Canada, Europe or Taiwan, until a trial on the merits is held. The order also states that Dr. Chang is not precluded from petitioning the court to modify the order to allow him to work for the Company in a capacity not related to the Company's cryosurgery products. The injunction was based on language contained in an employment agreement between Dr. Chang and CMS that prevents him from working for a CMS competitor. No other injunction or other relief has been granted to CMS. The Company denies all allegations of wrongdoing in the complaint and intends to defend the lawsuit vigorously. However, the costs of defending the lawsuit could be material, and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed. The Company is not a party to any other legal proceedings.

Item 2.           Changes in Securities

                  Stock Options

                  During the period from April 1, 1997 through June 30, 1997, the Company granted stock options to eight individuals covering an aggregate of 62,500 shares of its common stock. All such options were granted at fair market value, vest over a four year period, and are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Exhibit 10.1 1995 Stock Option Plan, as amended

                  Exhibit 10.2 1995 Director Option Plan, as amended

                  Exhibit 10.3 Employee Stock Purchase Plan, as amended

                  Exhibit 11   Calculation of Earnings Per Share

                  Exhibit 27   Financial Data Schedule


         (b) Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ENDOCARE, INC.


Date: August 13, 1997           By:      /s/ Paul W. Mikus

                                         Paul W. Mikus
                                         Chief Executive Officer and President
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)