Form 10-Q
period 1997-09-30
ENDOCARE INC
filed 1997-11-14
CIK 1003464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                   ------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from            to
                                    ----------    ----------


                         COMMISSION FILE NUMBER 0-27212


                                 ENDOCARE, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                      DELAWARE                                33-0618093
          -------------------------------                ----------------------
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                Identification Number)


         7 STUDEBAKER, IRVINE, CALIFORNIA                        92618
      ---------------------------------------             ----------------------
      (Address of principal executive office)                  (Zip Code)


                                 (714) 595-4770
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


            18 Technology Drive, Suite 134, Irvine, California 92618
--------------------------------------------------------------------------------
                                (Former Address)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on November 13, 1997 was 8,270,437.

                                 ENDOCARE, INC.

                                  FORM 10-Q

                       Quarter Ended September 30, 1997


                                    INDEX


                                                                                PAGE
                                                                                ----
Part I.  Financial Information

Item 1   Financial Statements (unaudited)

         Condensed Statements of Operations for the fiscal quarters
         and nine months ended September 30, 1997 and 1996                        3

         Condensed Balance Sheets at September 30, 1997
         and December 31, 1996                                                    4

         Condensed Statements of Cash Flows for the nine months
         ended September 30, 1997 and 1996                                        5

         Notes to Financial Statements                                            6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                8

Item 3   Quantitative and Qualitative Disclosures About Market Risk            None


Part II. Other Information

Item 1   Legal Proceedings                                                       10

Item 2   Changes in Securities                                                   10

Item 3   Defaults Upon Senior Securities                                         10

Item 4   Submission of Matters to a Vote of Security Holders                     10

Item 5   Other Information                                                       11

Item 6   Exhibits and Reports on Form 8-K                                        11

Signature Page                                                                   12

                                 ENDOCARE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


ITEM 1. FINANCIAL STATEMENTS

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                        -----------------------------       -----------------------------
                                            1997             1996              1997              1996
                                        -----------       -----------       -----------       -----------
Revenues:
   Net product sales                    $   535,110       $   499,073       $ 1,423,111       $ 1,287,914
   Collaborative agreements                  20,832                --            62,496             1,600
                                        -----------       -----------       -----------       -----------
         Total revenues                     555,942           499,073         1,485,607         1,289,514

Costs and expenses:
   Cost of sales                            349,525           233,542           930,568           709,706
   Research and development                 459,833           323,161         1,173,622           686,816
   Selling, general and
     administrative                         834,759           309,432         2,263,470           907,317
   Impairment loss on long-lived
     assets                                      --                --                --           324,878
                                        -----------       -----------       -----------       -----------
         Total costs and expenses         1,644,117           866,135         4,367,660         2,628,717
                                        -----------       -----------       -----------       -----------
Loss before income taxes                 (1,088,175)         (367,062)       (2,882,053)       (1,339,203)
Provision for income taxes                    2,000                --             7,400                --
                                        -----------       -----------       -----------       -----------
Net loss                                $(1,090,175)      $  (367,062)      $(2,889,453)      $(1,339,203)
                                        ===========       ===========       ===========       ===========
Net loss per share of common stock      $      (.13)      $      (.07)      $      (.36)      $      (.24)
                                        ===========       ===========       ===========       ===========
Weighted average shares and common
   stock equivalents outstanding          8,244,000         5,638,943         7,960,000         5,633,068
                                        ===========       ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                                ENDOCARE, INC.

                                BALANCE SHEETS

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          1997               1996
                                                                      ------------       -------------
                                                                      (UNAUDITED)
                                    ASSETS

Current assets:
   Cash and cash equivalents                                           $ 4,890,559       $   476,854
   Accounts receivable, net                                                254,782           587,945
   Inventories                                                             955,544           396,725
   Prepaid expenses and other current assets                                95,648            41,398
                                                                       -----------       -----------
           Total current assets                                          6,196,533         1,502,922

Property and equipment, net                                                284,915           178,788
Other assets                                                                17,677            69,191
                                                                       -----------       -----------
           Total assets                                                $ 6,499,125       $ 1,750,901
                                                                       ===========       ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                                    $   943,091       $   668,761
   Accrued liabilities                                                     466,287           196,589
   Deferred revenues                                                        83,333           118,333
                                                                       -----------       -----------
           Total current liabilities                                     1,492,711           983,683

Deferred revenue                                                           104,171           166,667
Convertible note payable                                                        --           750,000

Shareholders' equity (deficiency):
   Common stock, $.001 par value                                             8,260             5,645
   Additional paid-in capital                                            9,314,884         1,376,354
   Accumulated deficit                                                  (4,420,901)       (1,531,448)
                                                                       -----------       -----------
           Total shareholders' equity (deficiency)                       4,902,243          (149,449)
                                                                       -----------       -----------
                Total liabilities and equity (deficiency)              $ 6,499,125       $ 1,750,901
                                                                       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                                 Endocare, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    -----------------------------
                                                        1997             1996
                                                    ------------      ------------
Cash flows from operating activities:
   Net loss                                         $(2,889,453)      $(1,339,203)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                      82,148            25,385
      Amortization of warrant value                      58,474                --
   Impairment loss on long-lived assets                      --           324,878

   Changes in operating assets and liabilities:
      Accounts receivable                               333,163           (72,628)
      Inventories                                      (558,819)          (59,623)
      Accounts payable                                  274,330           429,186
      Accrued liabilities                               269,698           113,176
      Other                                             (29,472)          (53,025)
                                                    -----------       -----------
Net cash used in operating activities                (2,459,931)         (631,854)

Cash flows from investing activities:
   Purchases of property and equipment                 (188,275)          (24,991)
   Proceeds from sale of property and equipment              --            27,374
                                                    -----------       -----------
Net cash provided (used) in investing                  (188,275)            2,383
   activities

Cash flows from financing activities:
   Borrowing on convertible note                             --           750,000
   Issuance of common stock, Medstone Distribution           --           500,000
   Issuance of common stock, other                    7,061,911            65,365
                                                    -----------       -----------
Net cash provided by financing activities             7,061,911         1,315,365
                                                    -----------       -----------
Net increase in cash and cash equivalents             4,413,705           685,894
Cash and cash equivalents, beginning of period          476,854             1,941
                                                    -----------       -----------
Cash and cash equivalents, end of period            $ 4,890,559       $   687,835
                                                    ===========       ===========
Non-Cash Transactions:

   Conversion of note payable to common stock       $   850,250       $        --


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

    During its third quarter of 1996, the Company recognized a sale relating to the shipment of product to an international distributor. The total revenue recognized on this sale approximated $140,000. Due to the lack of payment by the customer, the Company provided an allowance for doubtful accounts for a substantial portion of the sale in the fourth quarter of 1996. However, the Company became aware that the product had been shipped from the Company's warehouse in error. As a result, the Company previously restated the results of operations for the third quarter of 1996. Though revenues, cost of product sales and selling, general and administrative expenses for the year ended December 31, 1996 were restated, there was no net change to the net loss for the year ended December 31, 1996. In addition, the above restatement was reflected in the Company's balance sheet at December 31, 1996, primarily as a reduction of net accounts receivable and certain current liabilities and an increase in inventories. The accompanying balance sheet at December 31, 1996 and statements of operations for the three and nine months ended September 30, 1996 reflect the impact of the above-mentioned restatement.

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

4.   Supplemental Financial Statement Data


                                SEPTEMBER 30,            DECEMBER 31,
                                    1997                     1996
                                -------------            ------------
 Inventories:
   Raw materials                  $642,387                 $213,154
   Work in process                  62,428                   86,130
   Finished goods                  250,729                   97,441
                                  --------                 --------
      Total inventories           $955,544                 $396,725
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

7.  Private Placement of Common Stock

    On January 27, 1997, ENDOcare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. ("Oppenheimer") acting as placement agent. After expenses, the net contribution to the Company's capital was approximately $7,050,000. Expenses deducted from the proceeds include a commission to Oppenheimer of $543,585 and legal, accounting, and other professional expenses of approximately $160,000. In addition, Oppenheimer received a warrant to purchase 177,497 shares of ENDOcare common stock for a period of five years at a price of $4.20 per share. The warrants are exercisable at any time between January 27, 1998 and January 27, 2002.

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

Results of Operations

Product revenue for the three months ended September 30, 1997 increased 7% to $535,000 compared to $499,000 in 1996. This increase resulted primarily from the quarter to quarter increase in cryoprobe sales offset by a decline in sales of surgical disposable products.

Product revenue for the nine months ended September 30, 1997 increased 11% to $1,423,000 compared to $1,288,000 in 1996. The increase was due to the first sales of CRYOcare systems to Boston Scientific Corporation in the first quarter of 1997 partially offset by the decline in surgical disposable product revenue describe above.

Revenue from collaborative agreements for the three months ended September 30, 1997 increased to $21,000 from zero in 1996. The 1997 amount represented the third quarter amortization of a lump-sum payment from Boston Scientific Corporation based upon the distribution agreement entered into in November 1996.

Revenue from collaborative agreements for the nine months ended September 30, 1997 increased to $62,000 compared to $1,600 in 1996. The increase was due to three quarters amortization of the Boston Scientific Corporation lump sum payment as described above. The 1996 amount represented engineering services provided by ENDOcare to its former parent, Medstone International, none of which is continuing in 1997.

Gross margins on product sales were 35% for the three months ended September 30, 1997, compared to 53% in 1996. The decline in gross margins resulted primarily from the additional infrastructure and personnel costs associated with the company's new manufacturing facility in Irvine, California. ENDOcare currently manufactures all of its products at its new facility.

Gross margins on product sales for the nine months ended September 30, 1997 were 35% compared to 40% in the same period of 1996. The decline is attributable to product mix, current period discounted sales to Boston Scientific Corporation for demonstration purposes under the distribution agreement and additional costs associated with the Company's new manufacturing facility as described above.

Research and development expense increased 42% to $460,000 for the three months ended September 30, 1997 compared to $323,000 for the corresponding period in 1996. The increase reflects the continuing investment the Company is making in the form of additional personnel and related infrastructure to support the Horizon Stent, CRYOcare and general product improvement development efforts.

Research and development expense for the nine months ended September 30, 1997 increased 71% to $1,174,000 compared to $687,000 for the same period in 1996. The increase is attributable to the reasons described above.

Selling, general and administrative expense increased 170% to $835,000 for the three months ended September 30, 1997 compared to $309,000 for the same period in 1996. The 1997 amount included costs for additional sales, marketing and administrative personnel, increased costs associated with ENDOcare's larger corporate facility, and increased professional fees associated with legal matters and SEC filings.

Selling, general and administrative expense for the nine months ended September 30, 1997 increased 150% to $2,263,000 compared to $907,000 for the same period in 1996. In addition to the reasons described above, selling, general and administrative expense increased for the nine months ended September 30, 1997 as compared to the same period in 1996 due to first quarter 1997 professional expenses and costs associated with the offering and sale of common stock in the private placement, the annual meeting of stockholders, and the related reports required of public companies. Additionally, 1997 expenses reflect one time non-cash interest and warrant charges of $79,000 resulting from the conversion of notes from the four partnerships managed by Technology Funding Inc. into common stock offset by interest income of $193,000 earned on the proceeds from the private placement. The reserve for bad debt for the nine months ended September 30, 1997 was $172,000 compared to $16,000 for the corresponding period in 1996. This increase generally resulted from the change in product mix of sales from inexpensive disposable products in 1996 to costly capital equipment sales of CRYOcare systems in 1997.

ENDOcare's net loss for quarter ended September 30, 1997 was $1,090,000, or 13 cents per share on 8,244,000 weighted average shares outstanding compared to a net loss of $367,000 or 7 cents per share on 5,639,000 weighted average shares outstanding for the same period in 1996. Net loss for the nine months ended September 30, 1997 was $2,889,000 or 36 cents per share on 7,960,000 weighted average shares outstanding compared to a net loss of $1,339,000, or 24 cents per share on 5,633,000 weighted average shares outstanding for the same period in 1996. The increase in net loss for the 1997 periods presented resulted from lower product gross margins, higher selling, general and administrative costs, and higher research and development expenses.

Liquidity and Capital Resources

At September 30, 1997, ENDOcare's cash and cash equivalent balance was $4,891,000, compared to $477,000 at December 31, 1996. Outstanding debt at September 30, 1997 was zero, compared to $750,000 at December 31, 1996. This improvement in liquidity and capital resources resulted from two financing transactions consummated on January 27, 1997.

In January 1997, ENDOcare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co. Inc. acting as placement agent. After deducting commissions and other expenses of the sale, this offering added approximately $7,050,000 to ENDOcare's capital base.

Also in January 1997, the four partnerships managed by Technology Funding Inc. converted the outstanding principal amount of their $750,000 promissory notes and $50,000 of accrued interest into common stock at the conversion rate of $2.50 per share. To induce conversion at that time, ENDOcare issued to the partnerships an additional 12,000 shares of stock, with a fair market value on that date of approximately $50,000.

Additional working capital has been used as ENDOcare's operations have increased in 1997. Net accounts receivable decreased to $255,000 at September 30, 1997, compared to $588,000 at December 31, 1996. Inventory increased to $956,000 at September 30, 1997, compared to $397,000 at the beginning of the year. Additions to property and equipment during the first nine months of 1997 were approximately $188,000. Accounts payable increased to $943,000 from $669,000 at December 31, 1996.

At September 30, 1997 ENDOcare's net working capital was $4,704,000 and the ratio of current assets to current liabilities was 4 to 1.

The Company believes that its existing cash resources and anticipated cash flow from future operations, including new product licensing fees, will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through the end of 1998. Insofar as the Company elects not to enter into product licensing arrangements and/or elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time.

The preceding forward-looking statements are subject to uncertainties in economic conditions, regulatory issues, and other risk factors. Such factors may cause actual future results to differ significantly from management's current expectations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages of at least $10,000,000 and punitive damages of $20,000,000. On September 23, 1997, the court granted Dr. Chang's motion (which the Company joined) to modify an earlier injunction prohibiting Dr. Chang from performing services for the Company, based on the language contained in an employment agreement between Dr. Chang and CMS that ostensibly prohibits Dr. Chang from working for a CMS competitor. Under the modification obtained by Dr. Chang and the Company, Dr. Chang is entitled to provide consulting services to the Company in the area of stent technology, subject to certain restrictions and to periodic review of Dr. Chang's activities by a neutral third party. The Company is subject to the terms of this modified injunction, insofar as necessary to enforce the restrictions on Dr. Chang's activities. No other injunctive or other relief has been granted to CMS. On October 17, 1997, the Company filed a comprehensive motion for summary judgment seeking dismissal of all claims against it brought by CMS, on a variety of legal and undisputed factual grounds. Shortly thereafter, on November 4, 1997, the parties filed a request that the court stay all proceedings pending efforts to resolve the case through mediation. The Company continues to deny all allegations of wrongdoing in the complaint and intends to defend the litigation vigorously. However, the costs of defending the lawsuit could be material, and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed. The Company is not a party to any other legal proceedings.

Item 2.  Changes in Securities

         Stock Options

         During the period from July 1, 1997 through September 30, 1997, the Company granted stock options to 10 individuals covering an aggregate of 222,500 shares of its common stock. All such options were granted at fair market value, vest over a four year period, and are exercisable over a ten year period. In addition, pursuant to the Company's 1995 Directors' Option Plan (a formula plan), options covering an aggregate of 20,000 shares of common stock were granted to two non-employee directors. These directors options were granted at fair market value, vest over a one year period, and are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 Exhibit 11 -- Calculation of Earnings Per Share

                 Exhibit 27 -- Financial Data Schedule

         (b)  Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENDOCARE, INC.

Date: November 13, 1997                  By: /s/ PAUL W. MIKUS
                                             ----------------------------
                                                 Paul W. Mikus
                                                 Chief Executive Officer
                                                 and President
                                                 (Duly Authorized Officer)


                                         By: /s/ WILLIAM R. HUGHES
                                             --------------------------------
                                                  William R. Hughes
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                      SEQUENTIALLY
NUMBER       DESCRIPTION                                     NUMBERED PAGE
-------      -----------                                     -------------

  11         Calculation of Earnings Per Share

  27         Financial Data Schedule