Form 10-K
period 1997-12-31
ENDOCARE INC
filed 1998-03-31
CIK 1003464

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10K. [ ]

        The number of shares of the registrant's common stock outstanding as of March 24, 1998 was 8,386,167.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $26,206,772 (computed using the average bid and asked prices quoted on the NASDAQ Small Cap Market on March 24, 1998).

================================================================================

                                 ENDOCARE, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                            ITEM NUMBER AND CAPTION
                            -----------------------

                                                                       PAGE
    PART I                                                            NUMBER
    ------                                                            ------
    Item 1.  Business................................................    3
    Item 2.  Properties..............................................   14
    Item 3.  Legal Proceedings.......................................   14
    Item 4.  Submission of Matters to a Vote of Security Holders.....   14


    PART II
    -------

    Item 5.  Market for Registrant's Common Equity
             and Related Shareholder Matters.........................   15
    Item 6.  Selected Financial Data.................................   16
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................   17
    Item 7A. Quantitative and Qualitative Disclosures about
             Market Risk.............................................   20
    Item 8.  Financial Statements and Supplementary Data.............   20
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.....................   20


    PART III
    --------

    Item 10.  Directors and Executive Officers of the Registrant......  21
    Item 11.  Executive Compensation..................................  22
    Item 12.  Security Ownership of Certain Beneficial
              Owners and Management...................................  25
    Item 13.  Certain Relationships and Related Transactions..........  26


    PART IV
    -------

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K................................................  26

                                     PART I
ITEM 1.     BUSINESS


GENERAL
   ENDOcare, Inc., a Delaware corporation ("ENDOcare" or the "Company") develops, manufactures and markets minimally invasive medical devices to treat a variety of urological conditions. The Company has focused its efforts on the development of surgical devices for the treatment of the two most common diseases of the prostate: Benign Prostate Hyperplasia ("BPH") and prostate cancer. To date, the Company has received marketing clearance by the FDA for several of its products and has a research and development pipeline for the development of other novel urological devices.

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

   ENDOcare also is developing new therapies for the improved treatment of BPH. The Company's initial product development efforts for BPH involve the use of stent technology to provide both immediate and long-term relief to BPH patients. ENDOcare is implementing a two-part strategy for the commercialization of its stent-based BPH therapies. The first stage is the development of the Company's Horizon Temporary Stent. This nitinol-based stent has shape memory characteristics for easy placement via a catheter following surgical intervention of the prostate and convenient atraumatic removal of the stent following the healing process. The Company believes that its Horizon Temporary Stent will address one of the major issues of BPH therapy, the immediate relief of patients following thermotherapy and surgical resection. ENDOcare has recently filed an investigational device exemption ("IDE") with the U.S. Food and Drug Administration to initiate human clinical studies of the Horizon Temporary Stent and expects to begin clinical trials in mid 1998.

   The second stage in developing the Company's stent technology will combine a nitinol stent with a catheter system to deliver thermotherapy. The Company believes that this ThermaStent(TM) will provide immediate and long-term therapy in a one-step process. Both stent applications are being designed to be performed on an outpatient basis. The Company believes that its ability to perform BPH therapy in this manner could result in an increase in the number of BPH sufferers who will seek curative surgical procedures.

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

   On January 27, 1997, ENDOcare completed a $7,765,499 private placement of its common stock whereby 2,218,714 shares were placed with qualified institutional investors at a price of $3.50 per share. Net proceeds after deducting commissions and other expenses of sale were approximately $7,050,000. Oppenheimer & Co., Inc. served as the placement agent for the offering.

   On January 27, 1997, an aggregate of 332,000 shares of common stock were issued upon conversion of $750,000 in promissory note payables plus accrued interest on such promissory notes.

MARKET BACKGROUND

PROSTATE CANCER
   The incidence of prostate cancer has risen steadily since 1980 to become the second most common cause of cancer-related deaths among men. The dramatic increase in prostate cancer cases has led to heightened awareness of the disease, which has led to increased rates of testing and improved diagnostic methods.

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

   Cryosurgery, freezing tissue to destroy tumor cells, was first developed in the 1960's. During this period, the use of "cold probes," or cryoprobes, was explored as a method to kill prostate tissue without having to use radical surgery. Although effective in killing cancer cells, the lack of control as to the amount of tissue frozen prevented broad use and development of cryotherapy for prostate cancer.

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

   Laser Ablation of the Prostate: Laser assisted prostatectomy includes two similar procedures, visual laser ablation of the prostate ( V-LAP ) and contact laser ablation of the prostate ( C-LAP ), in which a laser fiber catheter is guided through a cystoscope and used to ablate and coagulate the prostatic urethra and prostatic tissue. Typically, the procedure is performed in the hospital under either general or spinal anesthesia, and an overnight hospital stay is required. In V-LAP, the burnt prostatic tissue then necroses, or dies, and over four to twelve weeks is sloughed off during urination. In C-LAP, the prostatic and urethral tissue is burned on contact and vaporized.

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


ENDOCARE PRODUCTS

                         TARGETED INDICATION
PRODUCT NAME                                     STATUS            LAUNCH DATE
Prolase II               General Urology         Marketing         October 1993
Prolase I                General Urology         Marketing         November 1994
Vaporbar                 BPH                     Marketing         November 1995
Uroloop                  BPH                     Marketing         November 1995
CRYOcare-8 Probe System  Prostate Cancer         Marketing         May 1996
CRYOcare-4 Probe System  General Surgery         Marketing         May 1996
Horizon Temporary Stent  BPH                     Pre-Clinical         ------
                                                 Studies
ThermaStent              BPH                     Development          ------


CRYOCARE SYSTEM
   ENDOcare has developed the CRYOcare System, a second generation cryosurgery system designed to overcome the limitations of existing systems and to allow the urologist to treat prostate cancer in a minimally invasive manner in an outpatient setting. The CRYOcare System has been designed to freeze tissue much faster and with more control than existing systems. This product is marketed in the field of urology by Boston Scientific pursuant to an exclusive worldwide distribution agreement.

   The Company believes the CRYOcare System is significantly more efficient than current competitive cryosurgical technology in creating the lethal temperatures in the cryoprobe necessary to kill cancer cells. Current cryosurgical technology employs a tank of liquid nitrogen, which is at -186 degrees C, and pumps it through a tube to the cryoprobe. The challenge for current liquid nitrogen technology is to not "leak" the cold prior to delivering it to the tumor site. Liquid nitrogen technology starts out coldest at the storage tank and can only get warmer and less effective by the time it reaches the tumor site and attempts to freeze the tissue.

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

   The CRYOcare System has been cleared for marketing by the FDA and was introduced in May 1996. The Company has installed several CRYOcare Systems in North America, with over 400 patients treated to date. Early clinical data at the CRYOcare Systems clinical sites are encouraging; however, further clinical work is needed to establish cryotherapy as a primary treatment for prostate cancer. The Company expects that further studies will be required prior to the establishment of national reimbursement by Medicare. Until such time as Medicare reimbursement is approved, sales of CRYOcare Systems may be limited within the urology market to small commercial, self-paying, and international customers.

   The Company has filed patent applications relating to the technology used to create the freezing process and to precisely control the shape of the freeze zone produced by the cryoprobes and has received notice of allowance from the U.S. Patent and Trademark

Office for it patent application covering the Company's CRYOprobe technology. This also may allow for expanded therapeutic applications by tailoring the cryoprobe performance to other anatomical targets, such as liver cancer and gynecology applications.


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

   Horizon Temporary Stent(TM). ENDOcare is developing a new urological stent which has been designed to provide immediate relief for BPH patients who undergo thermotherapy. The Company's Horizon Temporary Stent is made of nitinol, a new titanium metal alloy that employs a feature called shape memory. This shape memory feature allows the Horizon Temporary Stent to be soft and flexible in its relaxed state, allowing the device to be introduced in a relatively pain free manner using a catheter. When the device is heated to its transition temperature, the device self-expands to a pre-determined shape. In the case of the Horizon Temporary Stent, the predetermined shape is that of a rigid tube, or stent. The catheter will be inserted using a local anesthetic, and positioned in the prostatic urethra under direct vision. The stent will be activated by flowing warm water through the catheter, causing the shape memory to open to its tube-like position. After approximately 30 days, the stent is removed by the physician by flushing cold water through a flexible endoscope, causing the stent to return to its soft, relaxed state. The stent will be removed by retrieving it through the working channel of the flexible endoscope.

   ENDOcare has completed the design of its Horizon Temporary Stent and has recently filed an IDE to commence human clinical trials. Because the stent will be removed from the patients within 30 to 60 days, the Company expects that the regulatory process may be expedited. However, there can be no assurance that the FDA will not require more time consuming and extensive clinical studies.

   ThermaStent(TM). ENDOcare's ThermaStent(TM) is expected to be the second product developed for the Company's office-based therapy product line. The ThermaStent(TM) is being designed to combine thermotherapy with the Company's nitinol stent.

   The Company has secured a patent position on the ThermaStent(TM) device. In April 1996, ENDOcare licensed from the Brigham and Women's Hospital an issued patent covering urological applications of the delivery of thermal energy by a stent. The Company has filed an additional patent application which describes the device under development and its use to achieve temporary relief.


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

PATENTS AND INTELLECTUAL PROPERTY
   The Company's policy is to secure and protect intellectual property rights relating to its technology. While ENDOcare believes that the protection of patents and licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. The Company has received patents relating to its Prolase line of side-firing laser fibers and notice of allowance from the U.S. Patent and Trademark Office for its patent application covering the Company's CRYOprobe technology. The Company entered into a worldwide licensing agreement relating to urological applications of a patent from Brigham and Women's Hospital for the ThermaStent(TM) product ENDOcare is developing. This issued patent covers the concept of a variety of methods to heat occluded body passageways by use of a stent. The Company has filed a patent application which focuses on the use of a combination therapy of a stent for short term relief of the occlusion and thermotherapy for long-term relief. Certain patents for some of the new products described under "Products" have been filed or are in the process of being filed.

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


SALES AND MARKETING

   In November 1996, the Company entered into an eight-year worldwide (excluding Canada) exclusive distribution agreement with Boston Scientific Corporation ("BSC") to market the CRYOcare System for urology. As a result, future sales of the CRYOcare System, the Company's main current product, will be dependent upon the marketing efforts of BSC.

   The Company derives a majority of its revenues from the sales of CRYOcare Systems and expects that sales of CRYOcare Systems will continue to constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sales of CRYOcare Systems would have a material adverse effect on the Company's business, financial condition and results of its operations. Although the distributorship agreement requires Boston Scientific to purchase a minimum number of products, if and when there were a lack of sales as a result of unforeseen regulatory or clinical circumstances relating to a product or failure of the Company to deliver products in a timely manner, the minimum purchase requirements can be renegotiated. Currently, Medicare does not provide reimbursement for cryosurgical ablation of the prostate, one of the approved uses of the Company's eight probe CRYOcare System.

   In addition, under the distribution agreement, Boston Scientific has a right of first refusal to match any offer received by the Company from a third party to purchase the assets related to the CRYOcare System for urological applications, and a right to buy the assets and technology related to the CRYOcare System for urological applications at purchase dates of twenty-four, thirty-six and forty-eight months after the date that Medicare provides reimbursement for cryosurgical ablation of the prostate, for a purchase price of 1.7, 1.5 and 1.3 times net sales for the product for the preceding twelve months, but not less than $40 million, $50 million and $60 million, respectively.

   For urological applications, ENDOcare's CRYOcare System is distributed worldwide by BSC. In Canada it is distributed by Mentor Medical Systems Canada under a three-year distribution agreement. For the years ended December 31, 1996 and 1997, BSC accounted for 12% and 59%, respectively, of the Company's revenues. The loss of this distributor could have a material adverse effect on the Company. With the exception of the CRYOcare System for urological applications, the Company sells its products domestically and internationally primarily through independent distributors. Overall, international sales for urological applications represented approximately 50% of revenue during 1996 and such sales were insignificant in 1997. The Company's distributor agreements typically provide the distributor with exclusive selling rights to certain products in a particular territory, and are terminable by either party on 180 days notice. Each party bears its own expenses in performing under the agreement. The Company's ability to distribute its products depends substantially on the capabilities of its distributors. There can be no assurance that the Company will be able to maintain or expand its relationships with its distributors or to replace a distributor in the event any such relationship were terminated. In the event that the Company's relationships with any of its distributors were terminated and the Company was unable to replace the distribution capability, the Company's ability to distribute its products would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in such event, the Company's current sales and marketing personnel and financial resources might not be sufficient to enable the Company to establish its own distribution capability to market and sell its products. See Note 11 to the Financial Statements.

BACKLOG
   At December 31, 1997, the Company maintained minimal backlog. ENDOcare's policy is to stock enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of the Company's orders have been for shipment within 30 days of the placement of the order. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company's revenue.


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

   ENDOcare's current surgical disposable products and its new eight probe CRYOcare System have received FDA clearance for sale in the United States for approved urological uses. ENDOcare's previous manufacturing facility was subject to an FDA audit in August 1996, and the Company received no notice that it did not comply with the FDA's current GMP regulations. In addition, ENDOcare has obtained from the California Department of Health Services a license to manufacture medical devices, subject to periodic inspections and other regulation by that agency.


COMPETITION
   Currently, the Company markets products in the following categories: side-firing laser fibers, electrosurgical disposables and cryosurgical systems. Significant competitors include Cryomedical Sciences, Inc., Urologix, Inc., VidaMed, Inc., EDAP/TMS, S.A., C.R. Bard, Inc. and ACMI/Circon Corporation.

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


EMPLOYEES
   As of December 31, 1997, ENDOcare had a total of 31 employees. Of the 31 employees, 7 are engaged directly in research and development activities, 3 in regulatory affairs/quality assurance, 11 in manufacturing, 4 in sales and marketing, and 3 in general and administrative positions. The Company expects to substantially increase employment in anticipation of a commercial launch of the CRYOcare System with Boston Scientific and expanded research and development activities related to the Horizon Temporary Stent(TM) and ThermaStent(TM) programs. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its employee relations to be good.

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


CERTAIN CONSIDERATIONS
   This report for the year ended December 31, 1997 contains forward-looking statements that involve risks and uncertainties, including those discussed below and in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and Notes to Financial Statements. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. All such factors should be considered by investors in the Company.

   Limited Operating History; History of Losses: The Company has a limited history of operations as an independent operating entity. Since its inception, the Company has engaged primarily in research and development, and the Company has minimal experience in manufacturing, marketing and selling its products in commercial quantities. Additionally, the Company has incurred annual operating losses since its inception, and expects to continue to incur operating losses as new products will require substantial development, clinical, regulatory, manufacturing and other expenditures. As of December 31, 1997, the Company's accumulated deficit was approximately $5.4 million. There can be no assurance that the Company will successfully develop or commercialize its current or future products, that the Company will achieve significant revenues from sales, or that the Company will achieve or sustain profitability in the future. Additionally, successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure and obtaining additional financing adequate to fulfill its research and development activities to continue refinement of existing products and to develop and commercialize new products.

   Declining Sales of Existing Products; Uncertain Market Acceptance of the Company's New Products: Sales of certain of the Company's existing products, including Prolase(R) and Diolase(TM), have declined and are expected to continue to decline over the next few years. Certain of the Company's products, including its CRYOcare Systems, which were introduced in the second quarter of 1996, are in the early stages of development or market introduction. There can be no assurance that any of the Company's products will be accepted by potential customers. The Company's ability to successfully market its CRYOcare System is dependent upon acceptance of cryosurgical procedures in the United States and certain international markets. Although cryosurgery has existed for many years, cryosurgery has not been widely accepted due to cost, competing products and limited reimbursement by third party payors. The acceptance of cryosurgery by the general population also may be affected adversely by its price, concerns relating to its safety and efficacy, the accepted effectiveness of alternative methods of correcting urological disorders and lack of reimbursement from third party payors. Medicare does not currently reimburse for cryosurgical ablation of the prostate, one of the approved uses of the Company's eight probe CRYOcare System. In addition, any future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from the Company's products or the products of the Company's competitors, could adversely affect acceptance and reimbursement for cryosurgery. Emerging new technologies and procedures to treat cancer, prostate enlargement and other prostate disorders also may adversely affect the market acceptance of cryosurgery. There can be no assurance that the Company's CRYOcare Systems will gain any significant degree of market acceptance among physicians, patients and health care payers.

   Uncertainty of Product Development; Risks Related to Clinical Trials: The Company's growth is substantially dependent upon its continued ability to successfully develop, commercialize and market new products. The Company's future products are in varying stages of development. There can be no assurance that the Company will be successful in developing and commercializing new products that achieve market acceptance or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products. There can be no assurance that the Company's products in development will prove to be safe and effective in clinical trials under applicable regulatory guidelines, and clinical trials may identify significant technical or other obstacles that must be overcome prior to obtaining necessary regulatory or reimbursement approvals. Even if a product overcomes these obstacles, the Company's products will not be used unless they present an attractive alternative to other treatments and the clinical benefits to the patient and cost savings achieved through use of the Company's products outweigh the cost of such products. The Company believes that recommendations and endorsements of physicians and patients and reimbursement by health care payers will be essential for market acceptance of its products, and there can be no assurance that any such recommendations, endorsements or reimbursements will be obtained. Failure of the Company to successfully develop, commercialize and market new products or the failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

   Dependence on BSC; Limited Sales and Marketing Experience: The Company has only limited experience marketing and selling its products, and does not have experience marketing and selling its products in commercial quantities. In November 1996, the Company entered into an eight year exclusive distribution agreement whereby BSC agreed to market and distribute the Company's CRYOcare Systems for urology worldwide. As a result, future sales of the CRYOcare System, the Company's main product, will be dependent on the marketing efforts of BSC. The Company derives a majority of its revenues from the sales of CRYOcare Systems and expects that sales of CRYOcare Systems will continue to constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sales of CRYOcare Systems would have a material adverse effect on the Company's business, financial condition and results of its operations. Although the distributorship agreement requires BSC to purchase a minimum number of products, if and when there were a lack of sales as a result of unforeseen regulatory or clinical circumstances relating to a product or failure of the Company to deliver products in a timely manner, the minimum purchase requirements can be renegotiated. Currently, Medicare does not provide reimbursement for cryosurgical ablation of the prostate, one of the approved uses of the Company's eight probe CRYOcare System.

   The Company believes that to become and remain competitive, it will need to continue to develop third party distribution channels and/or a substantial direct sales force for its new and other products. Establishing marketing and sales capabilities sufficient to support sales in commercial quantities will require significant resources, and there can be no assurance that the Company will be able to recruit and retain direct sales personnel, or that the Company will succeed in establishing and maintaining any third party distribution channels, or that the Company's future sales and marketing efforts will succeed at all.

   In addition, under the distribution agreement, BSC has a right of first refusal to match any offer received by the Company from a third party to purchase the assets related to the CRYOcare System for urological applications, and a right to buy the assets and technology related to the CRYOcare System for urological applications at purchase dates of twenty-four, thirty-six and forty-eight months after the date that Medicare provides reimbursement for cryosurgical ablation of the prostate, for a purchase price of 1.7, 1.5 and 1.3 times net sales for the product for the preceding twelve months, but not less than $40 million, $50 million and $60 million, respectively. This buyout provision may have the impact of creating a theoretical cap on the value of the CRYOcare System for urological applications and, indirectly, the market value of the Company.

   Prior Reliance on Mestone; Need for Additional Financing: The Company operated as a division or wholly owned subsidiary of Medstone from its commencement of operations until January 1996 and relied upon Medstone for financial support and for assistance with personnel management and financial administration. The Company anticipates that its need for working capital through the end of 1998 should be satisfied with existing working capital and a $1 million bank line of credit. Insofar as the Company may elect to undertake or accelerate significant research and development projects for new products or may pursue corporate acquisitions, it may require additional outside financing prior to such time. The Company expects that to meet its long-term needs it will need to raise substantial additional funds through the sale of its equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative arrangements with third parties. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

   Competition; Rapid Technological and Industry Change: The Company competes in an established field of surgical device manufacturers, and the competition in this field is intense. Many of the Company's competitors are significantly larger than the Company and have greater financial, technical, research, marketing, sales, distribution and other resources than the Company. Additionally, the Company believes there will be intense price competition for products developed in the Company's markets. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products, including drug-based treatments, that are more effective or commercially attractive than any that are being developed or marketed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that, even if the Company is able to compete successfully, it would do so in a profitable manner. The medical device industry generally, and the urological disease treatment market in particular, are characterized by rapid technological change, changing customer needs, and frequent new product introductions. The Company's future success will depend upon its ability to develop and introduce new cost effective products in a timely manner. There can be no assurance that the Company's products will not be rendered obsolete as a result of future innovations.

   Limited Manufacturing Experience: The Company has limited experience in producing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company's failure to overcome these manufacturing problems could materially adversely affect the Company's business, financial condition and results of operations. The Company uses a combination of internal manufacturing capacity and third party manufacturers in its manufacturing efforts. Most of the Company's purchased components and processes are available from more than one vendor. However, certain components and processes are currently available from or performed by a single vendor. Any supply interruption from a single source vendor would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the ability of third party manufacturing sources to deliver components or finished goods will affect the Company's ability to commercialize its products, and the Company's dependence on third party sources may adversely affect the Company's profit margins. Additionally, the Company's success will depend in part upon its ability to manufacture its products in compliance with the FDA's Good Manufacturing Practices ("GMP") regulations and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost effective manner or to maintain compliance with GMP or other regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

   Dependence Upon Key Personnel: The Company's future success depends to a significant degree upon the continued service of key technical and senior management personnel, including Paul W. Mikus, the President of the Company, none of whom is bound by an employment agreement or covered by an insurance policy of which the Company is the beneficiary. The Company's future success also depends on its continuing ability to attract, retain and motivate highly qualified technical, managerial and sales personnel. The inability to retain or attract qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

   Government Regulation: Governmental regulations in the United States and other countries are a significant factor affecting the research and development, manufacture and marketing of the Company's products. In the United States, the

FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions which vary from country to country. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain necessary approvals for clinical testing or for manufacturing or marketing of its products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, governmental regulation may be established which could prevent, delay, modify or rescind regulatory approval of the Company's products. There can be no assurance that any such position by the FDA, or change of position by the FDA, would not adversely impact the Company's business, financial condition or results of operations. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the Company's products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on the Company. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. There can be no assurance that the Company will be able to obtain regulatory approvals for its products on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

   Uncertainty Relating to Third Party Reimbursement: In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's products, generally rely on third party payors, principally Federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving the Company's products. Currently, Medicare does not reimburse for cryosurgical ablation of the prostate, one of the approved uses of the Company's eight probe CRYOcare System. Without such reimbursement, market acceptance and use of the product will be limited and may adversely affect the Company's revenues from sales of the product. There can be no assurance that the cost of medical procedures involving the Company's products will be reimbursed by Medicare or other governmental, insurance or third party payers. In addition, the Company anticipates that in a prospective payment system, such as the DRG system utilized by Medicare, and in many managed care systems used by private health care payers, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products. Separate reimbursement for the Company's products is not expected to be available in the United States and there can be no assurance that reimbursement for the Company's products will be available in international markets under either governmental or private reimbursement systems. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payers for procedures involving the Company's products, or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

   Risks Related to Acquisitions: As part of its strategy to develop and market its products, the Company may acquire a business or businesses that the Company believes might enhance and speed up the development of its products through clinical trials, such as a surgical center or related company that would use the Company's products in clinical applications. There is no assurance, however, that the Company will be able to identify suitable acquisition candidates, or, if it identifies such candidates, that it would be able to consummate the acquisition of such candidates. Furthermore, there is no assurance that if the Company acquires a suitable acquisition candidate, the Company will be able to effectively integrate the operations of the company acquired into the operations of the Company, or effectively utilize the company acquired to develop and market the Company's products. The failure to integrate an acquired company into the operations of the Company may cause a drain on the financial and managerial resources of the Company, and thereby materially adversely effect the financial results of operations of the Company.

   Product Liability and Recall Risks: The manufacture and sale of medical products entails significant risk of product liability claims or product recalls. There can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

   Uncertainty Related to Health Care Reform: Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any Federal or state health care reform measures, future private sector reform or market forces may have on its business.

   Dependence on Patent and Proprietary Rights: The Company's success will depend in part on its ability to secure and protect intellectual property rights relating to its technology. While the Company believes that the protection of patents or licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. No assurance can be given that the Company's patent applications will be approved, that the Company will develop any additional proprietary products that are patentable and/or that any issued patents will provide the Company with a competitive edge or will not be challenged by any third parties. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any license required would be made available under any such patents or proprietary rights, on terms acceptable to the Company or at all. From time to time, the Company has received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore that the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. The Company seeks to preserve the confidentiality of its technology by entering into confidentiality agreements with its employees, consultants, customers, and key vendors and by other means. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such technology.

   Liquidity: The Company Common Stock began trading on the Nasdaq SmallCap Market on February 28, 1997. Between February 20, 1996 and February 28, 1997, the Common Stock traded on the Nasdaq electronic bulletin board. As a result, the Common Stock has a limited trading history. If the Company is unable to maintain the standards for quotation on the Nasdaq Small Cap Market, the ability of investors to resell their shares after registration with the Securities and Exchange Commission may be limited. In addition, the Company's securities may be subjected to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. This could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and the ability of holders of the Company's securities to sell their securities in the secondary market. There can be no assurance regarding the price at which the Company Common Stock will trade. The market prices for securities of emerging companies have historically been highly volatile. Future announcements concerning the Company or its competitors, including the Company's operating results, technological innovations or new commercial products, corporate collaborations, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of the Company's products, as well as investor perception of the Company and industry and general economic and market conditions, may have a significant impact on the market price of the Company's Common Stock. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general and small capitalization, high technology companies in particular, and are often unrelated to their operating performance.

   Shares Eligible for Future Sale; Dilution: Future sales of Common Stock (including shares issued upon the exercise of outstanding options and warrants) could materially adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company would deem appropriate. As of March 24, 1998, the Company had 8,386,167 shares of Common Stock outstanding, all of which may be freely traded (unless held by an affiliate of the Company). In addition, as of March 24, 1998 warrants to purchase 382,497 shares of Common Stock were outstanding. Also, as of March 24, 1998 stock options to purchase 1,866,480 shares of Common Stock had been granted under the Company's stock option plans, subject to various vesting schedules. Stock options to purchase an additional 233,520 shares of Common Stock may be issued by the Company from time to time under such option plans and up to 250,000 shares of Common Stock may be purchased under the Company's Employee Stock Purchase Plan. An aggregate of 2,000,000 shares of Common Stock may be issued under the Company's 1995 Stock Plan, 150,000 shares of Common Stock may be issued under the Company's 1995 Director Option Plan and up to 250,000 shares of Common Stock may be issued under the Company's Employee Stock Purchase Plan. The Company expects to request its shareholders at its 1997 annual meeting of stockholders to approve an amendment to the 1995 Stock Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares. Exercise of these options or warrants may result in substantial dilution to investors. In addition, the Company has granted certain shareholders and warrantholders piggyback registration rights with respect to 357,497 shares of Common Stock.

   Anti-Takeover Effect of Certain Provision; Possible Negative Effect on Stock
Price: Certain provisions of the Company's Certificate of Incorporation and the Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. For example, certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the shareholders, eliminate the ability of shareholders to act by written consent without a meeting and eliminate cumulative voting in the election of directors. These provisions may make it more difficult for shareholders to take certain corporate actions and may have the effect of delaying or preventing a change in control of the Company.

ITEM 2.     PROPERTIES

   The Company currently occupies approximately 16,000 square feet of office, manufacturing, engineering, warehouse, and research and development laboratories in Irvine, California. The property is leased for a term of 60 months, expiring in February, 2002. The Company has subleased its previously occupied facility and the lease and sublease expire in August, 1998.

ITEM 3.     LEGAL PROCEEDINGS

   On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's then Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, and competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages of at least $10,000,000 and punitive damages of $20,000,000. On September 23, 1997, the court granted Dr. Chang's motion (which the Company joined) to modify an earlier injunction prohibiting Dr Chang from performing services for the Company, based on the language contained in an employment agreement between Dr. Chang and CMS that ostensibly prohibits Dr. Chang from working for a CMS competitor. Under the modification obtained by Dr. Chang and the Company, Dr. Chang is entitled to provide consulting services to the Company in the area of stent technology, subject to certain restrictions and to periodic review of Dr. Chang's activities by a neutral third party. The Company is subject to the terms of this modified injunction, insofar as necessary to enforce the restrictions on Dr. Chang's activities. No other injunctive or other relief has been granted to CMS. On October 17, 1997, the Company filed a comprehensive motion for summary judgment seeking dismissal of all claims against it brought by CMS, on a variety of legal and undisputed factual grounds. Shortly thereafter, on November 4, 1997, the parties filed a request that the court stay all proceedings pending efforts to resolve the case through mediation. The parties are currently negotiating the terms of a settlement of the litigation. The Company continues to deny all allegations of wrongdoing in the complaint and intends to defend the litigation vigorously in the event that the settlement negotiations do not result in a negotiated solution of the case. However, the costs of defending the lawsuit could be material, and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed. The Company is not a party to any other legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   ENDOcare's common stock began trading on the NASDAQ SmallCap Market on February 28, 1997 and between February 20, 1996 and February 27, 1997, trading was conducted in the over-the-counter market on the NASDAQ Electronic Bulletin Board under the symbol "ENDO." The following table sets forth the high and low bid prices for ENDOcare's common stock during the periods indicated as quoted on the NASDAQ SmallCap Market or NASDAQ Electronic Bulletin Board:

                                      FISCAL YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                          1996            1997
                                          ----            ----
                                      HIGH     LOW     HIGH     LOW
                                      ----     ---     ----     ---
            Fourth quarter            $6.38   $3.38    $3.63   $3.50

            Third quarter
                                       5.00    2.25     3.88    3.69

            Second quarter
                                       5.88    1.88     3.88    3.69

            First quarter
            (from February 20, 1996)   3.00    0.38     4.63    3.94


   ENDOcare's common stock first traded publicly on February 20, 1996, at a price of $0.375 per share. As of March 24, 1998, ENDOcare had approximately 360 shareholders of record. On March 24, 1998, there were 8,386,167 shares of ENDOcare common stock issued and outstanding.

   ENDOcare has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

Common Stock
   On January 27, 1997, ENDOcare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. acting as placement agent.

   On January 27, 1997, an aggregate of 332,000 shares of common stock were issued upon conversion of $750,000 in promissory note payables plus accrued interest on such promissory notes.

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

Stock Options
   During the period from January 1, 1996 through December 31, 1996, the Company granted stock options to 14 individuals covering an aggregate of 626,000 shares of its common stock. During the period from January 1, 1997 through December 31, 1997, the Company granted stock options to 28 individuals covering an aggregate of 363,500 shares of its common stock. All such options were granted at fair market value, vest over a four year period, and are exercisable over a ten year period. No consideration was paid for such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

Warrants
    As of March 24, 1998, ENDOcare had issued warrants for the purchase of 382,497 shares of common stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

   The following table presents selected financial data of ENDOcare for the years ended December 31, 1996 and 1997 and for its predecessor, ENDOcare Division of Medstone, for previous years. Prior to 1996, ENDOcare was not an independent company with publicly traded shares. Hence, no earnings per share data is presented for those years.

                                                                  YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                             1993            1994           1995          1996           1997
                                          -----------    -----------    -----------    -----------    -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
  Net product sales ...................   $     2,697    $     2,283    $       951    $     1,878    $     1,918
  Revenue from collaborative agreements            --             --             --            250             83
  Research revenue from related party .           480            379            377              1             --
                                          -----------    -----------    -----------    -----------    -----------
    Total revenues ....................         3,177          2,662          1,328          2,129          2,001
Costs and expenses:
  Cost of product sales ...............           630            638            380            994          1,271
  Research and development ............         1,061            911            852          1,023          1,596
  Selling, general and administrative .         2,000          1,376            673          1,313          3,029
Impairment loss on long-lived assets ..            --             --             --            325             --
                                          -----------    -----------    -----------    -----------    -----------
    Total costs and expenses ..........         3,691          2,925          1,905          3,655          5,896
                                          -----------    -----------    -----------    -----------    -----------
Loss from operations ..................          (514)          (263)          (577)        (1,526)        (3,895)
Provision for income taxes ............            --             --             --              5              5
                                          -----------    -----------    -----------    -----------    -----------
Net loss ..............................   $      (514)   $      (263)   $      (577)   $    (1,531)   $    (3,900)
                                          ===========    ===========    ===========    ===========    ===========
Net loss per share ....................                                                $      (.27)   $      (.48)
                                                                                       ===========    ===========
Weighted average shares outstanding ...                                                  5,634,561      8,047,000
                                                                                       ===========    ===========

                                                                  BALANCES AT DECEMBER 31,
                                           -----------------------------------------------------------------------
                                            1993             1994           1995           1996             1997
                                           -------         -------         -------        -------        ---------
                                                                       (IN THOUSANDS)
     Balance Sheet Data:
     -------------------
     Working capital ............          $   236        $   295          $   328        $   519        $ 3,735
     Total assets ...............            1,041            972              806          1,751          5,543
     Long-term debt .............               --             --               --            750             --
     Total shareholders'/division
       equity (deficiency) ......              867            864              803           (149)         3,933

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
   ENDOcare, designs, manufactures, and markets an array of innovative, terperature-based surgical devices and technologies to treat prostate diseases, including prostate cancer and prostate enlargement. ENDOcare began marketing disposable surgical devices in 1993 with the introduction of the Prolase laser catheter. In late 1995, ENDOcare began marketing two new disposable product families, the Uroloop and Vaporbar electrosurgical cutting elements. In May 1996, the Company introduced its new CRYOcare cryosurgical system for the treatment of prostate cancer. In November 1996, ENDOcare signed a distribution agreement with Boston Scientific Corporation granting that company exclusive world-wide marketing rights for CRYOcare systems for urological applications.

   ENDOcare currently is developing additional, innovative therapies for prostate enlargement. The Company does not expect to be profitable in the near future because of increased operating expenses from expanded research and development efforts and support of clinical trials for products currently under development.

   Since its formation in 1990, ENDOcare operated first as a research and development department, then later as a division of Medstone International, Inc. In this form, ENDOcare shared facilities and certain personnel with its parent. Effective January 1, 1996, ENDOcare began operating as an independent corporation. Comparisons of financial results for 1996 and 1997 with those of 1995 may be impacted significantly by these two different organizational structures. In 1995 ENDOcare received direction, services, funding, and accounting allocations from Medstone. Beginning in 1996, charges were directly incurred by ENDOcare as it replaced services previously provided by Medstone with its own resources.

RESULTS OF OPERATIONS
    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                        1995     1996     1997
                                                        ----     ----     ----
           Revenues:
             Net product sales ....................       72%      88%      96%
             Revenue from collaborative agreements        --       12        4
             Research revenue from related party ..       28       --       --
                                                        ----     ----     ----
               Total revenues .....................      100%     100%     100%

           Costs and expenses:
             Cost of product sales ................       29       47       64
             Research and development .............       63       48       80
             Selling, general and administrative ..       51       62      151
             Impairment loss on long-lived assets .       --       15       --
                                                        ----     ----     ----
               Total costs and expenses ...........      143      172      295
                                                        ----     ----     ----
            Net loss before income taxes ..........      (43)     (72)    (195)
            Provision for income taxes ............       --       --       --
                                                        ----     ----     ----
            Net loss ..............................      (43)%    (72)%   (195)%
                                                        ====     ====     ====

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Revenue from product sales for the year ended December 31, 1997 increased slightly to $1,918,000 compared to $1,878,000 for the year ended December 31, 1996. In 1997 product sales consisted almost entirely of CRYOcare surgical systems while the volumes of surgical disposables declined considerably during the year.

   Revenue from collaborative agreements was $83,000 for the year ended December 31, 1997 compared to $250,000 for the year ended December 31, 1996. The 1997 amount represents one year's amortization of a lump-sum milestone payment from Boston Scientific Corporation ("BSC") to ENDOcare associated with the distribution agreement entered into in 1996 . The $250,000 in 1996 was a non-refundable, lump-sum payment from Boston Scientific Corporation to ENDOcare upon signing of a distribution agreement giving Boston Scientific exclusive world-wide marketing rights for CRYOcare systems in urological applications.

   Gross margins on product sales were 34% in 1997 compared to 47% in 1996. This difference was caused by a change in ENDOcare's product revenue mix along with additional infrastructure and personnel costs associated with the Company's new manufacturing facility. In 1996 ENDOcare's revenue product mix consisted of more higher margin surgical disposables along with the mid-year introduction of CRYOcare systems, including early units shipped with lower, introductory prices. The majority of the CRYOcare systems revenue in 1997 consisted of units also shipped with lower introductory prices primarily to Boston Scientific.

   Research and development expense increased 56% to $1,596,000 in 1997 from $1,023,000 in 1996. The increase resulted primarily from additional personnel and costs to support the further development of the CRYOcare systems, including one and four probe platforms, and development of other new products.

   Selling, general and administrative expense increased 131% to $3,028,000 in 1997 from $1,313,000 in 1996. This increase reflects the increased sales and marketing effort associated with the Company's CRYOcare products and relationship with BSC, in addition to the increases in personnel and operating costs as the Company continues to build its infrastructure to support its product lines.

   ENDOcare's net loss increased to $3,900,000 in 1997 from $1,531,000 in 1996. This increase was primarily due to lower gross margins and the increase in research and development costs and selling, general and administrative expenses described above.


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

LIQUIDITY AND CAPITAL RESOURCES
   At December 31, 1997, ENDOcare's cash balance was $3,896,000, compared to $477,000 at December 31, 1996. This cash increase was provided primarily by the 1997 financing transaction discussed below offset by cash used in operating activities.

   Working capital has been used as ENDOcare's operations have increased in 1997. Although revenue levels remained relatively consistent, net accounts receivable decreased to $376,000 at December 31, 1997, compared to $588,000 at December 31, 1996. The decrease resulted primarily from timely payments from sales to BSC as specified in the distribution agreement. To support higher production levels, inventory increased to $926,000 at December 31, 1997, compared to $397,000 at the beginning of the year. Fixed asset additions during 1997 were approximately $200,000. Working capital was provided as accounts payable and other current liabilities grew to an operating level of approximately $1,527,000, compared to $984,000 at December 31, 1996.

   At December 31, 1997, ENDOcare's net working capital was $3,735,000 and the ratio of current assets to current liabilities was 3.4 to 1.

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

   In February 1997, ENDOcare signed a new five-year lease for a larger facility in Irvine, California, with contractual rentals of $153,860 in 1998, $157,727 in 1999, $161,593 in 2000, $165,460 in 2001 and $34,639 in 2002, The Company's
previous lease expires on August 31, 1998 and has future minimum commitment of $30,654 in 1998. The Company has subleased its previous facility to another tenant for the remaining lease term.

   As described in Note 14 to the financial statements, subsequent to year-end ENDOcare entered into a $1,000,000 one-year bank line of credit which is available for working capital purposes. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants.

   The Company believes that its existing cash resources, anticipated cash flow from future operations, and the $1,000,000 bank line of credit, will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through the end of 1998. The Company is considering other means to raise capital to fund operations, including through a private placement of common stock to institutional investors. Insofar as the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time.

   The preceding forward-looking statements are subject to uncertainties in economic conditions, regulatory issues, and other risk factors. Such factors may cause actual future results to differ significantly from management's current expectations.


OTHER MATTERS
   The Company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), in 1998. Both standards may require financial statement disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of 1998 interim financial statements. Components of comprehensive income include items such as net earnings, foreign currency translation adjustments and changes in value of available-for-sale securities. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in the Company's 1998 Annual Report.

   The Company is not aware of any issues related to environmental concerns that have or are expected to materially effect its business.

   Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results. The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate its Year 2000 issues is not yet fully known, based upon information to date, it is not expected that the remediation will have a material impact on the Company's financial condition or operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS
   The executive officers and directors of the Company and their ages as of March 24, 1998 are as follows:


      NAME              AGE                               POSITION
      ----              ---                               --------
Paul W. Mikus            32   President, Chief Executive Officer, Chairman of the Board
                              and Director

William R. Hughes        41   Senior Vice President and Chief Financial Officer

Vincent C. Cutarelli     48   Vice President, Regulatory Affairs/Quality Assurance

Ralph L. Quigley         54   Vice President, Operations

Joseph V. Standish       52   Vice President, Marketing & Sales

Peter F. Bernardoni      38   Director

Robert F. Byrnes         53   Director

Benjamin Gerson, M.D.    50   Director

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

   William R. Hughes joined Endocare in July, 1997 as Senior Vice President and Chief Financial Officer. With 18 years experience in public accounting and industry, Mr. Hughes previously served as Controller and Chief Accounting Officer for File Net Corporation and was a Partner in the accounting firm of KPMG Peat Marwick. He obtained a BS degree in Economics from California State University, San Luis Obispo and has been a Certified Public Accountant since 1981.

   Vincent C. Cutarelli, RAC, has served as Vice President, Regulatory Affairs/Quality Assurance since September, 1996. He has over 24 years experience in regulatory affairs, quality assurance, GMP/ISO compliance and documentation control in the medical device industry. Most recently, he has served as the Director, Regulatory Affairs at both Allergan Optical and Baxter Healthcare. After obtaining his Bachelors degree in Chemistry and Biology from Clark University, he went on to become an ASQC Certified Quality Engineer and Regulatory Affairs Certified (RAC).

   Ralph L. Quigley has served as Vice President, Operations since May 1996. Prior to joining ENDOcare, Mr. Quigley served as Director and Division General Manager at Everett-Charles Test Equipment Company from 1982 to 1988. From 1991 to 1993, Mr. Quigley was Vice President, Operations at L.H. Research, Inc., a power supply manufacturer, where he was responsible for both domestic and international operations. From 1993 to 1996, Mr. Quigley served as Director of Operations for Workstation Technologies, a digital video equipment manufacturer.


   Joseph V. Standish joined Endocare in December, 1997 with over 20 years experience in the sales and marketing arena. Prior to joining Endocare, Mr. Standish was most recently President and Chief Operating Officer of Visijet, Inc., and served as Vice President, Marketing and Sales for Iovision, Inc. He holds an MBA in Finance from California State University, Fullerton, and obtained his BA in languages from Fairfield University.

   Peter F. Bernardoni has served as a Director since November 1995. Mr. Bernardoni has been a vice president of Technology Funding Inc. since 1991 and a partner in Technology Funding Ltd. since 1994. He serves on the board of directors of Urogen, Corp. He has an MS in Mechanical Engineering from Stanford University.

   Robert F. Byrnes joined Endocare's Board of Directors in August, 1997. Previously Mr. Byrnes served in a number of top-level management positions in the health care industry including Chairman and Chief Executive Officer of Tokos Medical and President and Chief Executive Officer of Matria Healthcare, Inc.

   Benjamin Gerson, M.D. joined Endocare's Board of Directors in August, 1997. Dr. Gerson is a Professor of Pathology and Laboratory Medicine and Professor of Pharmacology and Experimental Therapeutics at Boston University School of Medicine. Dr. Gerson was previously a panel member of the U.S. Food and Drug Administration (FDA) and had served as Chairman of the Clinical Chemistry and Clinical Toxicology Devices Panel, Center for Devices and Radiological Health.

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

   Based solely on its review of the copies of Forms 3 and 4 and amendments to them received by it with respect to fiscal year 1997, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that Mr. Byrnes and Mr. Gerson both filed Form 3 late.


ITEM 11.    EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

   The following table sets forth information regarding compensation earned by the Chief Executive Officer and the three (3) other most highly compensated executive officers whose salaries and bonus for the year ended December 31, 1997 was in excess of $100,000 (the "Named Executive Officers") for their services to the Company for the years ended December 31, 1996 and 1997.

                                                                            LONG-TERM
                                                                           COMPENSATION
                                    ANNUAL COMPENSATION                       AWARDS
                            -------------------------------------------    ------------
                                                                            SECURITIES
                                                           OTHER ANNUAL     UNDERLYING     ALL OTHER
NAME AND                                                     COMPEN-         OPTIONS/       COMPEN-
PRINCIPAL POSITION          YEAR    SALARY ($)    BONUS($)   SATION($)      SAR'S(#)(1)    SATION($)
------------------          ----    ----------    --------   ---------      -----------    ---------
Paul W. Mikus               1997     132,500       25,000       --                 --          464(2)
Chairman, President,        1996      97,500           --       --                 --        4,818(3)
Chief Executive Officer

Vincent Cutarelli(4)(5)     1997     100,000        1,250       --                 --          324(2)
Vice President,             1996          --           --       --                 --           --
Regulatory Affairs/
Quality Assurance

------------

(1)   The Company does not grant Stock Appreciation Rights.

(2)   Represents group term life insurance payments.

(3) Represents $130 of group term life insurance payments and $4,688 of commissions on the sale of CRYOcare Systems.

(4)   Mr. Cutarelli was hired in September 1996.

(5)   Mr. Cutarelli became an executive officer of the Company in 1997.

STOCK OPTIONS
   The following table sets forth information concerning each grant of stock options made during 1997 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                              -------------------------------------------------  POTENTIAL REALIZABLE VALUE
                              NUMBER OF    PERCENT OF                              AT ASSUMED ANNUAL RATES
                                SHARES    TOTAL OPTIONS                          OF STOCK PRICE APPRECIATION
                              UNDERLYING   GRANTED TO    EXERCISE                     FOR OPTION TERM(1)
                               OPTIONS      EMPLOYEES      PRICE      EXPIRATION  ---------------------------
           NAME               GRANTED(2)    IN PERIOD   PER SHARE(4)    DATE           5%          10%
      -------------           ----------    ---------   ------------  ----------    --------     --------
      Paul W. Mikus                --            --           --            --            --           --

      William R. Hughes       140,000(3)       38.5%       $2.81      08/18/07      $247,407     $626,978

      Ralph L. Quigley             --            --           --            --            --           --

      Vincent C. Cutarelli         --            --           --            --            --           --

------------
(1) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.

(2) All options become exercisable upon the merger of the Company with or into another corporation or the sale of substantially all of the Company's assets.

(3) The options vest over a four-year period with 25% on August 19, 1998 and the remaining 75% exercisable in equal monthly installments thereafter over the next three years.

(4) No options were exercised by the Named Executive Officers during the 1997 fiscal year.

   The following table sets forth the number and value as of December 31, 1997 of shares underlying unexercised options held by each of the Named Executive Officers.


FISCAL YEAR-END OPTION VALUES

                        NUMBER OF SHARES UNDERLYING       VALUE OF UNEXERCISED
                         UNEXERCISED OPTIONS AS OF    IN THE MONEY OPTIONS AS OF
                             DECEMBER 31, 1997           DECEMBER 31, 1997(1)
                       ----------------------------   ---------------------------
     NAME              EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----              -----------    -------------   -----------   -------------
Paul W. Mikus(2)         250,000        250,000        $845,000       $845,000

William R. Hughes            --         140,000        $     --       $105,000

Ralph L. Quigley(4)      31,250          43,750        $     --       $     --

Vincent Cutarelli(4)     21,875          48,125        $     --       $     --

------------
(1) Based on the fair market value (computed using the average bid and ask prices quoted on the NASDAQ SmallCap Market as of December 31, 1997, ($3.56 per share)) less the exercise price payable upon exercise of such options.

(2) The options vest over a four-year period with 25% on December 1, 1996 and the remaining 75% exercisable in equal monthly installments thereafter over the next three years.

(3) The options vest over a four-year period with 25% on August 19, 1997 and the remaining 75% exercisable in equal monthly installments thereafter over the next three years.

(4) All of Mr. Quigley's and Mr. Cutarelli's options were out of the money at December 31, 1997. The exercise price of their options were greater than the fair market value of the Company's common stock (as calculated in footnote (1) above) at December 31, 1997.


1995 STOCK PLAN
   The ENDOcare 1995 Stock Plan (the "1995 Stock Plan") is a stock incentive plan covering 2,000,000 shares of common stock of ENDOcare which may be awarded in order to attract and retain qualified personnel. The Compensation Committee of the Board of Directors administers the 1995 Stock Plan. Any employee or other person providing services to the Company is eligible to receive awards under the 1995 Stock Plan. Awards available under the 1995 Stock Plan include common stock purchase options and restricted common stock.

BOARD COMMITTEES
   Audit Committee: The Board of Directors established the Audit Committee to:
(i) make recommendations concerning the engagement of independent public accountants; (ii) review with the independent public accountants the plans for, and scope of, the audit procedures to be utilized and results of the audit;
(iii) approve the professional services provided by the independent public accountants; (iv) review the independence of the independent public accountants; and (v) review the adequacy and effectiveness of the Company's internal accounting controls. Mr. Peter F. Bernardoni, Mr. Robert F. Byrnes, and Mr. Benjamin Gerson, M.D.are the members of the Audit Committee.

   Compensation Committee: The Board of Directors established the Compensation Committee which consists of Mr. Peter F. Bernardoni, Mr. Robert F. Byrnes and Mr. Benjamin Gerson, M.D., none of whom are employees of the Company. The Compensation Committee determines the compensation of the Company's executive officers and administers the 1995 Stock Plan and the 1995 Director Option Plan.


COMPENSATION OF DIRECTORS
   Directors are elected annually. The Company does not compensate its directors for their services as such. However, directors are reimbursed for their out of pocket expenses in attending Board meetings, and each of the Company's non-employee directors participates in the 1995 Director Option Plan.

   The Company's 1995 Director Option Plan (the "Director Plan") as amended covers 150,000 shares of ENDOcare common stock. The Director Plan provides that each non-employee director (each, an "Outside Director") is automatically granted an option to purchase 10,000 fully vested shares of ENDOcare common stock upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of ENDOcare common stock on January 1 of each year so long as he or she remains an Outside Director.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
   The Company's Compensation Committee, consists of Messrs. Byrnes, Bernardoni and Gerson. No member of the Compensation Committee was at any time during fiscal 1997 or at any other time an officer or employee of the Company. There are no compensation committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers or Board members of such other entities.


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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information with respect to the beneficial ownership of ENDOcare common stock owned as of March 24, 1998 by (i) the holders of more than 5% of the ENDOcare common stock, (ii) each director of the Company,
(iii) each of ENDOcare's Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                                                            AMOUNT AND NATURE
                                   NAME AND ADDRESS           OF BENEFICIAL
              TITLE OF CLASS     OF BENEFICIAL OWNER(1)        OWNERSHIP(2)    PERCENT OF CLASS
              --------------     ----------------------        ------------    ----------------
               Common Stock   The Kaufmann Fund                 1,000,000            11.9%
                                 140 E. 45th Street
                                 New York, NY  10017
                              Peter F. Bernardoni (3)             647,000             7.7%
                                 Technology Funding
                                 2000 Alameda de las Pulgas
                                 San Mateo, CA  94402
                              Paul W. Mikus(5)                    312,500(4)          3.7%
                              Ralph L. Quigley(5)                  39,062(4)           *
                              Vincent C. Cutarelli(5)              29,167(4)           *
                              William R. Hughes(5)                     --              *
                              Robert F. Byrnes                     10,000(4)
                                    3753 Howard Hughes Dr.
                                    Suite 200
                                    Las Vegas, NV  89109
                              Benjamin Gerson, M.D.                10,000(4)
                                    70 Walnut Street
                                    Wellesley, MA  02181
                              All executive officers and        1,047,729            12.5%
                                directors as a group
                                (7 persons)

----------
 *    Less than 1%.
(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of March 24, 1998, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(3) Includes 632,000 shares held by Technology Funding Partners III, L.P., Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P., Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P., and Technology Funding Medical Partners I, L.P. (collectively, the "Funds"). Mr. Bernardoni is an officer of Technology Funding Inc., and a partner of Technology Funding Ltd., each a general partner of the Funds. Mr. Bernardoni has sole voting and shared investment power with respect to all shares owned by the Funds, and therefore may be deemed to be beneficial owner of such shares. Also includes 15,000 shares issuable with respect to exercise of options.
(4)   Represents shares issuable with respect to the exercise of options.
(5)   The address of such persons is 7 Studebaker, Irvine, California 92618.

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

   During 1996 ENDOcare and Medstone exchanged few services. During the first quarter 1996, Medstone billed ENDOcare approximately $3,000 for administrative services, and ENDOcare billed Medstone approximately $3,000 for engineering and administrative services. Throughout 1996, ENDOcare provided health insurance to its employees through continuation of Medstone's policy. No related party transactions occurred between ENDOcare and Medstone in 1997.


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


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

(1) Index to Financial Statements
        Independent Auditors' Reports                                 29
        Statements of Operations for the years ended                  31
           December 31,  1995, 1996 and 1997
        Balance Sheets at December 31, 1996 and 1997                  32
        Statements of Shareholders'/Division Equity (Deficiency)
           for the years ended December 31, 1995, 1996 and 1997       33
        Statements of Cash Flows for the years ended
           December 31, 1995, 1996 and 1997                           34
        Notes to Financial Statements                                 35

(2) Financial Statement Schedules
        Schedule II--Valuation and Qualifying Accounts

        (All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.)

(3) Exhibits

 2.1 Distribution Agreement between the Registrant and Medstone International, Inc., dated October 31, 1995(1)

 3.1  Certificate of Incorporation of the Company(2)

 3.2  Amended and Restated Bylaws of the Company(9)

 4.1  Specimen Certificate of the Company's Common Stock(3)

10.1  Facility Lease on 18 Technology Drive(2)

10.2 Contribution Agreement between Medstone International, Inc. and the Company, dated October 31, 1995(1)

10.3 Research and Development Services Agreement between Medstone International, Inc. and the Company, dated October 31, 1995(1)

10.4  Form of Indemnification Agreement(2)*

10.5  1995 Stock Plan(1)*

10.6  1995 Director Option Plan(1)*

10.7 Patent License Agreement between the Company and Brigham and Women's Hospital, Inc., dated April 17, 1996(4)

10.8 Form of Convertible Secured Promissory Note due August 26, 1998, issued by ENDOcare, Inc. in an aggregate principal amount of $1,500,000, dated August 26, 1996(5)

10.9 Form of Warrant to purchase an aggregate of 150,000 shares of common stock, dated August 26, 1996(5)

10.10 Distributorship Agreement between the Company and Boston Scientific Corporation, dated November 18, 1996(6)

10.11 Common Stock Purchase Agreement by and among the Company and the persons listed on the Schedule of Investors attached thereto as Exhibit A, dated January 21, 1997(7)

10.12 Facility Lease dated January 31, 1997 for 7 Studebaker(9)

10.13 Sublease dated May 19, 1997 for 18 Technology Drive(9)

23.1  Consent of KPMG Peat Marwick LLP**

23.2  Consent of Ernst & Young LLP**

27.1  Financial Data Schedule**

29.1 ENDOcare, Inc. Information Statement distributed to shareholders of Medstone International, Inc., dated February 6, 1996(8)

------------

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

(9) Previously filed with the Company's Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 1996, and incorporated herein by reference.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**    Filed herewith.

(b)   REPORTS ON FORM 8-K

      On January 31, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission dated January 27, 1997 reporting the sale of 2,218,714 shares of common stock in a private placement which closed January 27, 1997 for aggregate gross proceeds of $7,765,499 to the Company and that on January 27, 1997, at the request of the holders, the Company converted an aggregate principal amount of $750,000 of the Company's Convertible Secured Promissory Notes due August 26, 1998, plus accrued interest thereon, into 332,000 shares of common stock.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
ENDOcare, Inc.:

We have audited the accompanying balance sheets of ENDOcare, Inc. (the Company) as of December 31, 1996 and 1997, and the related statements of operations, shareholders'/division equity (deficiency), and cash flows for the years then ended. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENDOcare, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG PEAT MARWICK LLP

Orange County, California
February 6, 1998, except
as to note 14, which
is as of March 24, 1998

To the Board of Directors and Shareholders
Endocare, Inc.

We have audited the accompanying statements of operations, division deficiency and cash flows of ENDOcare (a division of Medstone International, Inc.) for the year ended December 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, division deficiency and cash flows of ENDOcare (a division of Medstone International, Inc.) for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP
Orange County, California
February 14, 1996

                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                             1995         1996          1997
                                           ---------   -----------   -----------
Revenues:
  Net product sales                       $  951,311   $ 1,877,678   $ 1,917,707
  Revenue from collaborative agreements           --       250,000        83,328
  Research revenue from related party        376,533         1,600            --
                                           ---------   -----------   -----------
    Total revenues                         1,327,844     2,129,278     2,001,035
                                           ---------   -----------   -----------
Costs and expenses:
  Cost of product sales                      379,478       994,374     1,270,838
  Research and development                   852,025     1,023,172     1,596,242
  Selling, general and administrative        673,258     1,313,302     3,028,815
  Impairment loss on long-lived assets            --       324,878            --
                                           ---------   -----------   -----------
    Total costs and expenses               1,904,761     3,655,726     5,895,895
                                           ---------   -----------   -----------
Loss before income taxes                    (576,917)   (1,526,448)   (3,894,860)
Provision for income taxes                        --         5,000         5,000
                                           ---------   -----------   -----------
Net loss                                   $(576,917)  $(1,531,448)  $(3,899,860)
                                           =========   ===========   ===========
Net loss per share of common stock -
  basic and diluted                                    $      (.27)  $      (.48)
                                                       ===========   ===========
Weighted average shares of
  common stock outstanding                               5,634,561     8,047,000
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS

                                                                        DECEMBER 31
                                                                ----------------------------
                                                                    1996            1997
                                                                -----------      -----------
                                     ASSETS
                                     ------
      Current assets:
         Cash and cash equivalents                              $   476,854      $ 3,896,316
         Accounts receivable, less allowances of $58,139
             and $192,000 at December 31, 1996 and 1997,
             respectively                                           587,945          376,141
         Inventories                                                396,725          925,592

         Prepaid expenses and other current assets                   41,398           64,237
                                                                -----------      -----------
             Total current assets                                 1,502,922        5,262,286

      Property and equipment, net                                   178,788          238,192
      Other assets                                                   69,191           42,566
                                                                -----------      -----------
                Total assets                                    $ 1,750,901      $ 5,543,044
                                                                ===========      ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

      Current liabilities:
         Accounts payable                                       $   668,761      $   745,771
         Accrued compensation                                        53,190          266,756
         Other accrued liabilities                                  143,399          430,918
         Deferred revenue                                           118,333           83,333
                                                                -----------      -----------
             Total current liabilities                              983,683        1,526,778

      Deferred revenue                                              166,667           83,339
      Convertible note payable                                      750,000               --

      Shareholders' equity (deficiency):
         Preferred stock, $.001 par value; 1,000,000 shares
             authorized; none issued and outstanding                     --               --
         Common stock, $.001 par value; 20,000,000 shares                --               --
             authorized; 5,645,139 and 8,378,354 issued and
             outstanding at December 31, 1996 and 1997                5,645            8,378
         Additional paid-in capital                               1,376,354        9,355,857
         Accumulated deficit                                     (1,531,448)      (5,431,308)
                                                                -----------      -----------
             Total shareholders' equity (deficiency)               (149,449)       3,932,927
                                                                -----------      -----------
      Commitments and contingencies
      Subsequent event
             Total liabilities and shareholders' equity         $ 1,750,901      $ 5,543,044
                                                                ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
             STATEMENT OF SHAREHOLDERS'/DIVISION EQUITY (DEFICIENCY)


                                                                                                         TOTAL
                                                                                                     SHAREHOLDERS'/
                                    COMMON STOCK         ADDITIONAL      ADVANCES                      DIVISION
                                 -------------------      PAID-IN          FROM       ACCUMULATED        EQUITY
                                 SHARES       AMOUNT      CAPITAL        MEDSTONE       DEFICIT       (DEFICIENCY)
                                 ------       ------      -------        --------       -------       ------------
BALANCE AT DECEMBER 31, 1995           --     $   --    $        --    $ 2,831,364    $(2,028,231)    $   803,133

Common stock issued in
   Medstone Distribution        5,616,528      5,617      1,297,516     (2,831,364)     2,028,231         500,000
Other common stock issued          28,611         28         59,868             --             --          59,896
Equity provided by
   warrant amortization                --         --         18,970             --             --          18,970
Net loss                               --         --             --             --     (1,531,448)     (1,531,448)
                                ---------     ------    -----------    -----------    -----------     -----------
BALANCE AT DECEMBER 31, 1996    5,645,139      5,645      1,376,354             --     (1,531,448)       (149,449)

Common stock issued in
   private placement and
   and note conversion, net     2,550,714      2,551      7,868,600             --             --       7,871,151
Stock options exercised           182,501        182         32,668             --             --          32,850
Equity provided by
    warrant amortization               --         --         78,235             --             --          78,235
Net loss                               --         --             --             --     (3,899,860)     (3,899,860)
                                ---------     ------    -----------    -----------    -----------     -----------
BALANCE AT DECEMBER 31, 1997    8,378,354     $8,378    $ 9,355,857    $        --    $(5,431,308)    $ 3,932,927
                                =========     ======    ===========    ===========    ===========     ===========


No data is presented for periods prior to December 31, 1995, because at that time ENDOcare was operating as a division of Medstone, not as an independent public corporation. (See note 12).

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                       1995            1996           1997
                                                   -----------     -----------     -----------
Cash flows from operating activities:
-------------------------------------
   Net loss                                        $  (576,917)    $(1,531,448)    $(3,899,860)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                   163,193          38,325         142,286
       Amortization of warrant value                        --          18,970          78,235
       Common stock issued for services                     --          59,896              --
   Impairment loss on long-lived assets                     --         324,878              --
   Changes in operating assets and liabilities:
       Accounts receivable                              87,365        (485,529)        211,804
       Inventories                                     (21,605)       (177,427)       (528,867)
       Prepaid expenses and other current
          assets                                         8,565         (34,063)        (22,839)
       Other assets                                    (66,738)        (53,284)         26,625
       Accounts payable                                 (4,968)        668,761          77,010
       Accrued compensation                           (101,775)         53,190         213,566
       Other accrued liabilities                          (122)        143,399         287,519
       Deferred revenue                                     --         283,372        (118,328)
       Customer deposits                                   932            (932)             --
                                                   -----------     -----------     -----------
Net cash used in operating activities                 (512,070)       (691,892)     (3,532,849)
                                                   -----------     -----------     -----------
Cash flows from investing activities:
-------------------------------------
   Purchases of property and equipment                 (28,697)       (110,569)       (201,690)
   Proceeds from sale of property and
     equipment                                          26,594          27,374              --
                                                   -----------     -----------     -----------
Net cash used in investing activities                   (2,103)        (83,195)       (201,690)
                                                   -----------     -----------     -----------
Cash flows from financing activities:
-------------------------------------
   Advances from Medstone                              516,114              --              --
   Issuance of common stock, Medstone
     Distribution                                           --         500,000              --
   Issuance of common stock, other                          --              --       7,154,001
   Borrowing on convertible note payable                    --         750,000              --
                                                   -----------     -----------     -----------
Net cash provided by financing activities              516,114       1,250,000       7,154,001
                                                   -----------     -----------     -----------
Net increase in cash and cash equivalents                1,941         474,913       3,419,462
Cash and cash equivalents, beginning of year                --           1,941         476,854
                                                   -----------     -----------     -----------
Cash and cash equivalents, end of year             $     1,941     $   476,854     $ 3,896,316
                                                   -----------     -----------     -----------
Non-cash activities:
--------------------
   Book value of net assets contributed by
      Medstone at time of spin-out and
      initial capitalization of ENDOcare,
      Inc                                          $        --     $   803,133     $        --
   Conversion of note payable and accrued
     interest to common stock, net of
     origination fees paid by issuance
     of common stock                                       --              --         820,250
                                                   -----------     -----------     -----------
          Total non-cash activities                $        --     $   803,133     $   820,250
                                                   ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND OPERATIONS OF THE COMPANY

    ENDOcare, Inc. (the "Company") designs, manufactures, and markets an array of innovative, temperature-based surgical devices and technologies primarily to treat prostate diseases, including prostate cancer and prostate enlargement.

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

    All 1995 comparative amounts shown in the accompanying financial statements reflect operations while ENDOcare was a division of Medstone. In particular, the December 31, 1995 Division Equity is before Medstone's conversion of its net advance to equity and before Medstone's contribution of $500,000 cash.

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

    Long-Lived Assets: The Company reviews property, equipment, and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, an impairment loss is recognized. See Note 4 for impairment adjustments in 1996.

    Revenue Recognition: ENDOcare recognizes product revenue upon the shipment of its products and records reserves for estimated returns. Research revenue and revenue from collaborative agreements are recognized as the related activities are performed or milestones are met. Realizability of accounts receivable is determined based upon an understanding of the financial condition of, and prior history with, the buyer and overall historical experience.

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

    Earnings (Loss) Per Share: The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. SFAS 128 was required to be adopted by the Company in its year-end 1997 Annual Report, and the adoption of SFAS 128 did not result in a restatement of the Company's loss per share as previously reported for fiscal 1996 or the earlier quarters of 1997. In accordance with SFAS 128, the income (numerator), shares (denominator) and per-share amount for fiscal 1996 are $(1,531,448), 5,634,561 and $(0.27), respectively. The income
    (numerator), shares (denominator) and per-share amount for fiscal 1997 are $(3,899,860), $8,047,000 and $(0.48), respectively. As the Company has been in a net loss position for the fiscal years 1996 and 1997, common share equivalents of 1,036,000 and 1,087,000 in fiscal years 1996 and 1997, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS are not presented as they equal basic EPS. Earnings (loss) per share data is not presented for 1995 or earlier, because at that time ENDOcare was operating as a division of Medstone. ENDOcare, Inc. shares were not outstanding at any time during 1995.

    Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The carrying amounts of all other financial instruments on the balance sheet approximate their fair values.

    Use of Estimates: Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and contingent assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3.  SUPPLEMENTAL FINANCIAL STATEMENT DATA

                                                                DECEMBER 31,
                                                          -----------------------
                                                            1996           1997
                                                          --------       --------
          Inventories:
               Raw materials                              $213,154       $628,466
               Work in process                              86,130         56,306
               Finished goods                               97,441        240,820
                                                          --------       --------
                    Total inventories                     $396,725       $925,592
                                                          ========       ========

                                                                DECEMBER 31,
                                                          -----------------------
                                                            1996           1997
                                                          ---------     ---------
          Property and Equipment:
            Production equipment                          $ 201,106     $ 219,154
            Furniture and fixtures                           49,037       148,810
            Leasehold improvements                            7,076        79,771
            Assets held for disposal (net of reserves)
             (see note 4)                                   190,573       167,947
                                                          ---------     ---------
                Total property and equipment, at cost       447,792       615,682
            Accumulated depreciation and amortization      (269,004)     (377,490)
                                                          ---------     ---------
                Net property and equipment                $ 178,788     $ 238,192
                                                          =========     =========

4.  LONG-LIVED ASSETS

    Effective January 1, 1996, ENDOcare adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with this standard, the Company reviewed the cash flows being generated by certain assets which were not expected to be utilized fully in the Company's operations after its spin-out from Medstone International, Inc. Based upon this review, effective January 1, 1996, ENDOcare reduced the value of certain property and equipment by $264,047 and intangible organizational costs by $60,831 to their estimated fair market values. These adjustments were charged to operations in the quarter ended March 31, 1996. The identification and measurement of these impaired assets was primarily a result of the post spin-out business operations of the Company, not solely the adoption of SFAS 121. However, the provisions of SFAS 121 were utilized in determining the amount of the impairment charge. Prior to the adoption of SFAS 121, the Company periodically analyzed and reviewed its long-term assets for impairment based on economic factors and continuing benefits of the specific assets as determined by current and expected operations at that time.

    Assets held for disposal:

    The majority of the property and equipment adjustment pertained to laser machines which were no longer generating sales of the Company's ProLase laser catheters. At the December 31, 1995 spin-out date, these lasers had a net book value of $207,210. Effective January 1, 1996, ENDOcare reduced the machines' carrying values to their estimated disposal value of $50,000, of which $27,374 was realized during 1996. These assets are included in assets held for disposal. Included in the impairment loss in the statement of operations for the year ended December 31, 1996 is $157,210 related to these assets. In 1997, the machines' aggregate carrying value was reduced to zero.

    The $60,831 adjustment to intangible organizational costs is described in
    Note 5 below.


5.  INTANGIBLE ASSETS

    At the end of 1995, Medstone International, Inc. incurred significant legal, accounting, and other professional expenses in connection with the distribution of its subsidiaries, ENDOcare and Urogen, to its existing Medstone shareholders. Medstone elected to capitalize these expenses as deferred organizational costs on its balance sheet. At the time of the actual distribution, $60,831 was allocated by Medstone to ENDOcare, appearing as Intangible Assets on ENDOcare's initial December 31, 1995 Balance Sheet. Effective January 1, 1996, in accordance with the new accounting standard described in Note 4 above, ENDOcare wrote off these amounts entirely.


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

    The loan accrued interest at the rate of 16% per year, which was due and payable in arrears on the maturity date. The outstanding principal and interest under the loan was convertible into common stock of ENDOcare at a conversion price of $2.50 per share, subject to certain conditions. All of the obligations under the loan were secured by a security interest in all present and after acquired personal property of ENDOcare.

    On January 27, 1997, the partnerships converted their $750,000 principal amount and accrued interest of $50,000 into 320,000 shares of common stock. Also, 12,000 additional shares of common stock were issued to the partnerships as an inducement to convert at that time which were valued at fair value of $50,250. The Convertible Loan, which provided an additional $750,000 in borrowing capacity, was cancelled as of the conversion. In conjunction with the conversion, approximately $30,000 in unamortized note origination fees were reclassified against additional paid-in capital.


7.  COLLABORATIVE AGREEMENTS

    Brigham: On April 17, 1996, ENDOcare entered into a patent license agreement with Brigham and Women's Hospital, Inc., ("Brigham") an affiliate of Harvard University. This agreement gives ENDOcare the worldwide exclusive right to use Brigham's patented thermal radiation technology in the Company's planned ThermaStent(TM) product. In return, Brigham received a warrant to purchase up to 10,000 shares of ENDOcare common stock at a price of $2.875 per share. The warrants are exercisable at any time between April 17, 1996 and April 17, 2001. In addition, if ENDOcare successfully brings the product to market, Brigham may receive royalties on ThermaStent(TM) product sales. No royalties were earned or paid in 1996 and 1997.

    Boston Scientific: On November 18, 1996, ENDOcare signed a distribution agreement with Boston Scientific Corporation ("Boston Scientific"). This agreement grants Boston Scientific exclusive worldwide marketing rights for ENDOcare's CRYOcare system for urology. ENDOcare retains marketing rights for other applications. In return Boston Scientific has guaranteed ENDOcare certain minimum purchases of CRYOcare systems over the next five years subject to certain conditions and renegotiation. In addition, Boston Scientific has committed to pay ENDOcare four payments of $250,000 each, based upon meeting certain specified milestones. The first milestone, based upon contract signing, was received in November 1996, and revenue was recognized in the fourth quarter of 1996. Due to continuing obligations of the Company to Boston Scientific, cash related to the second milestone received in December 1996 is being recognized as earned over three years.

    Although the distributorship agreement requires Boston Scientific to purchase a minimum number of products, if and when there were a lack of sales as a result of unforeseen regulatory or clinical circumstances relating to a product or failure of the Company to deliver products in a timely manner, the minimum purchase requirements can be renegotiated. Currently, Medicare does not provide reimbursement for cryosurgical ablation of the prostate, one of the approved uses of the Company's eight probe CRYOcare System.

    In addition, under the distribution agreement, Boston Scientific has a right of first refusal to match any offer received by the Company from a third party to purchase the assets related to the CRYOcare System for urology, and a right to buy the assets and technology related to the CRYOcare System for urology at purchase dates of twenty-four, thirty-six and forty-eight months after the date that Medicare provides reimbursement for cryosurgical ablation of the prostate, for a purchase price of 1.7, 1.5 and 1.3 times net sales for the product for the preceding twelve months, but not less than $40 million, $50 million, and $60 million, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    Commitments

    Prior to September 1995, ENDOcare incurred no outside rental expense, since it shared facilities with its parent, Medstone. In September 1995, ENDOcare moved to its own facility in Irvine, California. Gross rent expense was $9,184, $51,391, and $40,872 in 1995, 1996 and 1997, respectively. This facility lease expires on August 31, 1998. Future minimum commitments on this lease are $30,654 in 1998, and the Company has subleased its previous facility for its remaining term. In February 1997, ENDOcare signed a new five-year lease for a larger 16,100 square foot facility in Irvine, California. Rent expense on this lease was $119,383 in 1997. Future minimum commitments on this lease are $153,860 in 1998, $157,727 in 1999, $161,953 in 2000, $165,460 in 2001, and $34,983 in 2002.

    ENDOcare also leases various office equipment, with lease commitments totaling $20,568 in 1998, $20,237 in 1999, $17,658 in 2000, and $3,075 in
    2002.

    As of December 31, 1997, ENDOcare has no other facility leases, capital leases, or other long-term commitments.

    Contingencies

    On November 27, 1996, Cryomedical Sciences, Inc. ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. Chang, the Company's then Vice President of Research and Development and former employee of CMS. The suit alleges that Dr. Chang breached his employment contract with CMS, that the Company tortiously interfered with the employment contract and the prospective business relations of CMS, misappropriated trade secrets and confidential information, and competed unfairly with and conspired against CMS. CMS is seeking injunctive relief and damages of at least $10,000,000 and punitive damages of $20,000,000. On September 23, 1997, the court granted Dr. Chang's motion (which the Company joined) to modify an earlier injunction prohibiting Dr. Chang from performing services for the Company, based on the language contained in an employment agreement between Dr. Chang and CMS that ostensibly prohibits Dr. Chang from working for a CMS competitor. Under the modification obtained by Dr. Chang and the Company, Dr. Chang is entitled to provide consulting services to the Company in the area of stent technology, subject to certain restrictions and to periodic review of Dr. Chang's activities by a neutral third party. The Company is subject to the terms of this modified injunction, insofar as necessary to enforce the restrictions on Dr. Chang's activities. No other injunctive or other relief has been granted to CMS. On October 17, 1997, the Company filed a comprehensive motion for summary judgment seeking dismissal of all claims against it brought by CMS, on a variety of legal and undisputed factual grounds. Shortly thereafter, on November 4, 1997, the parties filed a request that the court stay all proceedings pending efforts to resolve the case through mediation. The parties are currently negotiating the terms of a settlement of the litigation. The Company continues to deny all allegations of wrongdoing in the complaint and intends to defend the litigation vigorously in the event that the settlement negotiations do not result in a negotiated resolution of the case. However, the costs of defending the lawsuit could be material, and there can be no assurance that damages, which could have a material adverse effect on the Company, will not be assessed. Management does not expect any material adverse effect on financial condition or the results of operations because of this action. The Company is not a party to any other legal proceedings.

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

9.  INCOME TAXES

    Income tax expense consisted of:

                                       Years ended December 31,
                                           1996       1997
                                          ------     ------
    Current:     Federal                  $   --     $   --
                 State and local           5,000      5,000
    Deferred:    Federal                      --         --
                 State and local              --         --
                                          ------     ------
                       Total              $5,000     $5,000
                                          ======     ======

    The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets:

                                               December 31,
                                          -----------------------
                                             1996         1997
    Deferred tax assets:
      Product and other reserves
         established for book purposes    $  20,000    $   12,000
      Property and equipment reserve        123,000        81,000
      Inventory obsolescence reserve         44,000        69,000
      Accounts receivable reserve            26,000        76,000
      Recognition of deferred revenue            --        66,000
      Net operating loss carryforwards      131,000     1,778,000
      Other                                   7,000        66,000
                                          ---------    ----------
          Gross deferred tax assets         351,000     2,148,000
      Valuation allowance                  (351,000)   (2,148,000)
                                          ---------    ----------
          Net deferred tax assets         $      --    $       --
                                          =========    ==========

    The valuation allowance increased by $351,000 and $1,797,000 for the years ended December 31, 1996 and 1997, respectively.

    Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

                                                   Years ended December 31,
                                                 ---------------------------
                                                     1996           1997
                                                 -----------     -----------
    Computed expected tax benefit                $  (519,000)    $(1,326,000)
    State income taxes net of federal benefit          2,000        (214,000)
    Nondeductible expenses                             3,000           6,000
    Change in valuation allowance                    351,000       1,797,000
    Change in tax rate with respect to
       net operating loss                            165,000        (259,000)
    Other                                              3,000           1,000
                                                 -----------     -----------
                Actual tax expense               $     5,000     $     5,000
                                                 ===========     ===========

    As of December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,466,000 which are available to offset future federal taxable income, if any, through the year 2012. For state income tax purposes, the Company has net operating loss carryforwards of approximately $4,466,000 which are available to offset future state taxable income, if any, through the year 2004.

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


10. STOCK OPTIONS AND WARRANTS

    At December 31, 1997, ENDOcare had two stock-based compensation plans, as described below. Per FASB Statement No. 123, the Company has elected to apply APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for these plans in the Statements of Operations.

    The 1995 Stock Plan authorizes the Board or one or more committees which the Board may appoint from among its members (the "Committee") to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan is equal to the fair market value of ENDOcare common stock on the date of grant. Options vest 25% on the one year anniversary date, with the remaining 75% vesting monthly over the following three years. Options are exercisable for ten years. A total of 2,000,000 shares of common stock has been reserved for issuance under the 1995 Stock Plan. As of December 31, 1997, options to purchase a total of 1,919,500 shares of the Company's common stock have been granted under the 1995 Stock Plan.

    The 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors (the "Board") in October 1995 and approved by the shareholders in November 1995. It provides automatic, nondiscretionary grants of options to ENDOcare's non-employee directors ("Outside Directors"). The Director Plan provides that each Outside Director is automatically granted an option to purchase 10,000 shares of ENDOcare common stock upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of ENDOcare common stock on January 1 of each year so long as he or she remains an Outside Director. The exercise price of options granted to Outside Directors must be the fair market value of ENDOcare common stock on the date of grant. Options granted to Outside Directors have ten-year terms, subject to an Outside Director's continued service as a director. The Subsequent Options granted to the Outside Directors becomes fully exercisable on the first anniversary of the date of grant. A total of 150,000 shares of common stock has been reserved for issuance under the Director Plan. As of December 31, 1997, options to purchase a total of 50,000 shares of the Company's common stock have been granted under the Director Plan.

    The following two tables summarize ENDOcare's option activity:

                                              1995                      1996                     1997
                                   -------------------------  ------------------------  -------------------------
                                                                         WEIGHTED AVG.              WEIGHTED AVG.
                                               WEIGHTED AVG.               EXERCISE                  EXERCISE
                                   NUMBER OF  EXERCISE PRICE   NUMBER OF     PRICE       NUMBER OF     PRICE
                                    OPTIONS     PER OPTION      OPTIONS    PER OPTION     OPTIONS    PER OPTION
                                   ---------  --------------   ---------   ----------    ---------   ----------
    Outstanding, beginning of year       --                       980,000     $0.18      1,506,000      $0.84
    Granted during year             980,000    $      0.18        626,000     $2.07        363,500      $3.25
    Cancelled during year                --             --       (100,000)    $2.09       (187,083)     $2.05
    Exercised                            --             --             --        --       (182,501)     $0.18
                                    -------    -----------    -----------     -----      ---------      -----
    Outstanding, end of year        980,000    $      0.18      1,506,000     $0.84      1,499,916      $1.36
                                    =======    ===========    ===========     =====      =========      =====


                           OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                      -----------------------------  ---------------------------
                        NUMBER       WEIGHTED-AVG.     NUMBER
     WEIGHTED-AVG     OUTSTANDING      REMAINING     EXERCISABLE  WEIGHTED-AVG.
    EXERCISE PRICES   AT 12/31/97  CONTRACTUAL LIFE  AT 12/31/97  EXERCISE PRICE
    ---------------   -----------  ----------------  -----------  --------------
     $         0.18     945,416        7.9 years       406,042       $0.18
     $         1.88       6,000        8.2 years         2,500       $1.88
     $         2.75      10,000        9.6 years            --       $2.75
     $         2.81     172,500        9.6 years        20,000       $2.81
     $         3.25      15,000        9.3 years           --        $3.25
     $         3.38      50,000        8.6 years        16,667       $3.38
     $         3.50      18,000        9.0 years         2,979       $3.50
     $         3.56       2,500       10.0 years            --       $3.56
     $         3.63      75,000        8.3 years        31,250       $3.63
     $         3.69      10,000        9.8 years            --       $3.69
     $         3.75     167,500        9.1 years        21,875       $3.75
     $         3.88      15,000        8.4 years         5,938       $3.88
     $         4.00      10,000        9.7 years            --       $4.00
     $         4.50       3,000        9.8 years            --       $4.50
                      ---------                        -------       -----
     $0.18 to $4.50   1,499,916                        507,251       $0.82
                      =========                        =======       =====

    The following table presents pro forma information as if ENDOcare recorded compensation cost using the fair value of the issued stock options using the Black-Scholes valuation model:

                                                    1996          1997
                                                -----------    -----------
    Net loss:
    ---------
      As reported                               $(1,531,448)   $(3,899,860)
      Assumed stock compensation cost              (107,000)      (157,000)
                                                -----------    -----------
      Pro forma, adjusted                       $(1,638,448)   $(4,056,860)
                                                ===========    ===========
    Net loss per share - basic and diluted:
    ---------------------------------------
      As reported                               $     (0.27)    $    (0.48)
      Pro forma, adjusted                       $     (0.29)    $    (0.50)

    The weighted average fair value of the Company's options at the grant date was approximately $.50 in 1996 and $1.01 in 1997. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                               1996           1997
                               ----           ----
    Stock volatility                .3             .1
    Risk-free interest rate       8.00%          6.00%
    Option term in years      10 years       10 years
    Stock dividend yield            --             --


    ENDOcare issued warrants to purchase 160,000 and 222,497 shares of the Company's common stock in 1996 and 1997, respectively. The Company amortizes the fair values of these warrants to expense over the service period of the related warrants. No warrants were issued in 1995 or earlier.


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

    Customer credit may be extended based upon evaluation of the customer's financial condition. In general, on sales of major surgical systems, ENDOcare attempts to secure an up-front deposit and payment at time of delivery, often through a secured letter of credit. The Company maintains reserves for credit losses, and Company management considers such reserves to be adequate based upon historical experience.

    During the year ended December 31, 1997, Boston Scientific accounted for 59% of total revenues. As of December 31, 1997, one customer and Boston Scientific accounted for approximately 44% and 48%, respectively, of net accounts receivable. The Company derived approximately 5% of its total revenues from foreign customers during the year ended December 31, 1997.

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

    The following table summarizes the transactions reflected in the Advances from Medstone:

                                                           ADVANCES FROM
                                                             MEDSTONE
                                                            -----------
    Balance at December 31, 1994.........................   $ 2,315,250
    Cash expended by Medstone on behalf of ENDOcare......     1,624,399
    Expenses allocated to ENDOcare by Medstone...........       306,775
    Cash collected from ENDOcare net product sales.......    (1,038,527)
    Research revenues recorded by ENDOcare for
       services performed on behalf of Medstone..........      (376,533)
                                                            -----------
          Balance at December 31, 1995...................     2,831,364
    Conversion of Advance to equity in Distribution......    (2,831,364)
                                                            -----------
          Balance at December 31, 1996...................   $        --
                                                            ===========

    Relationship with Technology Funding

    Peter F. Bernardoni has served on ENDOcare's Board of Directors since November 1995. He also is a partner of Technology Funding Ltd. and an officer of Technology Funding Inc., a venture capital group. In August 1996 ENDOcare obtained a two-year $1,500,000 borrowing facility from four partnerships managed by Technology Funding Inc. The outstanding principal balance of $750,000 was convertible and, at the option of the holders, was converted on January 27, 1997 into 300,000 shares of ENDOcare common stock at a conversion price of $2.50 per share. Interest on the loan had accrued at a rate of 16% per year, and all $50,000 was converted into 20,000 shares on that same date at the same $2.50 per share. Also on January 27, 1997, the four partnerships managed by Technology Funding Inc. received an additional 12,000 shares ($50,250 total market value) to induce conversion at that time. On August 26, 1996, the partnerships also received warrants for the purchase of up to 150,000 shares of ENDOcare common stock at any time on or before August 26, 2001, at a price of $3.00 per share. The partnerships received an origination fee of 10,000 shares of common stock on that same date at a fair value of $30,000.


13. PRIVATE PLACEMENT

    On January 27, 1997, ENDOcare sold 2,218,714 common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. ("Oppenheimer") acting as placement agent. After expenses, the net contribution to the Company's capital was approximately $7,050,000. Expenses deducted from the proceeds include a commission to Oppenheimer of approximately $540,000 and legal, accounting, and other professional expenses of approximately $172,000. In addition, Oppenheimer received a warrant to purchase 177,497 shares of ENDOcare common stock for a period of five years at a price of $4.20 per share. The warrants are exercisable at any time between January 27, 1998 and January 27, 2002.


14. SUBSEQUENT EVENT - BANK LINE OF CREDIT

    On March 24, 1998, ENDOcare entered into a one-year $1,000,000 line of credit with a bank which bears interest at prime plus 1%. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                 TOTAL                      NET LOSS
                                REVENUE        TOTAL        PER SHARE
                                -------        -----        ---------
    Quarter Ended:
       December 31,1997      $   515,429    $(1,010,404)    $  (0.12)
       September 30, 1997        555,941     (1,090,176)       (0.13)
       June 30, 1997             249,997     (1,059,826)       (0.13)
       March 31, 1997            679,668       (739,454)       (0.10)

       December 31, 1996         839,764       (192,245)       (0.03)
       September 30, 1996        499,073       (367,062)       (0.07)
       June 30, 1996             419,785       (394,557)       (0.07)
       March 31, 1996            370,656       (577,584)       (0.10)

                                 ENDOCARE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                ALLOWANCE FOR              RESERVE FOR
                                             DOUBTFUL RECEIVABLES    INVENTORY OBSOLESCENCE
                                              AND SALES RETURNS     AND NET REALIZABLE VALUE
                                              -----------------     ------------------------
    Balance at December 31, 1994........          $  97,106                $     --
       Changes to operations............                 --                      --
       Deductions.......................            (50,158)                     --
       Other............................                 --                      --
                                                  ---------                --------
    Balance at December 31, 1995........             46,948                      --
       Changes to operations............             22,687                      --
       Deductions.......................            (11,496)                     --
       Other............................                 --                      --
                                                  ---------                --------
    Balance at December 31, 1996........             58,139                  77,236
       Changes to operations............            249,983                  62,764
       Deductions.......................           (116,122)                     --
       Other............................                 --                      --
                                                  ---------                --------
    Balance at December 31, 1997........          $ 192,000                $140,000
                                                  =========                ========

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENDOCARE, INC.

                                         By: /s/ PAUL W. MIKUS
                                             -----------------------------------
                                                 Paul W. Mikus
                                                 Chief Executive Officer and
                                                 President


Dated:  March 30, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.


               SIGNATURE                                         TITLE
               ---------                                         -----


          /s/ PAUL W. MIKUS                        Chief Executive Officer, President,
--------------------------------------                  and Chairman of the Board
              Paul W. Mikus



         /s/ WILLIAM R. HUGHES                          Senior Vice President and
--------------------------------------                   Chief Financial Officer
             William R. Hughes                          (Principal Financial and
                                                           Accounting Officer)

         /s/ PETER F. BERNARDONI
--------------------------------------
         /s/ Peter F. Bernardoni                                Director


         /s/ ROBERT F. BYRNES
--------------------------------------
         /s/ Robert F. Byrnes                                   Director


         /s/ BENJAMIN GERSON, M.D.
--------------------------------------
         /s/ Benjamin Gerson, M.D.                              Director

                                 ENDOCARE, INC.
                                INDEX TO EXHIBITS

     2.1 Distribution Agreement between the Registrant and Medstone International, Inc., dated October 31, 1995 (1)

     3.1  Certificate of Incorporation of the Company (2)

     3.2  Amended and Restated Bylaws of the Company (9)

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

    10.10 Distributorship Agreement between the Company and Boston Scientific Corporation, dated November 18, 1996 (6)

    10.11 Common Stock Purchase Agreement by and among the Company and the persons listed on the Schedule of Investors attached thereto as Exhibit A, dated January 21, 1997 (7)

    10.12 Facility Lease dated January 31, 1997 for 7 Studebaker (9)

    10.13 Sublease dated May 19, 1997 for 18 Technology Drive (9)

    23.1  Consent of KPMG Peat Marwick LLP **

    23.2  Consent of Ernst & Young LLP **

    27.1  Financial Data Schedule **

    29.1 ENDOcare, Inc. Information Statement distributed to shareholders of Medstone International, Inc., dated February 6, 1996 (8)
------------
(1) Previously filed with the Company's Application for Registration on Form 10-SB under the Securities Exchange Act of 1934, filed on November 14, 1995, and incorporated herein by reference. Each such exhibit had the same exhibit number in that filing, except that the 1995 Stock Plan was exhibit number
    10.6 and the 1995 Director Option Plan was exhibit 10.7.

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

(9) Previously filed with the Company's Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 1996, as incorporated herein by reference.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**  Filed herewith.