Form 10-Q
period 1998-03-31
ENDOCARE INC
filed 1998-05-15
CIK 1003464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (949) 595-4770
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on May 12, 1998 was 10,427,833.

                                 ENDOCARE, INC.
                     FORM 10-Q, QUARTER ENDED March 31, 1998
                                      INDEX


                                                                                PAGE
                                                                                ----
                   Part I. Financial Information

Item 1    Financial Statements (unaudited)

              Condensed Statements of Operations for the
              three months ended March 31, 1998 and 1997                           3

              Condensed Balance Sheets at March 31, 1998
              and December 31, 1997                                                4

              Condensed Statements of Cash Flows for the three months
              ended March 31, 1998 and 1997                                        5

              Notes to Financial Statements                                        6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                8

Item 3    Quantitative and Qualitative Disclosures About Market Risk            None

                   Part II. Other Information

Item 1    Legal Proceedings                                                        9

Item 2    Changes in Securities                                                   10

Item 3    Defaults Upon Senior Securities                                         10

Item 4    Submission of Matters to a Vote of Security Holders                     10

Item 5    Other Information                                                       10

Item 6    Exhibits and Reports on Form 8-K                                        10

Signature Page                                                                    11

                          ITEM 1. FINANCIAL STATEMENTS

                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------------
                                                      1998                  1997
                                                  -----------           -----------
Revenues:
   Net product sales                              $   390,069           $   658,836
   Revenue from collaborative agreements               20,832                20,832
                                                  -----------           -----------
           Total revenues                             410,901               679,668

Costs and expenses:
   Cost of product sales                              280,543               429,912
   Research and development                           338,162               290,445
   Selling, general and administrative                852,957               696,065
                                                  -----------           -----------
           Total costs and expenses                 1,471,662             1,416,422

Loss before income taxes                           (1,060,761)             (736,754)
Provision for income taxes                                900                 2,700
                                                  -----------           -----------
Net loss                                          $(1,061,661)          $  (739,454)
                                                  ===========           ===========

Net loss per share of common stock -
   basic and diluted                              $      (.13)          $      (.10)
                                                  ===========           ===========

Weighted average shares of
   common stock outstanding                         8,381,000             7,439,048
                                                  ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS

                                                                  MARCH 31, 1998
                                                                    (UNAUDITED)        DECEMBER 31, 1997
                                                                  --------------       ------------------

                                     ASSETS

Current assets:
   Cash and cash equivalents                                        $ 2,943,176           $ 3,896,316
   Accounts receivable, net                                             302,718               376,141
   Inventories                                                          916,415               925,592
   Other current assets                                                 119,907                64,237
                                                                    -----------           -----------

           Total current assets                                       4,282,216             5,262,286

Property and equipment , net                                            215,855               238,192
Other assets                                                             40,065                42,566
                                                                    -----------           -----------

           Total assets                                             $ 4,538,136           $ 5,543,044
                                                                    ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   760,157           $   745,771
   Accrued liabilities                                                  738,806               697,674
   Deferred revenues                                                     83,333                83,333
                                                                    -----------           -----------

           Total current liabilities                                  1,582,296             1,526,778

Deferred revenue                                                         62,507                83,339

Shareholders' equity:
   Common stock, $.001 par value                                          8,386                 8,378
   Additional paid-in capital                                         9,377,916             9,355,857
   Accumulated deficit                                               (6,492,969)           (5,431,308)
                                                                    -----------           -----------

           Total shareholders' equity                                 2,893,333             3,932,297
                                                                    -----------           -----------

                Total liabilities and shareholders' equity          $ 4,538,136           $ 5,543,044
                                                                    ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------------
                                                                  1998                  1997
                                                              -----------           -----------

Cash flows from operating activities:
   Net loss                                                   $(1,061,661)          $  (739,454)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                37,195                21,408
      Amortization of warrant value                                19,761                18,952
      Offering Costs                                                   --                62,869
      Other                                                            --                 7,794
   Changes in operating assets and liabilities:
      Accounts receivable                                          73,423               (30,879)
      Inventories                                                   9,177               (43,123)
      Accounts payable                                             14,386              (117,922)
      Accrued liabilities                                          41,132                (8,222)
      Other                                                       (75,601)               (4,685)
                                                              -----------           -----------
Net cash used in operating activities                            (942,188)             (833,262)
                                                              -----------           -----------
Cash flows from investing activities:
   Purchases of property and equipment                            (12,358)             (128,305)
                                                              -----------           -----------
Net cash used in investing activities                             (12,358)             (128,305)
                                                              -----------           -----------
Cash flows from financing activities:
   Issuance of common stock                                         1,406             7,050,480
                                                              -----------           -----------
Net cash provided by financing activities                           1,406             7,050,480
                                                              -----------           -----------
Net increase (decrease) in cash and cash equivalents             (953,140)            6,088,913
Cash and cash equivalents, beginning of period                  3,896,316               476,854
                                                              -----------           -----------
Cash and cash equivalents, end of period                      $ 2,943,176           $ 6,565,767
                                                              ===========           ===========
Non-Cash Transactions:
   Conversion of note payable to common stock                 $        --           $   850,250


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.      Organization and Operations of the Company

        Endocare, Inc. (the "Company" or "Endocare") designs, manufactures, and markets an array of innovative, temperature-based surgical devices and technologies primarily to treat prostate diseases, including prostate cancer and prostate enlargement.

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

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
        130), and intends to adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) in 1998. Both standards may require financial statement disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income. No additional financial statement disclosure was required as a result of implementing SFAS 130 in the Company's first quarter of 1998 interim financial statements. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in the Company's 1998 Annual Report.

        These financial statements should be read in conjunction with the audited financial statements and other information included in the Company's Form 10-K for the year ended December 31, 1997. Financial results for this interim period are not necessarily indicative of results to be expected for the full year 1998.

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

4.      Supplemental Financial Statement Data

                                  MARCH 31,       DECEMBER 31,
                                    1998              1997
                                ------------      ------------
Inventories:
  Raw materials                 $    572,248      $    628,466
  Work in process                    115,769            56,306
  Finished goods                     228,398           240,820
                                ------------      ------------

     Total inventories          $    916,415      $    925,592
                                ============      ============

5.      Net Loss Per Share

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. SFAS 128 was required to be adopted by the Company in its year-end 1997 Annual Report, and the adoption of SFAS 128 did not result in a restatement of the Company's loss per share as previously reported for fiscal 1997 or 1996. In accordance with SFAS 128, the income (numerator), shares (denominator) and per share amount for the three months ended March 31, 1998 are $(1,061,661), 8,381,000 and
        $(0.13), respectively. The income (numerator), shares (denominator) and per share amount for the three months ended March 31, 1997 are $(739,454), 7,439,048 and $(0.10), respectively. As the Company has been in a net loss position for the periods presented, common share equivalents of 847,000 and 830,000 for the three months ended March 31, 1998 and 1997, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS are not presented as they equal basic EPS.

6.      Bank Line of Credit

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

8.      Private Placement of Common Stock

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

9.      Subsequent Event

        In April 1998, Endocare sold 2,000,000 shares of common stock at a price of $3.50 per share in a direct private placement. After estimated legal, accounting and professional fees of approximately $150,000, the net contribution to the Company's capital was approximately $6,850,000.

ITEM 2.

                                 ENDOCARE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited financial statements and notes thereto included in Part I--Item 1, the audited financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

General

Endocare designs, manufactures, and markets an array of innovative, temperature-based surgical devices and technologies to treat prostate diseases, including prostate cancer and prostate enlargement. Endocare began marketing disposable surgical devices in 1993 with the introduction of the Prolase laser catheter. In late 1995, Endocare began marketing two new disposable product families, the Uroloop and Vaporbar electrosurgical cutting elements. In May 1996, the Company introduced its new CRYOcare cryosurgical system for the treatment of prostate cancer. In November 1996, Endocare signed a distribution agreement with Boston Scientific Corporation granting that company exclusive world-wide marketing rights for CRYOcare systems for urological applications.

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

Results of Operations

Product Revenue for the three months ended March 31, 1998 decreased 41% to $390,000 compared to $659,000 in 1997. This decrease was attributed primarily to a large initial purchase by Boston Scientific Corporation of CRYOcare systems in the first quarter of 1997. Such systems were used by Boston Scientific Corporation to launch its market development efforts for CRYOcare systems for urological applications.

Revenue from collaborative agreements remained consistent between comparative quarters. The amounts represented the respective quarters' amortization of a lump-sum payment from Boston Scientific Corporation based upon the distribution agreement entered into in November 1996.

Gross margins on product sales were 28% for the three months ended March 31, 1998, compared to 35% in 1997. The decline in gross margins resulted primarily from the additional infrastructure and personnel costs associated with the company's new manufacturing facility in Irvine, California.
Endocare currently manufactures all of its products at its new facility.

Research and development expense increased 16% to $338,000 for the three months ended March 31, 1998, compared to $290,000 for the corresponding period in 1997. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement and new product development efforts.

Selling, general and administrative expense increased 23% to $853,000 for the three months ended March 31, 1998, compared to $696,000 for the same period in 1997. The 1998 amount included costs for additional sales, marketing and administrative personnel and increased costs associated with Endocare's larger corporate facility.

Endocare's net loss for three months ended March 31, 1998 was $1,062,000, or 13 cents per share on 8,381,000 weighted average shares outstanding, compared to a net loss of $739,000 or 10 cents per share on 7,439,048 weighted average shares outstanding for the same period in 1997. The increase in net loss resulted from lower product gross margins, higher research and development costs, and higher selling, general and administrative expenses.

Liquidity and Capital Resources

At March 31, 1998, Endocare's cash and cash equivalent balance was $2,943,000, compared to $3,896,000 at December 31, 1997. The cash decrease resulted from cash used in operating activities.

Working capital has been used as Endocare's operations have increased in 1998. Net accounts receivable decreased to $303,000 at March 31, 1998, compared to $376,000 at December 31, 1997. Inventory decreased to $916,000 at March 31, 1998, compared to $926,000 at the beginning of the year. Additions to property and equipment during the first three months of 1998 were approximately $12,000. Working capital was provided as accounts payable and other current liabilities increased to $1,582,000 from $1,527,000 at December 31, 1997.

At March 31, 1998, Endocare's net working capital was $2,700,000 and the ratio of current assets to current liabilities was 2.7 to 1.

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

In April 1998, Endocare sold 2,000,000 shares of common stock at a price of $3.50 per share in a direct private placement. After estimated legal, accounting and professional fees of approximately $150,000, the net contribution to the Company's capital was approximately $6,850,000.

With the April 1998 cash infusion of approximately $7,000,000 from the sale of its common stock, the Company believes that its existing cash resources, anticipated cash flow from future operations, and its $1,000,000 bank line of credit, will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through the end of 1998. Insofar as the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time.

Other Matters

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

This Form 10Q contains forward looking statements. The Company's business and results of operations are subject to risk and uncertainties including, but not limited to, those discussed in the Company's Annual Report on Form 10-K and Form S-3, filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, limited operating history of the Company with a history of losses; fluctuations in the Company's order levels; uncertainty regarding market acceptance of the Company's new products; uncertainty of product development and the associated risks related to clinical trials; the Company's dependence on Boston Scientific Corporation as a distribution partner; the rapid pace of technological change in the Company's industry; the Company's limited sales, marketing and manufacturing experience; and, uncertainty relating to third party reimbursement. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.


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

Item 2. Changes in Securities

        Stock Options

        During the period from January 1, 1998 through March 31, 1998, the Company granted stock options to 6 individuals covering an aggregate of 150,000 shares of its common stock. All such options were granted at exercise prices equaling fair market value on the date of grant, vest over a four year period, and are exercisable over a ten year period. In addition, pursuant to the Company's 1995 Directors' Option Plan (a formula plan), an option covering an aggregate of 5,000 shares of common stock was granted to one non-employee director. This director option was granted at fair market value, vests over a one year period, and is exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

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

                                   ENDOCARE, INC.

Date: May 12, 1998                 By: /s/ Paul W. Mikus



                                   Paul W. Mikus
                                   Chief Executive Officer and President
                                   (Duly Authorized Officer )


                                   By: /s/ William R. Hughes



                                   William R. Hughes
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                  Description
-------                  -----------

  27                     Financial Data Schedule