Form 10-Q
period 1998-06-30
ENDOCARE INC
filed 1998-08-14
CIK 1003464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on August 10, 1998 was 10,438,354.

                                 ENDOCARE, INC.
                     FORM 10-Q, QUARTER ENDED JUNE 30, 1998
                                      INDEX

                                                                                       Page
                                                                                       ----
                   Part I. Financial Information

Item 1      Financial Statements (unaudited)

               Condensed Statements of Operations for the fiscal quarter
               and six months ended June 30, 1998 and 1997                                3

               Condensed Balance Sheets at June 30, 1998
               and December 31, 1997                                                      4

               Condensed Statements of Cash Flows for the six months
               ended June 30, 1998 and 1997                                               5

               Notes to Financial Statements                                              6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     8

Item 3      Quantitative and Qualitative Disclosures About Market Risk                 None

                   Part II. Other Information

Item 1      Legal Proceedings                                                            10

Item 2      Changes in Securities                                                        11

Item 3      Defaults Upon Senior Securities                                              11

Item 4      Submission of Matters to a Vote of Security Holders                          11

Item 5      Other Information                                                            12

Item 6      Exhibits and Reports on Form 8-K                                             12

Signature Page                                                                           13

                          ITEM 1. FINANCIAL STATEMENTS

                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           JUNE 30,                        JUNE 30,
                                 ---------------------------     ---------------------------
                                     1998            1997           1998             1997
                                 -----------     -----------     -----------     -----------
Revenues:
   Net product sales             $   318,909     $   229,165     $   708,978     $   888,000
   Revenue from collaborative
    agreements                       330,840          20,832         351,672          41,664
                                 -----------     -----------     -----------     -----------

           Total revenues            649,749         249,997       1,060,650         929,664

Costs and expenses:
   Cost of sales                     223,763         151,132         504,305         581,044
   Research and development          495,622         423,345         833,784         713,790
   Selling, general and
    administrative                 1,244,769         812,135       2,131,947       1,509,917
                                 -----------     -----------     -----------     -----------
           Total costs and
            expenses               1,964,154       1,386,612       3,470,036       2,804,751
                                 -----------     -----------     -----------     -----------

Loss from operations              (1,314,405)     (1,136,615)     (2,409,386)     (1,875,087)
Other income (expense), net           85,417          76,789         119,637          75,807
                                 -----------     -----------     -----------     -----------

Net loss                         $(1,228,988)    $(1,059,826)    $(2,289,749)    $(1,799,280)
                                 ===========     ===========     ===========     ===========

Net loss per share of common
 stock - basic and diluted       $      (.12)    $      (.13)    $      (.25)    $      (.23)
                                 ===========     ===========     ===========     ===========

Weighted average shares of
   common stock outstanding        9,952,000       8,195,853       9,166,000       7,817,451
                                 ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS

                                                           June 30, 1998     December 31, 1997
                                                           (Unaudited)
                                                           ------------      -----------------
                                    ASSETS

Current assets:
   Cash and cash equivalents                               $  8,949,780         $  3,896,316
   Accounts receivable, net                                     239,420              376,141
   Inventories                                                  935,016              925,592
   Other current assets                                          68,620               64,237
                                                           ------------         ------------

           Total current assets                              10,192,836            5,262,286

Property and equipment, net                                     254,977              238,192
Other assets                                                     44,010               42,566
                                                           ------------         ------------

           Total assets                                    $ 10,491,823         $  5,543,044
                                                           ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $    777,438         $    745,771
   Accrued liabilities                                        1,105,885              697,674
   Deferred revenues                                             65,000               83,333
                                                           ------------         ------------

           Total current liabilities                          1,948,323            1,526,778

Other liabilities
                                                                     --               83,339

Shareholders' equity:
   Common stock, $.001 par value                                 10,438                8,378
   Additional paid-in capital                                16,254,119            9,355,857
   Accumulated deficit                                       (7,721,057)          (5,431,308)
                                                           ------------         ------------

           Total shareholders' equity                         8,543,500            3,932,927
                                                           ------------         ------------

                Total liabilities and shareholders'
                 equity                                    $ 10,491,823         $  5,543,044
                                                           ============         ============


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                          SIX MONTHS ENDED JUNE 30,
                                         ---------------------------
                                            1998            1997
                                         -----------     -----------
Cash flows from operating activities:
   Net loss                              $(2,289,749)    $(1,799,280)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
      Depreciation and amortization           73,233          49,105
      Amortization of warrant value           39,522          38,713
      Other                                       --          70,663
   Changes in operating assets
     and liabilities:
      Accounts receivable                    136,721         397,011
      Inventories                             (9,424)       (559,647)
      Accounts payable                        31,667          49,311
      Accrued liabilities                    408,211          94,001
      Deferred revenue                      (101,672)        (41,664)
      Other                                   (5,827)        (21,861)
                                         -----------     -----------
Net cash used in operating activities     (1,717,318)     (1,723,648)
                                         -----------     -----------
Cash flows from investing activities:
   Purchases of property and equipment       (90,018)       (201,549)
                                         -----------     -----------
Net cash used in investing activities        (90,018)       (201,549)
                                         -----------     -----------
Cash flows from financing activities:
   Issuance of common stock                6,860,800       7,050,480
                                         -----------     -----------
Net cash provided by financing
   activities                              6,860,800       7,050,480
                                         -----------     -----------
Net increase in cash and cash
  equivalents                              5,053,464       5,125,283
Cash and cash equivalents, beginning
  of period                                3,896,316         476,854
                                         -----------     -----------
Cash and cash equivalents, end of
  period                                 $ 8,949,780     $ 5,602,137
                                         ===========     ===========
Non-Cash Transactions:
   Conversion of note payable to
     common stock                        $        --     $   850,250

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

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and intends to adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
   131) in 1998. Both standards may require financial statement disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income. No additional financial statement disclosure was required as a result of implementing SFAS 130 in the Company's interim 1998 financial statements. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in the Company's 1998 Annual Report.

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

4.  Supplemental Financial Statement Data

                                       June 30,    December 31,
                                         1998         1997
                                      ----------    --------
           Inventories:
             Raw materials            $  541,085    $628,466
             Work in process              90,446      56,306
             Finished goods              303,485     240,820
                                      ----------    --------
                Total inventories     $  935,016    $925,592
                                      ==========    ========


5. Net Loss Per Share

   The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. SFAS 128 was adopted by the Company in its year-end 1997 Annual Report, and the adoption of SFAS 128 did not result in a restatement of the Company's loss per share as previously reported for fiscal 1997 or 1996. In accordance with SFAS 128, the income (numerator), shares (denominator) and per share amount for the three months ended June 30, 1998 and 1997 are $(1,228,988), 9,952,000 and $(0.12) and
   $(1,059,826), 8,195,853, and $(0.13), respectively. The income (numerator), shares (denominator) and per share amount for the six months ended June 30, 1998 and 1997 are $(2,289,749), 9,166,000 and $(0.25) and $(1,799,280),
   7,817,451 and $(.23), respectively. Dilutive options were 850,000 and 820,000 for the three months ended June 30, 1998 and 1997, respectively, and 855,000 and 827,000 for the six months ended June 30, 1998 and 1997, respectively. As the Company has been in a net loss position for the periods presented, dilutive options were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS are not presented as they equal basic EPS.

6. Bank Line of Credit

   In March 1998, Endocare entered into a one-year $1,000,000 line of credit with a bank which bears interest at prime plus 1%. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants.

7. Common Stock

   In January 1997, Endocare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. ("Oppenheimer") acting as placement agent. After expenses, the net contribution to the Company's capital was approximately $7,050,000. In addition, under a borrowing facility with four partnerships managed by Technology Funding, Inc., the partnerships converted $750,000 principal amount and accrued interest into 320,000 shares of Endocare common stock. Also, 12,000 additional shares of common stock were issued to the Partnerships as an inducement to convert at that time.

   In April 1998, Endocare sold 2,000,000 shares of common stock at a price of $3.50 per share in a direct private placement. After estimated legal, accounting, filing fees and other associated expenses of approximately $150,000, the net contribution to the Company's capital was approximately $6,850,000.

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

Results of Operations

Product revenue for the three months ended June 30, 1998 increased 39% to $319,000 compared to $229,000 in 1997. This increase was due primarily to an incremental sale of a CRYOcare system for general surgery.

Product revenue for the six months ended June 30, 1998 decreased 20% to $709,000 compared to $888,000 in 1997. The decrease was attributed to a large initial purchase by Boston Scientific Corporation of CRYOcare systems in the first quarter of 1997. Such systems were used by Boston Scientific Corporation to launch its market development efforts for CRYOcare systems for urological applications.

Revenue from collaborative agreements for the three months ended June 30, 1998 increased to $331,000 compared to $21,000 in 1997. The increase was due to additional licensing fees and the respective quarters' amortization of a lump-sum payment from Boston Scientific Corporation based upon the distribution agreement.

Revenue from collaborative agreements for the six months ended June 30, 1998 increased to $352,000 compared to $42,000 in 1997. The increase was due to the reason described above.

Gross margin on product sales was 30% for the three months ended June 30, 1998, compared to 34% in 1997. The decline in gross margin resulted primarily from additional infrastructure and personnel costs associated with the Company's new manufacturing facility in Irvine, California.

Gross margin on product sales for the six months ended June 30, 1998 was 29% compared to 35% for the same period in 1997. The decrease is attributable to the reasons described above.

Research and development expense increased 17% to $496,000 for the three months ended June 30, 1998 compared to $423,000 for the corresponding period in 1997. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement and new product development efforts.

Research and development expense for the six months ended June 30, 1998 increased 17% to $834,000 compared to $714,000 for the same period in 1997. The increase is attributable to the reasons described above.

Selling, general and administrative expense increased 53% to $1,245,000 for the three months ended June 30, 1998, compared to $812,000 for the same period in 1997. The 1998 amount included costs for additional sales, marketing and administrative personnel and related infrastructure.

Selling, general and administrative expense for the six months ended June 30, 1998 increased 41% to $2,132,000 compared to $1,510,000 in the same period in 1997. The increase is attributable to the reasons described above and costs associated with Endocare's larger corporate facility which the Company moved into in March 1997.

Other income (expense), net for the three months ended June 30, 1998 increased to $85,000 compared to $77,000 in 1997. The increase is due to increased interest income on a higher balance of cash and cash equivalents.

Other income (expense), net for the six months ended June 30, 1998 increased to $120,000 compared to $76,000 in 1997. The increase is due to increased interest income on a higher balance of cash and cash equivalents. Additionally, the six months ended June 30, 1997 included $58,000 of interest expense and other charges associated with conversion of notes payable to common stock.

Net loss for the three months ended June 30, 1998 was $1,229,000, or 12 cents per share on 9,952,000 weighted average shares outstanding, compared to a net loss of $1,060,000 or 13 cents per share on 8,196,000 weighted average shares outstanding for the same period in 1997. The increase in net loss resulted from higher research and development costs and higher selling, general and administrative expenses.

Net loss for the six months ended June 30, 1998 was $2,290,000 or 25 cents per share on 9,166,000 weighted average shares outstanding, compared to a net loss of $1,799,000 or 23 cents per share on 7,817,000 weighted average shares outstanding for the same period in 1997. The increase is attributable to the reasons described above.

Liquidity and Capital Resources

At June 30, 1998, Endocare's cash and cash equivalents balance was $8,950,000, compared to $3,896,000 at December 31, 1997. The increase in cash and cash equivalents resulted from a cash infusion of $7,000,000 in April, 1998 from the sale of 2,000,000 shares of common stock in a direct private placement.

Working capital has been used as Endocare's operations have increased in 1998. Net accounts receivable decreased to $239,000 at June 30, 1998, compared to $376,000 at December 31, 1997. Inventory increased to $935,000 at June 30, 1998, compared to $926,000 at the beginning of the year. Additions to property and equipment during the first six months of 1998 were approximately $90,000. Working capital was provided as accounts payable and other current liabilities increased to $1,948,000 from $1,527,000 at December 31, 1997.

At June 30, 1998, Endocare's net working capital was $8,245,000 and the ratio of current assets to current liabilities was 5 to 1.

In March 1998, Endocare entered into a one-year $1,000,000 line of credit with a bank which bears interest at prime plus 1%. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants.

In April 1998, Endocare sold 2,000,000 shares of common stock at a price of $3.50 per share in a direct private placement. After estimated legal, accounting, filing fees and other associated expenses of approximately $150,000, the net contribution to the Company's capital was approximately $6,850,000.

With the April 1998 cash infusion of approximately $7,000,000 from the sale of its common stock, the Company believes that its existing cash resources, anticipated cash flow from future operations, and its $1,000,000 bank line of credit, will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs for the next twelve months. Insofar as the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time.

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

        The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a material adverse effect on the Company's results of operations or financial condition.


Item 2. Changes in Securities

        Stock Options

        During the period from April 1, 1998 through June 30, 1998, the Company granted stock options to 4 individuals covering an aggregate of 172,500 shares of its common stock. All such options were granted at exercise prices equaling fair market value on the date of grant, vest over a four year period, and are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 4, 1998. Proposal 1, submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Company, were elected at the meeting, with the number of votes cast for or against each Director or withheld from each Director being set forth after his respective name:

                         NAME            VOTES FOR       VOTES AGAINST      ABSTENTIONS
                                                          OR WITHHELD
                  Paul W. Mikus          8,705,943             0              62,136
                  Peter F. Bernardoni    8,705,943             0              62,136
                  Robert F. Byrnes       8,705,943             0              62,136
                  Benjamin Gerson,       8,705,943             0              62,136
                  M.D.

        There were no broker non-votes recorded.

        Proposal 2, submitted to a vote of security holders at the meeting, was to approve the amendment of the Company's 1995 Stock Plan. Votes cast were as follows:

                 FOR      AGAINST     ABSTAIN       BROKER NON-VOTES

              4,690,075   604,287      36,209          3,437,508

        The proposal was approved.

        Proposal 3, submitted to a vote of security holders at the meeting, was to approve the amendment of the Company's 1995 Director Option Plan. Votes cast were as follows:

                 FOR      AGAINST     ABSTAIN       BROKER NON-VOTES

              4,880,784   410,493      39,294          3,437,508

        The proposal was approved.

        Proposal 4, submitted to a vote of security holders at the meeting, was to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1998. Votes cast were as follows:

                 FOR      AGAINST     ABSTAIN       BROKER NON-VOTES

              8,562,904    39,706     165,469              0

        The proposal was approved.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                Exhibit 27   Financial Data Schedule

        (b)     Reports on Form 8-K

                On April 23, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission dated April 15, 1998 reporting the receipt of private placement funding commitments to purchase an aggregate of 2,000,000 shares of common stock at $3.50 per share for a total aggregate gross proceeds of $7,000,000 to the Company. The Form 8-K also reported the Company entering into a one year, $1,000,000 revolving bank line of credit. The line bears interest at a rate of prime plus one percent and is secured by all the Company's assets other than intellectual property rights.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENDOCARE, INC.

Date:  August 12, 1998                By: /s/ Paul W. Mikus
                                          --------------------------------------
                                          Paul W. Mikus
                                          Chief Executive Officer and President
                                          (Duly Authorized Officer )


                                      By: /s/ William R. Hughes
                                          --------------------------------------
                                          William R. Hughes
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule