Form 10-Q
period 1998-09-30
ENDOCARE INC
filed 1998-11-13
CIK 1003464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on November 10, 1998 was 10,408,354.

                                 ENDOCARE, INC.
                   FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX


                                                                            PAGE
                                                                            ----

                    Part I. Financial Information

Item 1      Financial Statements (unaudited)

               Condensed Statements of Operations for the three
               and nine months ended September 30, 1998 and 1997              3

               Condensed Balance Sheets at September 30, 1998
               and December 31, 1997                                          4

               Condensed Statements of Cash Flows for the nine months
               ended September 30, 1998 and 1997                              5

               Notes to Condensed Financial Statements                        6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

Item 3      Quantitative and Qualitative Disclosures About Market Risk      None


                    Part II. Other Information

Item 1      Legal Proceedings                                                10

Item 2      Changes in Securities                                            11

Item 3      Defaults Upon Senior Securities                                  11

Item 4      Submission of Matters to a Vote of Security Holders              11

Item 5      Other Information                                                11

Item 6      Exhibits and Reports on Form 8-K                                 11

Signature Page                                                               12

                          ITEM 1. FINANCIAL STATEMENTS

                                 ENDOCARE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              SEPTEMBER 30,                           SEPTEMBER 30,
                                     ---------------------------------        -----------------------------
                                         1998                 1997                1998              1997
                                     -----------          ------------        ------------      -----------
Revenues:
   Net product sales                 $   261,282          $    535,110        $    970,260      $ 1,423,111
   Revenue from collaborative
     agreements                          290,000                20,832             641,672           62,496
                                     -----------          ------------        ------------      -----------
           Total revenues                551,282               555,942           1,611,932        1,485,607
                                     -----------          ------------        ------------      -----------

Costs and expenses:
   Cost of product sales                 183,688               349,525             687,993          930,568
   Research and development              454,530               459,833           1,288,314        1,173,622
   Selling, general and
     administrative                    1,143,748               901,615           3,275,695        2,411,533
                                     -----------          ------------        ------------      -----------
           Total costs and
             expenses                  1,781,966             1,710,973           5,252,002        4,515,723
                                     -----------          ------------        ------------      -----------

Loss from operations                  (1,230,684)           (1,155,031)         (3,640,070)      (3,030,116)
Other income, net                        108,660                64,856             228,297          140,663
                                     -----------          ------------        ------------      -----------
Net loss                             $(1,122,024)         $ (1,090,175)       $ (3,411,773)     $(2,889,453)
                                     ===========          ============        ============      ===========

Net loss per share of common
  stock -- basic and diluted         $      (.11)         $       (.13)       $       (.36)     $      (.36)
                                     ===========          ============        ============      ===========

Shares of common stock used in
   calculation of net loss per
   share of common stock--
   basic and diluted                  10,423,000             8,244,000           9,585,000        7,960,000
                                     ===========          ============        ============      ===========




   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            CONDENSED BALANCE SHEETS


                                                  SEPTEMBER 30,      DECEMBER 31,
                                                     1998               1997
                                                  -------------      ------------
                                                  (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                      $ 7,612,057         $ 3,896,316
   Accounts receivable, net                           413,642             376,141
   Inventories                                        887,749             925,592
   Other current assets                                77,661              64,237
                                                  -----------         -----------

           Total current assets                     8,991,109           5,262,286

Property and equipment, net                           277,177             238,192
Other assets                                          137,348              42,566
                                                  -----------         -----------
           Total assets                           $ 9,405,634         $ 5,543,044
                                                  ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $   709,158         $   745,771
   Accrued liabilities                              1,302,776             781,007
                                                  -----------         -----------
           Total current liabilities                2,011,934           1,526,778

Other liabilities                                          --              83,339
                                                  -----------         -----------
Shareholders' equity:
   Common stock, $.001 par value                       10,408               8,378
   Additional paid-in capital                      16,226,364           9,355,857
   Accumulated deficit                             (8,843,072)         (5,431,308)
                                                  -----------         -----------
           Total shareholders' equity               7,393,700           3,932,927
                                                  -----------         -----------
             Total liabilities and shareholders'
               equity                             $ 9,405,634         $ 5,543,044
                                                  ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------
                                                  1998                   1997
                                                ------------         ------------
Cash flows from operating activities:
   Net loss                                     $ (3,411,773)        $ (2,889,453)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                 113,526               82,148
      Amortization of warrant value                   59,283               58,474
   Changes in operating assets and liabilities:
      Accounts receivable                             37,501              333,163
      Inventories                                    (37,843)            (558,819)
      Accounts payable                               (36,613)             274,330
      Accrued liabilities and other                  330,224              240,226
                                                ------------         ------------
Net cash used in operating activities             (2,945,695)          (2,459,931)
                                                ------------         ------------
Cash flows from investing activities:
   Purchases of property and
     equipment                                      (151,878)            (188,275)
                                                ------------         ------------
Net cash used in investing activities               (151,878)            (188,275)
                                                ------------         ------------
Cash flows from financing activities:
   Issuance of common stock                        6,813,314            7,061,911
                                                ------------         ------------
Net cash provided by financing
   activities                                      6,813,314            7,061,911
                                                ------------         ------------
Net increase in cash and cash
   equivalents                                     3,715,741            4,413,705
Cash and cash equivalents, beginning
   of period                                       3,896,316              476,854
                                                ------------         ------------
Cash and cash equivalents, end of
   period                                       $  7,612,057          $ 4,890,559
                                                ============         ============
Non-Cash Transactions:
   Conversion of note payable to
     common stock                               $         --          $   850,250
                                                ============         ============



   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Financial results for this interim period are not necessarily indicative of results to be expected for the full year 1998.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and intends to adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
     131) in 1998. Both standards may require financial statement disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income. No additional financial statement disclosure was required as a result of implementing SFAS 130 in the Company's interim 1998 financial statements as other comprehensive loss/income equaled net loss for all periods presented. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in the Company's 1998 annual financial statements.

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

4.   Supplemental Financial Statement Data

                           SEPTEMBER 30,       DECEMBER 31,
                               1998                1997
                           -------------       ------------

Inventories:
    Raw materials            $489,305            $628,466
    Work in process            79,450              56,306
    Finished goods            318,994             240,820
                             --------            --------
       Total inventories     $887,749            $925,592
                             ========            ========

5.   Net Loss Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings
     (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. SFAS 128 was adopted by the Company in its year-end 1997 Annual Report, and the adoption of SFAS 128 did not result in a restatement of the Company's loss per share as previously reported for fiscal 1997 or 1996. In accordance with SFAS 128, the income (numerator), shares (denominator) and per share amount for the three months ended September 30, 1998 and 1997 are $(1,122,024), 10,423,000 and $(.11) and $(1,090,175), 8,244,000, and
     $(.13), respectively. The income (numerator), shares (denominator) and per share amount for the nine months ended September 30, 1998 and 1997 are $(3,411,773), 9,585,000 and $(.36) and $(2,889,453), 7,960,000 and $(.36),
     respectively. Dilutive options were 973,000 and 865,000 for the three months ended September 30, 1998 and 1997, respectively, and 950,000 and 842,000 for the nine months ended September 30, 1998 and 1997, respectively. As the Company has been in a net loss position for the periods presented, dilutive options were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS are not presented as they equal basic EPS.

6.   Bank Line of Credit

     In March 1998, Endocare entered into a one-year $1,000,000 line of credit with a bank which bears interest at prime plus 1%. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants. No amount is owed under the line of credit as of September 30, 1998.

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

ITEM 2.

                                 ENDOCARE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited and audited financial statements and notes thereto included in Part I--Item 1, the audited financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Results of Operations

Product revenue for the three months ended September 30, 1998 decreased 51% to $261,000 compared to $535,000 in 1997. This decrease was due primarily to fewer unit sales of CRYOcare systems in the current quarter versus the same quarter last year.

Product revenue for the nine months ended September 30, 1998 decreased 32% to $970,000 compared to $1,423,000 in 1997. The decrease was attributed to a large initial purchase by Boston Scientific Corporation of CRYOcare systems in the first quarter of 1997. Such systems were used by Boston Scientific Corporation to launch its market development efforts for CRYOcare systems for urological applications.

Revenue from collaborative agreements for the three months ended September 30, 1998 increased to $290,000 compared to $21,000 in 1997. The increase was due to additional non-refundable licensing fees from Boston Scientific Corporation and the respective quarters' amortization of a lump-sum payment from Boston Scientific Corporation based upon the distribution agreement.

Revenue from collaborative agreements for the nine months ended September 30, 1998 increased to $642,000 compared to $62,000 in 1997. The increase was due to the reason described above.

Gross margin on product sales was 30% for the three months ended September 30, 1998, compared to 35% in 1997. The decline in gross margin resulted primarily from product mix and additional infrastructure and personnel costs to support manufacturing of the Company's existing and new products.

Gross margin on product sales for the nine months ended September 30, 1998 was 29% compared to 35% for the same period in 1997. The decrease is attributable to the reasons described above.

Research and development expense of $455,000 for the three months ended September 30, 1998 is comparable to $460,000 for the corresponding period in 1997.

Research and development expense for the nine months ended September 30, 1998 increased 10% to $1,288,000 compared to $1,174,000 for the same period in 1997. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement and new product development efforts.

Selling, general and administrative expense increased 27% to $1,144,000 for the three months ended September 30, 1998, compared to $902,000 for the same period in 1997. The 1998 amount included costs for additional sales, marketing and administrative personnel and related infrastructure to support existing and new products.

Selling, general and administrative expense for the nine months ended September 30, 1998 increased 36% to $3,276,000 compared to $2,412,000 in the same period in 1997. The increase is attributable to the reasons described above.

Other income (expense), net for the three months ended September 30, 1998 increased to $109,000 compared to $65,000 in 1997. The increase is due to increased interest income on a higher balance of cash and cash equivalents.

Other income (expense), net for the nine months ended September 30, 1998 increased to $228,000 compared to $141,000 in 1997. The increase is due to increased interest income on a higher balance of cash and cash equivalents. Additionally, the nine months ended September 30, 1997 included $58,000 of interest expense and other charges associated with the conversion of notes payable to common stock in the first quarter of 1997.

Net loss for the three months ended September 30, 1998 was $1,122,000, or 11 cents per share on 10,423,000 weighted average shares outstanding, compared to a net loss of $1,090,000 or 13 cents per share on 8,244,000 weighted average shares outstanding for the same period in 1997. The increase in net loss resulted from higher selling, general and administrative expenses.

Net loss for the nine months ended September 30, 1998 was $3,412,000 or 36 cents per share on 9,585,000 weighted average shares outstanding, compared to a net loss of $2,889,000 or 36 cents per share on 7,960,000 weighted average shares outstanding for the same period in 1997. The increase in net loss is attributable to the reason described above and higher research and development costs partially offset by an increase in total revenues and other income.

Liquidity and Capital Resources

At September 30, 1998, Endocare's cash and cash equivalents balance was $7,612,000, compared to $3,896,000 at December 31, 1997. The increase in cash and cash equivalents resulted from a cash infusion of approximately $7,000,000 in April, 1998 from the sale of 2,000,000 shares of common stock in a direct private placement.

Working capital has been used as Endocare's operations have increased in 1998. Net accounts receivable increased to $414,000 at September 30, 1998, compared to $376,000 at December 31, 1997. Inventory decreased to $888,000 at September 30, 1998, compared to $926,000 at the beginning of the year. Additions to property and equipment during the first nine months of 1998 were approximately $152,000. Working capital was provided as accounts payable and current liabilities increased to $2,012,000 from $1,527,000 at December 31, 1997.

At September 30, 1998, Endocare's net working capital was $6,979,000 and the ratio of current assets to current liabilities was 4.5 to 1.

In March 1998, Endocare entered into a one-year $1,000,000 line of credit with a bank which bears interest at prime plus 1%. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants. The Company is in compliance with such covenants and no amount is owed under the line of credit at September 30, 1998.
Endocare anticipates renewing the line of credit in 1999.

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

Other Matter -- Year 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, networks and telecommunications equipment, and end products. The Company has initially assessed how it may be impacted by Year 2000 and has commenced a comprehensive plan to address the following aspects of the Year 2000 problem: information systems, non-information systems, products, suppliers and customers.

The plan as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company has begun remediation of its critical information systems, and the target date for remediation of the critical information systems and remainder of its information systems is March 31, 1999. The Company has completed the assessment and development of remediation plans with respect to substantially all of the Company's non-information systems and expects remediation to be complete by June 30, 1999. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforeseen problems will not be encountered when the Company's products are used in conjunction with equipment which is non-Year 2000 compliant. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed by June 30, 1999; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

The Company currently estimates that the costs associated with the Year 2000 issues will not have a material adverse effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment and remediation have not been material to the results of operations.

If the Company is not successful in implementing its Year 2000 compliance plan, there may be a material adverse impact on the Company's results of operations and financial condition. The Company believes its greatest risks related to the Year 2000 issue involve interrupted product flow from suppliers and a possible redirection or interruption of purchasing activities from key customers due to their potential failure to fully address their own Year 2000 issues. Due to the importance of addressing these risks, and the need for the Company to focus attention to remediation efforts, the Company expects to develop contingency plans to address those Year 2000 problems which may not be corrected by implementation of the Company's Year 2000 compliance plan. Contingency plans are expected to be complete by June 30, 1999.

This Form 10-Q contains forward looking statements. The Company's business and results of operations are subject to risk and uncertainties including, but not limited to, those discussed in the Company's Annual Report on Form 10-K and Form S-3, filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, limited operating history of the Company with a history of losses; fluctuations in the Company's order levels; uncertainty regarding market acceptance of the Company's new products; uncertainty of product development and the associated risks related to clinical trials; the Company's dependence on Boston Scientific Corporation as a distribution partner; the rapid pace of technological change in the Company's industry; the Company's limited sales, marketing and manufacturing experience; and, uncertainty relating to third party reimbursement. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

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

Item 2.   Changes in Securities

          Stock Options

          During the period from July 1, 1998 through September 30, 1998, the Company granted stock options to 19 individuals covering an aggregate of 867,500 shares of its common stock. All such options were granted at exercise prices equaling fair market value on the date of grant, and are exercisable over a ten year period. Of the options granted, 782,500 and 35,000 vest over a four year and one year period, respectively, and 50,000 options vested immediately. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

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


                                   ENDOCARE, INC.

Date: November 10, 1998            By: /s/ PAUL W. MIKUS
                                       ------------------------------------
                                           Paul W. Mikus
                                           Chief Executive Officer and President
                                           (Duly Authorized Officer )



                                   By: /s/ WILLIAM R. HUGHES
                                       ------------------------------------
                                           William R. Hughes
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX

  Exhibit
  Number              Description
  -------             -----------
Exhibit 27        Financial Data Schedule