Form 10-K405
period 1998-12-31
ENDOCARE INC
filed 1999-03-31
CIK 1003464

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (949) 595-4770

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10K. [X]

   The number of shares of the registrant's common stock outstanding as of March 18, 1999 was 10,477,290.

   The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $28,187,058 (computed using the average bid and asked prices quoted on the NASDAQ Small Cap Market on March 18, 1999).

   The information required to be included in Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the registrant's annual meeting of stockholders to be filed by the registrant no later than 120 days after December 31, 1998, the close of its fiscal year.

================================================================================

                                 ENDOCARE, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                             ITEM NUMBER AND CAPTION

                                                                                                       PAGE
  PART I                                                                                              NUMBER
  ------                                                                                              ------
    Item 1.    Business..........................................................................         3
    Item 2.    Properties........................................................................        14
    Item 3.    Legal Proceedings.................................................................        14
    Item 4.    Submission of Matters to a Vote of Security Holders...............................        14

    PART II

    Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters.............        15
    Item 6.    Selected Financial Data...........................................................        16
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations........................................................................        16
    Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........................        20
    Item 8.    Financial Statements and Supplementary Data.......................................        20
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure........................................................................        20

    PART III

    Item 10.   Directors and Executive Officers of the Registrant................................        20
    Item 11.   Executive Compensation............................................................        20
    Item 12.   Security Ownership of Certain Beneficial Owners and Management....................        20
    Item 13.   Certain Relationships and Related Transactions....................................        20

    PART IV

    Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................        20

                                     PART I


ITEM 1.  BUSINESS

GENERAL

   Endocare, Inc., a Delaware corporation ("Endocare" or the "Company"), develops, manufactures and markets minimally invasive medical devices to treat a variety of urological conditions. In 1998, the Company focused its efforts on the clinical development of surgical devices for the treatment of the two most common diseases of the prostate: Benign Prostate Hyperplasia ("BPH") and prostate cancer. The Company has received marketing clearance by the Food and Drug Administration ("FDA") for several of its products, recently received notice of the Health Care Financing Administration's ("HCFA") decision to implement national Medicare reimbursement for its cryosurgical procedure for prostate cancer, and is researching and developing other novel urological devices.

   Endocare has developed and recently introduced an innovative, second generation cryosurgical system for the treatment of prostate cancer. The CRYOcare System(TM) offers the advantage of controlled, targeted freezing of the tumor with the benefit of faster patient recovery and minimal complications. In February 1999, the HCFA announced the decision to implement national Medicare coverage for cryosurgical procedures as a primary treatment alternative for localized prostate cancer. The recommendation was made by HCFA following its review of scientific evidence on the medical effectiveness of cryosurgery for prostate cancer.

   Endocare has also developed new therapies for the improved treatment of BPH. The Company's initial product development efforts for BPH involve the use of stent technology to provide both immediate and long-term relief to BPH patients. Endocare has implemented a two-part strategy for the commercialization of its stent-based BPH therapies. The first stage is the development of the Company's Horizon Stent. This nitinol-based stent has shape memory characteristics for easy placement via a catheter following surgical intervention of the prostate and convenient atraumatic removal of the stent following the healing process. The Company believes that its Horizon Stent will address one of the major issues of BPH therapy, the immediate relief of patients following thermotherapy and surgical resection. In early 1999, Endocare completed phase two of the Horizon Stent FDA study and is awaiting approval to expand the trial to the pivotal study. The Company expects to complete the FDA study in early 2000.

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

   Since its formation in 1990, Endocare operated first as a research and development department, then later as a division of Medstone International, Inc. ("Medstone"). Effective January 1, 1996, Endocare became a totally independent, publicly-owned corporation upon being spun-out to existing Medstone shareholders.


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

   Laser Ablation of the Prostate: Laser assisted prostatectomy includes two similar procedures, visual laser ablation of the prostate (V-LAP ) and contact laser ablation of the prostate ( C-LAP ), in which a laser fiber catheter is guided through a cystoscope and used to ablate and coagulate the prostatic urethra and prostatic tissue. Typically, the procedure is performed in the hospital under either general or spinal anesthesia, and an overnight hospital stay is required. In V-LAP, the burnt prostatic tissue then necroses, or dies, and over four to twelve weeks is sloughed off during urination. In C-LAP, the prostatic and urethral tissue is burned on contact and vaporized.

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

ENDOCARE PRODUCTS

   Endocare has developed the following products:


  PRODUCT NAME                TARGETED INDICATION        STATUS         LAUNCH DATE
  Vaporbar                    BPH                        Marketing      November 1995
  Uroloop                     BPH                        Marketing      November 1995
  CRYOcare-4 Probe System     General Surgery            Marketing      May 1996
  CRYOcare-8 Probe System     Prostate Cancer            Marketing      May 1996
  Horizon Stent               Acute Urinary Retention    FDA Trials       ------
  ThermaStent                 BPH                        Pre-Clinical     ------
                                                         Studies

CRYOCARE SYSTEM

   Endocare has developed the CRYOcare System, a second generation cryosurgery system designed to overcome the limitations of existing systems and to allow the urologist to treat prostate cancer in a minimally invasive manner in an outpatient setting. The CRYOcare System has been designed to freeze tissue much faster and with more control than existing systems. This product is marketed by Endocare.

   The Company believes the CRYOcare System is significantly more efficient than current competitive cryosurgical technology in creating the lethal temperatures in the cryoprobe necessary to kill cancer cells. Current cryosurgical technology employs a tank of liquid nitrogen, which is at -186 degrees celcius (C), and pumps it through a tube to the cryoprobe. The challenge for current liquid nitrogen technology is to not "leak" the cold prior to delivering it to the tumor site. Liquid nitrogen technology starts out coldest at the storage tank and can only get warmer and less effective by the time it reaches the tumor site and attempts to freeze the tissue.

   Endocare's CRYOcare System utilizes a system that converts argon gas to a liquid form at the tip of the probe. The gas itself is at room temperature until reaching the tip, making it easier to handle and eliminating the need to store liquid nitrogen. In addition, a temperature of -150 degrees C is achieved at the tip of the cryoprobe, considerably colder than the -90 degrees C achieved using liquid nitrogen systems, which results in substantially faster tissue freezing rates using the CRYOcare System.

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

   The CRYOcare System has been cleared for marketing by the FDA and was introduced in May 1996. The Company has installed several CRYOcare Systems in North America, with over 500 patients treated to date. Early clinical data at the CRYOcare Systems clinical sites are encouraging. In February 1999, HCFA announced the decision to implement national Medicare coverage for cryosurgical procedures as a primary treatment alternative for localized prostate cancer. Endocare's CRYOcare System is the only temperature-monitored, cryosurgical system specifically cleared by the FDA for the treatment of prostate cancer.

   The Company has received issued patents relating to the technology used to create the freezing process and to precisely control the shape of the freeze zone produced by the cryoprobes and covering the Company's CRYOprobe technology. This also may allow for expanded therapeutic applications by tailoring the cryoprobe performance to other anatomical targets, such as liver cancer and gynecology applications.

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

   Horizon Stent(TM). Endocare has developed a new urological stent which has been designed to provide immediate relief for BPH patients who undergo thermotherapy. The Company's Horizon Stent is made of nitinol, a new titanium metal alloy that employs a feature called shape memory. This shape memory feature allows the Horizon Stent to be soft and flexible in its relaxed state, allowing the device to be introduced in a relatively pain free manner using a catheter. When the device is heated to its transition temperature, the device self-expands to a pre-determined shape. In the case of the Horizon Stent, the predetermined shape is that of a rigid tube, or stent. The catheter will be inserted using a local anesthetic, and positioned in the prostatic urethra under direct vision. The stent is activated by body heat, causing the shape memory to open to its tube-like position. After approximately 30 days, the stent is removed by the physician by flushing cool water through a flexible endoscope, causing the stent to return to its soft, relaxed state. The stent will be removed by retrieving it through the working channel of the flexible endoscope.

   Endocare has completed the early stage FDA clinical trials for the Horizon Stent (TM) and is awaiting approval to expand the trial to the pivotal study, which is the final study before clearance can be obtained for broader use. Because the stent will be removed from the patients within 30 to 60 days, the Company expects that the trials can be completed quickly and that the regulatory process may be expedited. However, there can be no assurance that the FDA will not require more time consuming and extensive clinical studies.

   ThermaStent(TM). Endocare's ThermaStent(TM) is expected to be the second product developed for the Company's office-based therapy product line. The ThermaStent(TM) is being designed to combine thermotherapy with the Company's nitinol stent. The ThermaStent is currently in development and in pre-clinical studies.

   The Company has secured a patent position on the ThermaStent(TM) device. In April 1996, Endocare licensed from the Brigham and Women's Hospital ("BW") an issued patent covering urological applications of the delivery of thermal energy by a stent. The Company has also received a patent which describes the device under development and its use to achieve temporary relief. In January 1999, the Company licensed from Beth Israel Deaconess Medical Center ("BI") an issued method patent covering treatment of obstructive portions of urinary passageway via the placement of a temperature-activated nitinol stent.

SURGICAL DISPOSABLES

   Since its formation, Endocare has developed a line of surgical disposables targeting improved treatment of BPH. The common element in the development of each of the disposable devices is the ability to remove tissue in a near bloodless manner.

   In 1995, Endocare developed a line of disposable electrodes that vaporize prostate tissue while cutting. The combination of vaporization and cutting results in near bloodless removal of the obstructed tissue. Endocare's Uroloop and Vaporbar electrodes represent the next step in the evolution of near bloodless, outpatient procedures for BPH.

PATENTS AND INTELLECTUAL PROPERTY

   The Company's policy is to secure and protect intellectual property rights relating to its technology. While Endocare believes that the protection of patents and licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. The Company has received two issued patents from the U.S. Patent and Trademark Office covering the Company's CRYOprobe technology. The Company entered into worldwide licensing agreements relating to urological applications of a patent from BW for the ThermaStent(TM) product and a method patent covering treatment of obstructive portions of urinary passageways from BI for the Horizon Stent product. The BW patent covers the concept of a variety of methods to heat occluded body passageways by use of a stent. The BI issued patent covers a method for the treatment of an obstructive portion of a urinary passageway via the placement of a temperature-activated nitinol stent. The Company has also received a patent which focuses on the use of a combination therapy of a stent for short-term relief of the occlusion and thermotherapy for long-term relief. Patent applications for some of the new products described above under "Products" have been filed or are in the process of being filed.

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

SALES AND MARKETING

   In March 1999, the Company exercised an option to terminate its distribution agreement with Boston Scientific Corporation ("BSC") which allowed BSC exclusive worldwide distribution rights to market the CRYOcare System for urology, except in Canada where it is distributed under a distribution agreement with Mentor Medical Systems Canada. As a result of the termination of the BSC agreement, future sales of the CRYOcare System, the Company's main current product, will largely be dependent upon the marketing efforts of the Company and/or new distributorship relationships which the Company may enter into.

   The Company derives a majority of its revenues from the sales of CRYOcare Systems and expects that sales of CRYOcare Systems will continue to constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sales of CRYOcare Systems would have a material adverse effect on the Company's business, financial condition and results of its operations. In February 1999, HFCA announced the decision to implement national Medicare coverage for cryosurgical ablation of the prostate, one of the approved uses of the Company's eight probe CRYOcare System. Although HFCA's decision has been announced, reimbursement codes and corresponding rates are in the process of being established. No assurance can be given that health care professionals will adopt the technology or that reimbursement will be sufficient enough to induce physicians to perform the procedure.

   Until March 1999, Endocare's CRYOcare System for urological applications was distributed worldwide by BSC (other than in Canada). In Canada it is distributed by Mentor Medical Systems Canada under a distribution agreement. For the years ended December 31, 1996, 1997, and 1998, BSC accounted for 12%, 59%, and 41%, respectively, of the Company's revenues. The Company is evaluating potential distribution partners for its CRYOcare System for urological applications as an alternative to expanding its own domestic sales force to sell the product. The Company currently sells its products domestically through its direct sales force which consists of four regional sales managers, and internationally primarily through independent distributors. Overall, international sales for urological applications represented approximately 50% of revenue during 1996 and such sales were insignificant in 1997 and 1998. The Company's distributor agreements typically provide the distributor with exclusive selling rights to certain products in a particular territory, and are terminable by either party on 180 days notice. Each party bears its own expenses in performing under the agreement. The Company's ability to distribute its products depends substantially on the capabilities of its distributors. There can be no assurance that the Company will be able to maintain or expand its relationships with its distributors or to replace a distributor in the event any such relationships were terminated. In the event that the Company's relationships with any of its distributors were terminated and the Company was unable to replace the distribution capability, the Company's ability to distribute its products could be materially adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in such event, the Company's current sales and marketing personnel and financial resources might not be sufficient to enable the Company to establish its own distribution capability to market and sell its products. See Note 11 to the Financial Statements.

BACKLOG

   At December 31, 1998, the Company maintained minimal backlog. Endocare's policy is to stock enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of the Company's orders have been for shipment within 30 days of the placement of the order. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company's revenue.

MANUFACTURING

   The Company uses internal manufacturing capacity in its manufacturing efforts. Most of the Company's purchased components and processes are available from more than one vendor. However, certain components and processes are currently available from or performed by a single vendor. The ability of third party manufacturing sources to deliver components or finished goods will affect the Company's ability to commercialize its products, and the Company's dependence on third party sources may adversely affect the Company's profit margins. Further, although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services could be a lengthy process. Any supply interruption from a single source vendor would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Endocare's current surgical disposable products and its eight probe CRYOcare System have received FDA clearance for sale in the United States for approved urological uses. Endocare's previous manufacturing facility was subject to an FDA audit in August 1996, and the Company received no notice that it did not comply with the FDA's current GMP regulations. In addition, Endocare has obtained from the California Department of Health Services a license to manufacture medical devices, subject to periodic inspections and other regulation by that agency.

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

EMPLOYEES

   As of December 31, 1998, Endocare had a total of 39 employees. Of the 39 employees, 6 are engaged directly in research and development activities, 4 in regulatory affairs/quality assurance, 10 in manufacturing, 13 in sales and marketing, and 6 in general and administrative positions. The Company expects to substantially increase employment in anticipation of a commercial launch of the CRYOcare System and expanded research and development activities related to the Horizon Stent(TM) and ThermaStent(TM) programs. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its employee relations to be good.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND TRADING PRICE OF COMMON STOCK

   This report contains forward-looking statements that involve risks and uncertainties, including those discussed below and in the section Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Financial Statements in this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. All such factors should be considered carefully by investors in the Company.

   Limited Operating History; History of Losses: The Company has a limited history of operations as an independent operating entity. Since its inception, the Company has engaged primarily in research and development, and the Company has minimal experience in manufacturing, marketing and selling its products in commercial quantities. Additionally, the Company has incurred annual operating losses since its inception, and expects to continue to incur operating losses as new products will require substantial development, clinical, regulatory, manufacturing and other expenditures. For the fiscal years ended December 31, 1998, 1997 and 1996, the Company had net losses of $4,837,346, $3,899,860 and
$1,531,448, respectively. As of December 31, 1998, the Company's accumulated deficit was approximately $10.3 million. There can be no assurance that the Company will successfully develop or commercialize its current or future products, that the Company will achieve significant revenues from sales, or that the Company will achieve or sustain profitability in the future. Additionally, successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure and obtaining additional financing adequate to fulfill its research and development activities to continue refinement of existing products and to develop and commercialize new products.

   Uncertain Market Acceptance of the Company's New Products: Certain of the Company's products, including its CRYOcare Systems, which were introduced in the second quarter of 1996, are in the early stages of development or market introduction. There can be no assurance that any of the Company's products will be accepted by potential customers. The Company's ability to successfully market its CRYOcare System is dependent upon acceptance of cryosurgical procedures in the United States and certain international markets. Although cryosurgery has existed for many years, cryosurgery has not been widely accepted due to cost, competing products and limited reimbursement by third party payers. Although HCFA has announced the decision to implement national Medicare coverage for cryosurgical ablation of the prostate, one of the approved uses of the Company's eight probe CRYOcare System, reimbursement codes and corresponding rates are in the process of being established. There is no assurance that reimbursement, once established, will be sufficient to induce physicians to perform, and patients elect, the procedure. The acceptance of cryosurgery by the general population may be affected adversely by its price, concerns relating to its safety and efficacy, the accepted effectiveness of alternative methods of correcting urological disorders, level of reimbursement to be established by Medicare, and lack of reimbursement from other third party payers. In addition, any future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from the Company's products or the products of the Company's competitors, could adversely affect acceptance and reimbursement for cryosurgery. Emerging new technologies and procedures to treat cancer, prostate enlargement and other prostate disorders also may adversely affect the market acceptance of cryosurgery. There can be no assurance that the Company's CRYOcare Systems will gain any significant degree of market acceptance among physicians, patients and health care payers.

   Uncertainty of Product Development; Risks Related to Clinical Trials: The Company's growth is substantially dependent upon its continued ability to successfully develop, commercialize and market new products. Several of the Company's products are in varying stages of development. There can be no assurance that the Company will be successful in developing and commercializing new products that achieve market acceptance or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products. There can be no assurance that the Company's products in development will prove to be safe and effective in clinical trials under applicable regulatory guidelines, and clinical trials may identify significant technical or other obstacles that must be overcome prior to obtaining necessary regulatory or reimbursement approvals. Even if a product overcomes these obstacles, the Company's products will not be used unless they present an attractive alternative to other treatments and the clinical benefits to the patient and cost savings achieved through use of the Company's products outweigh the cost of such products. The Company believes that recommendations and endorsements of physicians and patients and reimbursement by health care payers will be essential for market acceptance of its products, and there can be no assurance that any such recommendations, endorsements or reimbursements will be obtained. Failure of the Company to successfully develop, commercialize and market new products or the failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

   Limited Sales and Marketing Experience: The Company has only limited experience marketing and selling its products, and does not have experience marketing and selling its products in commercial quantities. In March 1999, the Company exercised its right to terminate its exclusive worldwide distribution agreement with BSC pursuant to which BSC had agreed to market and distribute the Company's CRYOcare Systems for urology worldwide, except Canada. As a result, future sales of the CRYOcare System, the Company's main product, will be dependent on the marketing efforts of the Company. The Company derives a majority of its revenues from the sales of CRYOcare Systems and expects that sales of CRYOcare Systems will continue to constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sales of CRYOcare Systems would have a material adverse effect on the Company's business, financial condition and results of its operations.

   The Company believes that to become and remain competitive, it will need to continue to develop third party international distribution channels and a direct sales force for its new and other products. In lieu of expanding its domestic sales force, the Company is evaluating potential domestic partners for distribution of its products. Establishing marketing and sales capabilities sufficient to support sales in commercial quantities will require significant resources, and there can be no assurance that the Company will be able to recruit and retain direct sales personnel, or that the Company will succeed in establishing and maintaining any third party distribution channels, or that the Company's future sales and marketing efforts will succeed at all.

   Need for Additional Long Term Financing: The Company believes that its existing cash resources and anticipated cash flow from future operations will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through the end of 1999. The Company has a $1,000,000 unused bank line of credit which expires on April 30, 1999. The Company anticipates either renewing the existing line or entering into a new debt facility with another bank in April 1999; however, there is no assurance the Company will be able to obtain another debt facility on favorable terms, or at all. If the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time. The Company expects, even if it does obtain a new debt facility, that to meet its long-term needs it will need to raise substantial additional funds through the sale of its equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative arrangements with third parties. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Limited Manufacturing Experience: The Company has limited experience in producing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company's failure to overcome these manufacturing problems could materially adversely affect the Company's business, financial condition and results of operations. The Company uses internal manufacturing capacity in its manufacturing efforts. Most of the Company's purchased components and processes are available from more than one vendor. However, certain components and processes are currently available from or performed by a single vendor. Any supply interruption from a single source vendor would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the ability of third party manufacturing sources to deliver components will affect the Company's ability to commercialize its products, and the Company's dependence on third party sources may adversely affect the Company's profit margins. Additionally, the Company's success will depend in part upon its ability to manufacture its products in compliance with the FDA's Good Manufacturing Practices ("GMP") regulations and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost effective manner or to maintain compliance with GMP or other regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Uncertainty Relating to Third Party Reimbursement: In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's products, generally rely on third party payers, principally Federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving the Company's products. In February 1999, HCFA announced its decision to implement national Medicare coverage for cryosurgical ablation of the prostate, one of the approved uses of the Company's eight probe CRYOcare System; however, reimbursement codes and corresponding rates are in the process of being established. Without adequate reimbursement, market acceptance and use of the product will be limited and may adversely affect the Company's revenues from sales of the product. There can be no assurance that the cost of medical procedures involving the Company's products will be adequately reimbursed by Medicare or other governmental, insurance or third party payers. In addition, the Company anticipates that in a prospective payment system, such as the DRG system utilized by Medicare, and in many managed care systems used by private health care payers, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products. Separate reimbursement for the Company's products is not expected to be available in the United States and there can be no assurance that reimbursement for the Company's products will be available in international markets under either governmental or private reimbursement systems. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payers, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payers for procedures involving the Company's products, or adverse changes in governmental and private third party payers' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Limited Market for Common Stock: The Company Common Stock began trading on the Nasdaq SmallCap Market on February 28, 1997. Between February 20, 1996 and February 28, 1997, the Common Stock traded on the Nasdaq electronic bulletin board. As a result, the Common Stock has a limited trading history. If the Company is unable to maintain the standards for quotation on the Nasdaq Small Cap Market, the ability of investors to resell their shares after registration with the Securities and Exchange Commission may be limited. In addition, the Company's securities may be subjected to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. This could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and the ability of holders of the Company's securities to sell their securities in the secondary market. There can be no assurance regarding the price at which the Company Common Stock will trade. The market prices for securities of emerging companies have historically been highly volatile. Future announcements concerning the Company or its competitors, including the Company's operating results, technological innovations or new commercial products, corporate collaborations, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of the Company's products, as well as investor perception of the Company and industry and general economic and market conditions, may have a significant impact on the market price of the Company's Common Stock. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general and small capitalization, high technology companies in particular, and are often unrelated to their operating performance.

   Shares Eligible for Future Sale; Dilution: Future sales of Common Stock (including shares issued upon the exercise of outstanding options and warrants) could materially adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company would deem appropriate. As of March 18, 1999, the Company had 10,477,290 shares of Common Stock outstanding, all of which may be freely traded (unless held by an affiliate of the Company). In addition, as of March 18, 1999 warrants to purchase 392,497 shares of

Common Stock were outstanding. Also, as of March 18, 1999, stock options to purchase 3,105,416 shares of Common Stock had been granted under the Company's stock option plans, subject to various vesting schedules. Stock options to purchase an additional 233,520 shares of Common Stock may be issued by the Company from time to time under such option plans and up to 250,000 shares of Common Stock may be purchased under the Company's Employee Stock Purchase Plan. An aggregate of 3,000,000 shares of Common Stock may be issued under the Company's 1995 Stock Plan subject to an automatic annual increase, beginning with the 1999 calendar year, of 3% of the total number of shares outstanding on the last trading day of the immediately preceding calendar year, up to a maximum increase of 500,000 shares per year. Additionally, 300,000 shares of Common Stock may be issued under the Company's 1995 Director Option Plan and up to 250,000 shares of Common Stock may be issued under the Company's Employee Stock Purchase Plan. Exercise of these options or warrants may result in substantial dilution to investors. The Company has also granted certain shareholders and warrantholders piggyback registration rights with respect to 357,497 shares of Common Stock to enable them to freely trade such stock in certain circumstances.

   Anti-Takeover Effect of Certain Provision: Possible Negative Effect on Stock
Price: Certain provisions of the Company's Certificate of Incorporation and the Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. In March 1999, the Company's Board of Directors adopted a Stockholder Rights Plan in which preferred stock purchase rights will be distributed as a dividend. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that may be used in an attempt to gain control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. These provisions may make it more difficult for shareholders to take certain corporate actions and may have the effect of delaying or preventing a change in control of the Company.

   Year 2000: Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and payroll modules), customer services, infrastructure, networks and telecommunications equipment, and end products. The Company has initially assessed how it may be impacted by the Year 2000 and has commenced a plan to address the following aspects of the Year 2000 problem: information systems, non-information systems, products, suppliers and customers. The plan as it relates to information systems, involves a combination of upgrades and replacement. The Company has begun remediation of its critical information systems, and the target date for remediation of the critical information systems and remainder of its information systems is March 31, 1999. The Company has completed the assessment and development of remediation plans with respect to substantially all of the Company's non-information systems and expects remediation to be complete by June 30, 1999. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforeseen problems will not be encountered when the Company's products are used in conjunction with equipment which is non-Year 2000 compliant. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed by June 30, 1999; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. If the Company is not successful in implementing its Year 2000 compliance plan, there may be a material adverse impact on the Company's results of operations and financial condition.

ITEM 2.   PROPERTIES

   The Company currently occupies approximately 16,000 square feet of office, manufacturing, engineering, warehouse, and research and development laboratories in Irvine, California. The property is leased through February, 2002. The Company had subleased its previously occupied facility and the original lease and sublease expired in August, 1998.

ITEM 3.   LEGAL PROCEEDINGS

   On November 27, 1996, Cryomedical Sciences, Inc., ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. ZhaoHua Chang, a former employee of CMS whom the Company retained as a consultant, and, subsequently, as Vice President of Research and Development. The suit alleged that, by entering into his consulting and employment relationship with the Company, Dr. Chang breached his employment contract with CMS (which included a post-termination non-solicitation/non-competition clause), violated the Maryland Uniform Trade Secrets Act ("MUTSA"), engaged in unfair competition, conspired with the Company to injure CMS and committed a breach of fiduciary duty under Maryland law. CMS further alleged that, by hiring Dr. Chang, the Company tortiously interfered with the employment contract and CMS's prospective business relations, violated the MUTSA, engaged in unfair competition, and conspired with Dr. Chang to injure CMS. CMS sought injunctive relief, compensatory damages of $10,000,000 and punitive damages of $20,000,000 jointly and severally against the Company and Dr. Chang. On March 26, 1999 the lawsuit was dismissed by stipulation of the parties and order of the court.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999, as required to be disclosed in this item.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   Endocare's common stock began trading on the NASDAQ SmallCap Market on February 28, 1997 and between February 20, 1996 and February 27, 1997, trading was conducted in the over-the-counter market on the NASDAQ Electronic Bulletin Board under the symbol "ENDO." The following table sets forth the high and low bid prices for Endocare's common stock during the periods indicated as quoted on the NASDAQ SmallCap Market or NASDAQ Electronic Bulletin Board. Figures reflect inter-dealer prices, without mark-ups, mark-down or commission, and may not necessarily represent actual transactions:


                                        FISCAL YEAR ENDED DECEMBER 31,
                                        ------------------------------
                                1996                 1997              1998
                           ---------------     ---------------    ----------------
                            HIGH       LOW      HIGH       LOW      HIGH      LOW
                           -----     -----     -----     -----    -----      -----
 Fourth quarter            $6.38     $3.38     $3.63     $3.50    $3.25      $1.63


 Third quarter              5.00      2.25      3.88      3.69    $3.63      $1.81

 Second quarter             5.88      1.88      3.88      3.69    $4.13      $2.75

 First quarter
 (from February 20, 1996)   3.00      0.38      4.63      3.94    $3.94      $2.75


   Endocare's common stock first traded publicly on February 20, 1996, at a price of $0.375 per share. As of March 18, 1999, the closing price of the Company's common stock was $4.625. Also, as of that date, Endocare had approximately 370 shareholders of record. On March 18, 1999, there were 10,477,290 shares of Endocare common stock issued and outstanding.

   In March 1999, the Company's Board of Directors adopted a Stockholder Rights Plan ("Plan") in which preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on April 15, 1999. The Rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive Stockholders of their interest in the long-term value of the Company. The Rights will be exerciseable only if a person or group acquires 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. Each Right will entitle stockholders to buy one one-thousandth of a share of new series of junior participating preferred stock at an exercise price of $25 upon certain events. If a person or group acquires 15% or more of the Company's outstanding Common Stock (subject to certain exceptions stated in the Plan), or a holder of 15% or more of the Company's Common Stock engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exerciseable, Endocare is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan), the Rights are redeemable for one cent per Right at the option of the Board of Directors. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting to a takeover. The dividend distribution will be made on April 15, 1999 payable to stockholders of record on that date. The Rights will expire on April 15, 2009.

   Endocare has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

   The following table presents selected financial data of Endocare for the years ended December 31, 1996, 1997 and 1998 and for its predecessor, Endocare Division of Medstone, for previous years. Prior to 1996, Endocare was not an independent company with publicly traded shares. Hence, no earnings per share data is presented for those years.

                                                             YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                        1994         1995         1996          1997           1998
                                       ------    ------------------------------------------------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
  Net product sales ...........        $2,283       $  951    $     1,878    $     1,918    $     1,476
  Revenue from collaborative
    agreements ................            --           --            250             83            642
  Research revenue from related
    party .....................           379          377              1             --             --
                                       ------       ------    -----------    -----------    -----------
    Total revenues ............         2,662        1,328          2,129          2,001          2,118
Costs and expenses:
  Cost of product sales .......           638          380            994          1,271          1,049
  Research and development ....           911          852          1,023          1,596          1,920
  Selling, general and
    administrative ............         1,376          673          1,285          3,233          4,323
  Impairment loss on long-lived
    assets ....................            --           --            325             --             --
                                       ------       ------    -----------    -----------    -----------
    Total costs and expenses ..         2,925        1,905          3,627          6,100          7,292
                                       ------       ------    -----------    -----------    -----------
Loss from operations ..........          (263)        (577)        (1,498)        (4,099)        (5,174)
Other income (expense), net ...            --           --            (33)           199            337
                                       ------       ------    -----------    -----------    -----------
Net loss ......................        $ (263)      $ (577)   $    (1,531)   $    (3,900)   $    (4,837)
                                       ======       ======    ===========    ===========    ===========
Net loss per share ............                               $      (.27)   $      (.48)   $      (.49)
                                                              ===========    ===========    ===========
Weighted average shares
    outstanding ...............                                 5,635,000      8,047,000      9,802,000
                                                              ===========    ===========    ===========


                                                            BALANCES AT DECEMBER 31,
                                            ---------------------------------------------------
                                            1994        1995       1996        1997        1998
                                            ----        ----       ----        ----        ----
                                                              (IN THOUSANDS)
     Balance Sheet Data:
     -------------------
     Working capital.................       $295        $328      $  519      $3,735      $5,422
     Total assets....................        972         806       1,751       5,543       7,797
     Long-term debt..................         --          --         750          --          --
     Total shareholders'/division
       equity (deficiency)...........        864         803        (149)      3,933       6,049



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

   Endocare currently is developing additional, innovative therapies for prostate enlargement. The Company does not expect to be profitable in the near future because of increased operating expenses associated with product launches and from expanded research and development efforts and support of clinical trials for products currently under development.

   Since its formation in 1990, Endocare operated first as a research and development department, then later as a division of Medstone International, Inc. In this form, Endocare shared facilities and certain personnel with its parent. Effective January 1, 1996, Endocare began operating as an independent corporation.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                                   1996     1997     1998
                                                                   ----     ----     ----
Revenues:
  Net product sales ............................................     88%      96%      70%
  Revenue from collaborative agreements ........................     12        4       30
  Research revenue from related party ..........................     --       --       --
                                                                   ----     ----     ----
    Total revenues .............................................    100%     100%     100%

Costs and expenses:
  Cost of product sales ........................................     47       64       50
  Research and development .....................................     48       80       91
  Selling, general and administrative ..........................     60      162      204
  Impairment loss on long-lived assets .........................     15       --       --
                                                                   ----     ----     ----
    Total costs and expenses ...................................    170      306      344
                                                                   ----     ----     ----
 Loss from operations ..........................................    (70)    (205)    (244)
 Net loss ......................................................    (72)%   (195)%   (228)%
                                                                   ====     ====     ====


   Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Revenue from product sales for the year ended December 31, 1998 decreased to $1,476,000 compared to $1,918,000 for the year ended December 31, 1997. The decline in product sales is due primarily to reduced purchases of CRYOcare surgical systems for urological applications by Boston Scientific Corporation ("BSC") in exchange for higher licensing payments as discussed below. The majority of product sales in 1998 resulted from direct sales by the Company.

   Revenue from collaborative agreements was $642,000 for the year ended December 31, 1998 compared to $83,000 for the year ended December 31, 1997. The increase in 1998 revenue from collaborative agreements reflects $475,000 in non-refundable BSC licensing payments as discussed above and recognition of the remaining deferred revenue associated with a BSC milestone payment upon fulfilling corresponding obligations. The 1997 revenue from collaborative agreements represents one year's amortization of the lump-sum milestone payment from BSC to Endocare associated with a distribution agreement giving BSC exclusive worldwide marketing rights for the CRYOcare system in urological applications. The distribution agreement with BSC was terminated by Endocare in March 1999.

   Gross margins on product sales were 29% in 1998 compared to 34% in 1997. This difference was caused by a change in Endocare's revenue mix along with additional infrastructure and personnel costs associated with the Company's manufacturing facility.

   Research and development expense increased 20% to $1,920,000 in 1998 from $1,596,000 in 1997. The increase resulted primarily from additional personnel and costs to support the further development of the CRYOcare systems, including one and four probe platforms, development of the Horizon Stent(TM) and other new products.

   Selling, general and administrative expense increased 34% to $4,323,000 in 1998 from $3,233,000 in 1997. This increase reflects the increased sales and marketing effort associated with the Company's CRYOcare products, in addition to the increases in personnel and operating costs as the Company continues to build its infrastructure to support its product lines.

   Other income, net of expenses, was $337,000 in 1998 and $199,000 in 1997. The increase in 1998 was due to increased interest income on a higher balance of cash and cash equivalents.

   Endocare's net loss increased to $4,837,000 in 1998 from $3,900,000 in 1997. This increase was primarily due to lower gross margins and the increase in research and development costs and selling, general and administrative expenses described above.

   Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Revenue from product sales for the year ended December 31, 1997 increased slightly to $1,918,000 compared to $1,878,000 for the year ended December 31, 1996. In 1997 product sales consisted almost entirely of CRYOcare surgical systems while the volumes of surgical disposables declined considerably during the year.

   Revenue from collaborative agreements was $83,000 for the year ended December 31, 1997 compared to $250,000 for the year ended December 31, 1996. The 1997 amount represents one year's amortization of a lump-sum milestone payment from BSC to Endocare associated with the distribution agreement entered in to in 1996. The $250,000 in 1996 was a non-refundable, lump-sum payment from BSC to Endocare upon signing of the original distribution agreement.

   Gross margins on product sales were 34% in 1997 compared to 47% in 1996. This difference was caused by a change in Endocare's product revenue mix along with additional infrastructure and personnel costs associated with the Company's new manufacturing facility. In 1996 Endocare's revenue product mix consisted of more higher margin surgical disposables along with the mid-year introduction of CRYOcare systems, including early units shipped with lower, introductory prices. The majority of the CRYOcare systems revenue in 1997 consisted of units also shipped with lower introductory prices, primarily to BSC.

   Research and development expense increased 56% to $1,596,000 in 1997 from $1,023,000 in 1996. The increase resulted primarily from additional personnel and costs to support the further development of the CRYOcare systems, including one and four probe platforms, and development of other new products.

   Selling, general and administrative expense increased 151% to $3,233,000 in 1997 from $1,285,000 in 1996. This increase reflects the increased sales and marketing effort associated with the Company's CRYOcare products and relationship with BSC, in addition to the increases in personnel and operating costs as the Company continued to build its infrastructure to support its product lines.

   Other income (expense), net, was $199,000 in 1997 and ($33,000) in 1996. The increase in 1997 was due to increased interest income on a higher balance of cash and cash equivalents. The 1996 balance reflects interest expense on a convertible note payable.

   Endocare's net loss increased to $3,900,000 in 1997 from $1,531,000 in 1996. This increase was primarily due to lower gross margins and the increase in research and development costs and selling, general and administrative expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1998, Endocare's cash balance was $6,289,000, compared to $3,896,000 at December 31, 1997. This cash increase was provided primarily by the 1998 financing transaction discussed below offset by cash used in operating activities.

   Working capital has been used as Endocare's operations have increased in 1998. Although revenue levels remained relatively consistent, net accounts receivable decreased to $269,000 at December 31, 1998, compared to $376,000 at December 31, 1997. The decrease resulted primarily from accelerated customer payments associated with fourth quarter 1998 sales. Inventory decreased to $543,000 at December 31, 1998, compared to $926,000 at the beginning of the year. Fixed asset additions during 1998 were approximately $224,000. Working capital was provided as accounts payable and other current liabilities grew to approximately $1,748,000 compared to $1,527,000 at December 31, 1997 due to an increase in operating activities.

   At December 31, 1998, Endocare's net working capital was $5,422,000, and the ratio of current assets to current liabilities was 4.1 to 1.

   In April 1998, Endocare sold 2 million shares of common stock at a price of $3.50 per share in a private placement. After deducting expenses of the sale, this offering added approximately $6.9 million cash to Endocare's capital base.

   As described in Note 14 to the financial statements, the Company has a $1,000,000 bank line of credit which is available for working capital purposes. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants. The line of credit expires April 30, 1999 and, prior to that time, the Company anticipates either renewing the existing line of credit or entering into a new debt facility with another bank. There is no assurance the Company will be able to obtain another debt facility on favorable terms, or at all.

   The Company believes that its existing cash resources and anticipated cash flow from future operations will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through the end of 1999. If the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time. The Company expects that to meet its long-term needs it will need to raise substantial additional funds through the sale of its equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative arrangements with third parties.

   This document contains forward looking statements. The Company's business and results of operations are subject to risk and uncertainties including, but not limited to, those discussed under the caption "Factors That May Effect Future Results and Trading Price of Common Stock" included elsewhere in this report, and in risk factors contained in other periodic reports filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, limited operating history of the Company with a history of losses; fluctuations in the Company's order levels; uncertainty regarding market acceptance of the Company's new products; uncertainty of product development and the associated risks related to clinical trials; the rapid pace of technological change in the Company's industry; the Company's limited sales, marketing and manufacturing experience; uncertainty regarding the impact Year 2000 system failures may have if experienced by the Company, its suppliers and customers; the ability to convince health care professionals and third party payers of the medical and economic benefits of the Company's CRYOcare System, and uncertainty as to whether payers will reimburse health care providers who perform prostate cancer cryosurgical procedures or that reimbursement, if provided, will be adequate. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

OTHER MATTERS

   ACCOUNTING PRINCIPLES

   The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), in 1998. Implementation of both standards required minimal financial statement disclosure and did not have a material effect on the Company's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include items such as net earnings, foreign currency translation adjustments and changes in value of available-for-sale securities. SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

   YEAR 2000

   Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and payroll modules), customer services, infrastructure, networks and telecommunications equipment, and end products. The Company has initially assessed how it may be impacted by the Year 2000 and has commenced a plan to address the following aspects of the Year 2000 problem: information systems, non-information systems, products, suppliers and customers.

   The plan as it relates to information systems, involves a combination of upgrades and replacement. The Company has begun remediation of its critical information systems, and the target date for remediation of the critical information systems and remainder of its information systems is March 31, 1999. The Company has completed the assessment and development of remediation plans with respect to substantially all of the Company's non-information systems and expects remediation to be complete by June 30, 1999. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforeseen problems will not be encountered when the Company's products are used in conjunction with equipment which is non-Year 2000 compliant. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed by June 30, 1999; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

   The Company currently estimates that the costs associated with the Year 2000 issues will not have a material effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment and remediation have not been material to the results of operations.

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

   OTHER

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT *

ITEM 11. EXECUTIVE COMPENSATION *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS *

- - - - - - - - - - - - - - - - - -


   *The information called for by items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 1998, the close of its fiscal year.




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS REPORT

(1) Index to Financial Statements

        Independent Auditors' Reports

        Statements of Operations for the years ended
        December 31, 1996, 1997 and 1998

        Balance Sheets at December 31, 1997 and 1998

        Statements of Shareholders' Equity (Deficiency) for the years ended December 31, 1996, 1997 and 1998

        Statements of Cash Flows for the years ended
        December 31, 1996, 1997 and  1998

        Notes to Financial Statements

(2) Financial Statement Schedules
        Schedule II--Valuation and Qualifying Accounts

   (All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.)



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

 4.1    Specimen Certificate of the Company's Common Stock(3)

 10.1   Facility Lease on 18 Technology Drive(2)

 10.2 Contribution Agreement between Medstone International, Inc. and the Company, dated October 31, 1995(1)

 10.3 Research and Development Services Agreement between Medstone International, Inc. and the Company, dated October 31, 1995(1)

 10.4   Form of Indemnification Agreement(2)

 10.5   1995 Stock Plan(1)

 10.6   1995 Director Option Plan(1)

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

 10.13  Sublease dated May 19, 1997 for 18 Technology Drive(9)

 10.14 Common Stock Purchase Agreements by and among the Company and the persons indicated therein, dated April 15 and April 22, 1998(10)

 23.1   Consent of KPMG LLP*

 27.1   Financial Data Schedule*

 29.1 Endocare, Inc. Information Statement distributed to shareholders of Medstone International, Inc., dated February 6, 1996(8)

----------

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

(10) Previously filed with the Company's current report on Form 8-K dated April 15, 1998 as filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

*   Filed herewith.

(b) REPORTS ON FORM 8-K

    None

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Endocare, Inc.:

We have audited the accompanying financial statements of Endocare, Inc. (the Company) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endocare, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  KPMG LLP

Orange County, California
February 15, 1999, except
  as to the second paragraph
  of Note 7, the fourth paragraph
  of Note 8, and Note 15,
  which are as of
  March 10, 1999, March 26, 1999
  and March 5, 1999, respectively.

                                 ENDOCARE, INC.
                            STATEMENTS OF OPERATIONS


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       1996          1997           1998
                                                    ----------    ----------     ----------
     Revenues:
       Net product sales                           $ 1,877,678    $1,917,707     $1,476,112
       Revenue from collaborative agreements           250,000        83,328        641,672
       Research revenue from related party               1,600            --             --
                                                   -----------   -----------    -----------
         Total revenues                              2,129,278     2,001,035      2,117,784
                                                   -----------   -----------    -----------
     Costs and expenses:
       Cost of product sales                           994,374     1,270,838      1,049,308
       Research and development                      1,023,172     1,596,242      1,919,527
       Selling, general and administrative           1,285,295     3,232,782      4,322,888
       Impairment loss on long-lived assets            324,878            --             --
                                                   -----------   -----------    -----------
         Total costs and expenses                    3,627,719     6,099,862      7,291,723
                                                   -----------   -----------    -----------
     Loss from operations                           (1,498,441)   (4,098,827)    (5,173,939)
     Other income (expense), net                       (33,007)      198,967        336,593
                                                   -----------   -----------    -----------
     Net loss                                      $(1,531,448)  $(3,899,860)   $(4,837,346)
                                                   ===========   ===========    ===========
     Net loss per share of common stock -
       basic and diluted                           $      (.27)  $      (.48)   $      (.49)
                                                   ===========   ===========    ===========
     Weighted average shares of
       common stock outstanding                      5,635,000     8,047,000      9,802,000
                                                   ===========   ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                                 BALANCE SHEETS

                                                                                        DECEMBER 31
                                                                          --------------------------------------
                                                                              1997                       1998
                                                                          -----------                -----------
                        ASSETS
                        ------
Current assets:
   Cash and cash equivalents                                              $ 3,896,316                $ 6,288,567
   Accounts receivable, less allowances of $192,000
       and $86,000 at December 31, 1997 and 1998,
       respectively                                                           376,141                    269,207
   Inventories                                                                925,592                    542,610
   Prepaid expenses and other current assets                                   64,237                     69,653
                                                                          -----------                -----------
       Total current assets                                                 5,262,286                  7,170,037
Property and equipment, net                                                   238,192                    321,956
Other assets                                                                   42,566                    305,206
                                                                          -----------                -----------
          Total assets                                                    $ 5,543,044                $ 7,797,199
                                                                          ===========                ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
   Accounts payable                                                       $   745,771                $   632,948
   Accrued compensation                                                       266,756                    594,301
   Other accrued liabilities                                                  430,918                    521,204
   Deferred revenue                                                            83,333                         --
                                                                          -----------                -----------
       Total current liabilities                                            1,526,778                  1,748,453

Deferred revenue                                                               83,339                         --

Shareholders' equity:
   Preferred stock, $.001 par value; 1,000,000 shares
       authorized; none issued and outstanding                                     --                         --
   Common stock, $.001 par value; 20,000,000 shares
       authorized; 8,378,354 and 10,438,354 issued and
       outstanding at December 31, 1997 and 1998, respectively                  8,378                     10,438
   Additional paid-in capital                                               9,355,857                 16,306,962
   Accumulated deficit                                                     (5,431,308)               (10,268,654)
                                                                          -----------                -----------
       Total shareholders' equity                                           3,932,927                  6,048,746
                                                                          -----------                -----------
Commitments and contingencies
Subsequent events (Notes 7, 8 and 15)
       Total liabilities and shareholders' equity                         $ 5,543,044                $ 7,797,199
                                                                          ===========                ===========





   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
             STATEMENT OF SHAREHOLDERS'/DIVISION EQUITY (DEFICIENCY)

                                                                                                               TOTAL
                                                                                                            SHAREHOLDERS'/
                                         COMMON STOCK           ADDITIONAL    ADVANCES                        DIVISION
                                  ------------------------       PAID-IN        FROM         ACCUMULATED       EQUITY
                                  SHARES            AMOUNT       CAPITAL      MEDSTONE         DEFICIT      (DEFICIENCY)
                                  ------            ------      ----------    --------       -----------    --------------

BALANCE AT DECEMBER 31, 1995             --       $     --   $         --   $  2,831,364    $ (2,028,231)   $    803,133

Common stock issued in
   Medstone Distribution          5,616,528          5,617      1,297,516     (2,831,364)      2,028,231         500,000
Other common stock issued            28,611             28         59,868             --              --          59,896
Equity provided by
   warrant amortization                  --             --         18,970             --              --          18,970
Net loss                                 --             --             --             --      (1,531,448)     (1,531,448)
                               ------------       --------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1996      5,645,139          5,645      1,376,354             --      (1,531,448)       (149,449)

Common stock issued in
   private placement and
   and note conversion, net       2,550,714          2,551      7,868,600             --              --       7,871,151
Stock options exercised             182,501            182         32,668             --              --          32,850
Equity provided by
   warrant amortization                  --             --         78,235             --              --          78,235
Net loss                                 --             --             --             --      (3,899,860)     (3,899,860)
                               ------------       --------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1997      8,378,354          8,378      9,355,857             --      (5,431,308)      3,932,927

Common stock issued in
   private placement, net         2,000,000          2,000      6,861,320             --              --       6,863,320
Stock options exercised              60,000             60         10,741             --                          10,801
Equity provided by
   warrant amortization                  --             --         79,044             --                          79,044
Net loss                                 --             --             --             --      (4,837,346)     (4,837,346)
                               ------------       --------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1998     10,438,354         10,438     16,306,962             --    $(10,268,654)   $  6,048,746
                               ============       ========   ============   ============    ============    ============





   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            STATEMENTS OF CASH FLOWS

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     1996            1997           1998
                                                  -----------    -----------    ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                       $(1,531,448)   $(3,899,860)   $(4,837,346)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                   38,325        142,286        139,739
       Amortization of warrant value                   18,970         78,235         79,044
       Common stock issued for services                59,896             --             --
   Impairment loss on long-lived assets               324,878             --             --
   Changes in operating assets and liabilities:
       Accounts receivable                           (485,529)       211,804        106,934
       Inventories                                   (177,427)      (528,867)       382,982
       Prepaid expenses and other current
          assets                                      (34,063)       (22,839)        (5,416)
       Other assets                                   (53,284)        26,625        (91,227)
       Accounts payable                               668,761         77,010       (112,823)
       Accrued compensation                            53,190        213,566        327,545
       Other accrued liabilities                      143,399        287,519         90,286
       Deferred revenue                               283,372       (118,328)      (166,672)
       Customer deposits                                 (932)            --             --
                                                  -----------    -----------    -----------
Net cash used in operating activities                (691,892)    (3,532,849)    (4,086,954)
                                                  -----------    -----------    -----------
Cash flows from investing activities:
-------------------------------------
   Purchases of property and equipment               (110,569)      (201,690)      (223,504)
   Proceeds from sale of property and
     equipment                                         27,374             --             --
   Advances to AMP                                         --             --       (171,412)
                                                  -----------    -----------    -----------
Net cash used in investing activities                 (83,195)      (201,690)      (394,916)
                                                  -----------    -----------    -----------
Cash flows from financing activities:
-------------------------------------
   Advances from Medstone                                  --             --             --
   Issuance of common stock, Medstone
     Distribution                                     500,000             --             --
   Issuance of common stock, other                         --      7,154,001      6,874,121
   Borrowing on convertible note payable              750,000             --             --
                                                  -----------    -----------    -----------
Net cash provided by financing activities           1,250,000      7,154,001      6,874,121
                                                  -----------    -----------    -----------
Net increase in cash and cash equivalents             474,913      3,419,462      2,392,251
Cash and cash equivalents, beginning of year            1,941        476,854      3,896,316
                                                  -----------    -----------    -----------
Cash and cash equivalents, end of year            $   476,854    $ 3,896,316    $ 6,288,567
                                                  ===========    ===========    ===========
Non-cash activities:
--------------------
   Book value of net assets contributed by
      Medstone at time of spin-out and
      initial capitalization of Endocare,
      Inc                                         $   803,133    $       --     $        --
   Conversion of note payable and accrued
     interest to common stock, net of
     origination fees paid by issuance
     of common stock                                       --        820,250             --
                                                  -----------    -----------    -----------
          Total non-cash activities               $   803,133    $   820,250    $        --
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

   Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In 1996, Endocare adopted this pronouncement to account for stock options and warrants. Under this standard's "fair value" method, compensation cost is measured based on the fair value of the award computed as of the grant date and is recognized over the service period of the award, which usually is the vesting period. In accordance with this standard, the Company has elected to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and disclosing the effect of using the fair value method in
   Note 10.

   Earnings (Loss) Per Share: The Company has adopted SFAS No. 128, "Earnings Per Share." SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the loss (numerator), shares (denominator) and per-share amount for fiscal 1996 are $(1,531,448), 5,635,000 and $(0.27), respectively. The loss (numerator), shares (denominator) and per-share amount for fiscal 1997 are $(3,899,860), 8,047,000 and $(0.48), respectively, and the loss (numerator), shares (denominator) and per-share amount for fiscal 1998 are $(4,837,346), 9,802,000 and $(0.49), respectively.
   As the Company has been in a net loss position for the fiscal years 1996, 1997 and 1998, common share equivalents of 1,036,000 and 1,087,000 and 911,000 in fiscal years 1996, 1997 and 1998, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS.

   Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The carrying amounts of all other financial instruments on the balance sheet approximate their fair values.

   Comprehensive Income: In 1998, the Company adopted SFAS NO. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 did not impact the Company's financial statements or related disclosures as the Company does not have any components of other comprehensive income other than net loss. Therefore, comprehensive income (loss) equaled net income (loss) for all periods presented.

   Segment Disclosures: In 1998, the Company adopted SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments. The Company operates in one industry segment - the design, manufacture and marketing of surgical devices to treat prostate diseases.

   Use of Estimates: Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and contingent assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

                                                    DECEMBER 31,
                                               ----------------------
                                                 1997          1998
                                               --------      --------
   Inventories:
     Raw materials                             $628,466      $260,222
     Work in process                             56,306        86,375
     Finished goods                             240,820       196,013
                                               --------      --------
          Total inventories                    $925,592      $542,610
                                               ========      ========


                                                     DECEMBER 31,
                                               ----------------------
                                                  1997         1998
                                               ---------    ---------
   Property and Equipment:
     Production equipment                      $ 219,154    $ 313,127
     Furniture and fixtures                      148,810      275,371
     Leasehold improvements                       79,771       82,740
     Assets held for disposal (net
       of reserves) (see note 4)                 167,947      167,947
                                               ---------    ---------
         Total property and equipment,
           at cost                               615,682      839,185
     Accumulated depreciation and
       amortization                             (377,490)    (517,229)
                                               ---------    ---------
         Net property and equipment            $ 238,192    $ 321,956
                                               =========    =========

4. LONG-LIVED ASSETS

   Effective January 1, 1996, Endocare adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with this standard, the Company reviewed the cash flows being generated by certain assets which were not expected to be utilized fully in the Company's operations after its spin-out from Medstone. Based upon this review, effective January 1, 1996, Endocare reduced the value of certain property and equipment by $264,047 and intangible organizational costs by $60,831 to their estimated fair market values. The identification and measurement of these impaired assets was primarily a result of the post spin-out business operations of the Company, not solely the adoption of SFAS 121. However, the provisions of SFAS 121 were utilized in determining the amount of the impairment charge. The majority of the property and equipment adjustment pertained to laser machines which were no longer generating sales of the Company's ProLase laser catheters. Prior to 1998, the net book value of these assets were fully reserved and are included in assets held for disposal.

5. INTANGIBLE ASSETS

   At the end of 1995, Medstone incurred significant legal, accounting, and other professional expenses in connection with the distribution of Endocare to its existing Medstone shareholders. Medstone elected to capitalize these expenses as deferred organizational costs on its balance sheet. Effective January 1, 1996, in accordance with the new accounting standard described in
   Note 4 above, Endocare wrote off these amounts entirely.

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

7. COLLABORATIVE AGREEMENTS

   Brigham: On April 17, 1996, Endocare entered into a patent license agreement with Brigham and Women's Hospital, Inc., ("Brigham") an affiliate of Harvard University. This agreement gives Endocare the worldwide exclusive right to use Brigham's patented thermal radiation technology in the Company's planned ThermaStent(TM) product. In return, Brigham received a warrant to purchase up to 10,000 shares of Endocare common stock at a price of $2.875 per share. The warrants are exercisable at any time between April 17, 1996 and April 17, 2001. In addition, if Endocare successfully brings the product to market, Brigham may receive royalties on ThermaStent(TM) product sales. No royalties have been earned or paid through December 31, 1998.

   Boston Scientific: On March 10, 1999, Endocare exercised its right to terminate a distribution agreement with and purchase rights held by Boston Scientific Corporation ("BSC"), which was originally entered into in November 1996. This agreement granted BSC exclusive worldwide marketing rights for Endocare's CRYOcare system for urology and a purchase right on the technology. Under the original distribution agreement, BSC guaranteed Endocare certain minimum purchases of CRYOcare Systems over a five-year period, subject to certain conditions and renegotiations. In addition, BSC committed to pay Endocare four payments of $250,000 each, based upon meeting certain specified milestones. The first milestone payment, based upon contract signing, was received in November 1996, and revenue was recognized in the fourth quarter of 1996. Due to continuing obligations of the Company to BSC, cash related to the second milestone of $250,000 received in December 1996 was being recognized as earned. The remaining obligations relating to this second milestone were fulfilled in 1998 and the remaining deferred revenue of $166,672 recognized. In 1998, BSC paid additional nonrefundable licensing payments of $475,000 to Endocare.

8. COMMITMENTS AND CONTINGENCIES

   Commitments

   In September 1995, Endocare moved from Medstone's facility to its own facility in Irvine, California. Gross rent expense was $51,391, $40,872 and $30,654 in 1996, 1997 and 1998, respectively. This facility lease, and a related sublease, expired on August 31, 1998. In

   February 1997, Endocare signed a new five-year lease for a larger 16,100 square foot facility in Irvine, California. Rent expense on this lease was $119,383 in 1997 and $153,046 in 1998. Future minimum commitments on this operating lease are $157,727 in 1999, $161,953 in 2000, $165,460 in 2001, and
   $34,983 in 2002.

   Endocare also leases various office equipment under operating leases, with lease commitments totaling $20,237 in 1999, $17,658 in 2000, and $3,075 in 2002.

   As of December 31, 1998, Endocare has no other facility leases, capital leases, or other long-term commitments.

   Contingencies

   On November 27, 1996, Cryomedical Sciences, Inc., ("CMS") filed a complaint in the Circuit Court for Montgomery County, Maryland against the Company and Dr. ZhaoHua Chang, a former employee of CMS whom the Company retained as a consultant, and, subsequently, as Vice President of Research and Development. The suit alleged, that by entering into his consulting and employment relationship with the Company, Dr. Chang breached his employment contract with CMS (which included a post-termination non-solicitation/non-competition clause), violated the Maryland Uniform Trade Secrets Act ("MUTSA"), engaged in unfair competition, conspired with the Company to injure CMS and committed a breach of fiduciary duty under Maryland law. CMS further alleged that, by hiring Dr. Chang, the Company tortiously interfered with the employment contract and CMS's prospective business relations, violated the MUTSA, engaged in unfair competition, and conspired with Dr. Chang to injure CMS. CMS sought injunctive relief, compensatory damages of $10,000,000 and punitive damages of $20,000,000 jointly and severally against the Company and Dr. Chang. On March 26, 1999, the lawsuit was dismissed by stipulation of the parties and order of the court.

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

9. INCOME TAXES

   Income tax expense, which is included in other income (expense), consisted of:

                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                             1997            1998
                                            ------          -------
   Current:     Federal                     $   --          $    --
                State and local              5,000            3,400
   Deferred:    Federal                         --               --
                State and local                 --               --
                                            ------          -------
                      Total                 $5,000          $ 3,400
                                            ======          =======


   The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets:

                                                   DECEMBER 31,
                                        -------------------------------
                                            1997                1998
                                        ------------        -----------
   Deferred tax assets:
     Product and other reserves
        established for book purposes   $    12,000         $    19,000
     Property and equipment reserve          81,000              84,000
     Inventory obsolescence reserve          69,000              80,000
     Accounts receivable reserve             76,000              16,000
     Recognition of deferred revenue         66,000                  --
     Net operating loss carryforwards     1,778,000           3,738,000
     Other                                   66,000             203,000
                                        -----------         -----------
         Gross deferred tax assets        2,148,000           4,140,000
     Valuation allowance                 (2,148,000)         (4,140,000)
                                        -----------         -----------
         Net deferred tax assets        $        --         $        --
                                        ===========         ===========

   The valuation allowance increased by $1,797,000 and $1,992,000 during the years ended December 31, 1997 and 1998, respectively.

   Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

                                                        YEARS ENDED DECEMBER 31,
                                               -----------------------------------------
                                                   1996           1997           1998
                                               -----------    -----------    -----------
   Computed expected tax benefit               $  (519,000)   $(1,326,000)   $(1,644,000)
   State income taxes (benefit) net of
      federal benefit                                2,000       (214,000)      (282,000)
   Nondeductible expenses                            3,000          6,000         13,000
   Change in valuation allowance                   351,000      1,797,000      1,992,000
   Change in tax rate with respect to
      net operating loss                           165,000       (259,000)            --
   Other                                             3,000          1,000        (75,600)
                                               -----------    -----------    -----------
               Actual tax expense              $     5,000    $     5,000    $     3,400
                                               ===========    ===========    ===========


   As of December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $9,393,000 which are available to offset future federal taxable income, if any, through the year 2018. As of December 31, 1998, the Company has tax credit carryforwards for federal income tax purposes of approximately $81,000 which are available to offset future federal tax, if any, through the year 2018. For state income tax purposes, the Company has net operating losses of approximately $9,393,000 which are available to offset future state taxable income, if any, through the year 2013.

   In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

10. STOCK OPTIONS AND WARRANTS

   At December 31, 1998, Endocare had two stock-based compensation plans, as described below. Per FASB Statement No. 123, the Company has elected to apply APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for grants to employees under these plans in the Statements of Operations.

   The 1995 Stock Plan authorizes the Board or one or more committees which the Board may appoint from among its members (the "Committee") to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan is equal to the fair market value of Endocare common stock on the date of grant. Options generally vest 25% on the one year anniversary date, with the remaining 75% vesting monthly over the following three years. Options are exercisable for ten years. A total of 3,000,000 shares of common stock have been reserved for issuance under the 1995 Stock Plan, subject to an automatic annual share increase to which the number of shares available for issuance under the plan will automatically increase on the first trading day of each calendar year, beginning with 1999, by 3% of the total number of shares of the Company's common stock outstanding at the end of the preceding calendar year, to a maximum of 500,000 shares each year. As of December 31, 1998, options to purchase a total of 2,850,054 shares of the Company's common stock have been granted under the 1995 Stock Plan.

   The 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors (the "Board") in October 1995 and approved by the shareholders in November 1995. It provides automatic, nondiscretionary grants of options to Endocare's non-employee directors ("Outside Directors"). The Director Plan provides that each Outside Director is granted an option to purchase 20,000 shares of Endocare common stock vested over a two-year period upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of Endocare common stock, which vests in one year, on January 1 of each year so long as he or she remains an Outside Director. The exercise price of options granted to Outside Directors must be the fair market value of Endocare common stock on the date of grant. Options granted to Outside Directors have ten-year terms, subject to an Outside Director's continued service as a director. The Subsequent Options granted to the Outside Directors become fully exercisable on the first anniversary of the date of grant. A total of 300,000 shares of common stock has been reserved for issuance under the Director Plan. As of December 31, 1998, options to purchase a total of 50,000 shares of the Company's common stock have been granted under the Director Plan.

   The following tables summarize Endocare's option activity under both plans:

                                     1996                           1997                            1998
                          ---------------------------    ----------------------------  -----------------------------
                                                                        WEIGHTED AVG.                  WEIGHTED AVG.
                                      WEIGHTED AVG.                     EXERCISE                       EXERCISE
                           NUMBER OF  EXERCISE PRICE      NUMBER OF     PRICE          NUMBER OF       PRICE
                           OPTIONS    PER OPTION          OPTIONS       PER OPTION     OPTIONS         PER OPTION
                           ---------  --------------      ---------     -------------  ---------       -------------
Outstanding,
beginning of year            980,000      $0.18            1,506,000       $0.84        1,499,916         $1.36
Granted during year          626,000      $2.07              363,500       $3.25        1,463,000         $2.70
Cancelled during year       (100,000)     $2.09             (187,083)      $2.05         (245,363)        $2.84
Exercised                         --         --             (182,501)      $0.18          (60,000)        $0.18
                          ----------      -----           ----------       -----        ---------         -----
Outstanding, end of year   1,506,000      $0.84            1,499,916       $1.36        2,657,553         $1.96
                          ==========      =====           ==========       =====        =========         =====


                                    OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                    -------------------                 -------------------
                                 NUMBER                               NUMBER
                               OUTSTANDING      WEIGHTED-AVG.       EXERCISABLE
             EXERCISE PRICES       AT             REMAINING             AT            WEIGHTED-AVG.
             --------------- DECEMBER 31, 1998  CONTRACTUAL LIFE   DECEMBER 31, 1998  EXERCISE PRICE
                             ------------------ ----------------   -----------------  --------------
              $      0.18         871,355           6.9 years         633,438             $ 0.18
              $      1.88          11,000           8.4 years           4,000             $ 1.88
              $      1.94          43,000          10.0 years              --             $ 1.94
              $      2.00         130,000           9.7 years              --             $ 2.00
              $      2.06          50,000           9.8 years              --             $ 2.06
              $      2.13          80,000           9.6 years              --             $ 2.13
              $      2.31          10,000           9.9 years              --             $ 2.31
              $      2.50          20,000           9.6 years              --             $ 2.50
              $      2.75         672,500           9.5 years              --             $ 2.75
              $      2.81         170,000           8.6 years          70,000             $ 2.81
              $      2.88          20,000           9.3 years              --             $ 2.88
              $      3.00         150,000           9.1 years              --             $ 3.00
              $      3.25          15,000           8.3 years           6,250             $ 3.25
              $      3.38         202,500           8.9 years          29,167             $ 3.38
              $      3.50          23,000           8.2 years          11,229             $ 3.50
              $      3.63          75,000           7.3 years          50,000             $ 3.63
              $      3.69          10,000           8.8 years           2,917             $ 3.69
              $      3.75          96,198           7.9 years          52,292             $ 3.75
              $      4.00           5,000           8.7 years           1,563             $ 4.00
              $      4.50           3,000           8.8 years             875             $ 4.50
                                ---------                             -------             ------
              $0.18 to $4.50    2,657,553                             911,730             $ 1.08
                                =========                             =======             ======


   The following table presents pro forma information as if Endocare recorded compensation cost using the fair value of the issued stock options using the Black-Scholes valuation model:

                                             1996           1997            1998
                                          -----------    -----------    -----------
Net loss:
---------
      As reported                         $(1,531,448)   $(3,899,860)   $(4,837,346)
      Assumed stock compensation cost        (107,000)      (157,000)      (363,000)
                                          -----------    -----------    -----------
      Pro forma, adjusted                 $(1,638,448)   $(4,056,860)   $(5,200,346)
                                          ===========    ===========    ===========
Net loss per share - basic and diluted:
---------------------------------------
      As reported                         $     (0.27)   $     (0.48)   $     (0.49)
      Pro forma, adjusted                 $     (0.29)   $     (0.50)   $     (0.53)

   The weighted average fair value of the Company's options at the grant date was approximately $.50 in 1996, $1.01 in 1997, and $1.35 in 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                                          1996       1997          1998
                                        --------   --------      -------
       Stock volatility                       .3         .1            .1
       Risk-free interest rate              8.00%      6.00%         6.00%
       Option term in years             10 years   10 years      10 years
       Stock dividend yield                   --         --            --

   Endocare issued warrants to purchase 160,000, 222,497, and 5,000 shares of the Company's common stock in 1996, 1997 and 1998, respectively (see note
   13). The Company amortizes the fair values of these warrants to expense over the service period of the related warrants. No warrants were issued in 1995 or earlier.

11. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

   The Company currently operates in one industry segment - the design, manufacture and marketing of surgical devices to treat prostate diseases. The Company sells its devices worldwide to distributors of medical devices and directly to hospitals and other medical professional organizations. Until the Company exercised its right to terminate the distribution agreement with BSC in March 1999 (see Note 7), Endocare's CRYOcare system was distributed exclusively by BSC for that product's original market, urological applications.

   Customer credit may be extended based upon evaluation of the customer's financial condition. The Company maintains reserves for credit losses, and Company management considers such reserves to be adequate based upon historical experience. International shipments are billed and collected by the Company in U.S. dollars.

   During the year ended December 31, 1998, 9 customers accounted for 40% of the Company's total revenues. During the year ended December 31, 1998, BSC accounted for an additional 41% of the Company's revenues. As of December 31, 1998, four customers accounted for approximately 98% of net accounts receivable. The Company derived 8% of its total revenues from foreign customers during the year ended December 31, 1998.

   During the year ended December 31, 1997, BSC accounted for 59% of total revenues. As of December 31, 1997, one customer and BSC accounted for approximately 44% and 48%, respectively, of net accounts receivable. The Company derived approximately 5% of its total revenues from foreign customers during the year ended December 31, 1997.

   During the year ended December 31, 1996, two customers accounted for over 10% of the Company's revenues. A Canadian distributor accounted for 14% of total revenues, and BSC accounted for 12%. At December 31, 1996, four customers accounted for over 10% of gross accounts receivable. An Australian distributor accounted for 19%, a Michigan medical group accounted for 16%, a Texas distributor accounted for 17% and a San Diego distributor accounted for 11%. The Company derived 50% of its total revenues from foreign customers during the year ended December 31, 1996.

12. RELATED PARTY TRANSACTIONS

   Relationship with AMP

   Included in other assets at December 31, 1998 are advances totaling $171,412 to Advanced Medical Procedures LLC ("AMP"). The advances bear interest at prime plus 1% and are repayable beginning September 30, 2000 in equal monthly installments of principal and interest over a twelve month period. The advances are secured by the assets of AMP and Robert F. Byrnes, a shareholder in AMP and a member of Endocare's Board of Directors. AMP is a cryosurgical service provider.

   Loan to Officers

   Included in other assets at December 31, 1998 are loans and interest due from officers totaling $104,228. The loans accrue interest at 5.41% and all interest and principal are payable on August 25, 2000.

13. PRIVATE PLACEMENTS

   In January 1997, Endocare sold 2,218,714 shares of common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. ("Oppenheimer") acting as placement agent. After expenses, the net contribution to the Company's capital was approximately $7,050,000. Expenses deducted from the proceeds include a commission to Oppenheimer of approximately $540,000 and legal, accounting, and other professional expenses of approximately $172,000. In addition, Oppenheimer received a warrant to purchase 177,497 shares of Endocare common stock for a period of five years at a price of $4.20 per share. The warrants are exercisable at any time through January 27, 2002.

   In April 1998, Endocare sold 2,000,000 shares of common stock at a price of $3.50 per share in a direct private placement. After legal, accounting, filing fees and other associated offering expenses of approximately $150,000 and miscellaneous stock repurchases, the net contribution reflected in the Company's additional paid-in capital in 1998 was $6,861,320.

14. BANK LINE OF CREDIT

   The Company has a $1,000,000 line of credit with a bank which bears interest at prime plus 1%. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants. The Company anticipates either renewing the existing line of credit or entering into a new debt facility with another bank prior to the expiration of the line on April 30, 1999.

15. SUBSEQUENT EVENT - STOCKHOLDER RIGHTS PLAN

   On March 5, 1999, the Company's Board of Directors adopted a Stockholder Rights Plan ("Plan") in which preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on April 15, 1999. Each Right will entitle Stockholders to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an Exercise Price of $25. The Rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive Stockholders of their interest in the long-term value of the Company. The Rights will be exerciseable only if a person or group acquires 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan) or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. Each Right will entitle stockholders to buy one one-thousandth of a share of new series of junior participating preferred stock at an exercise price of $25 upon certain events. If a person or group acquires 15% or more of the Company's outstanding Common Stock (subject to certain exceptions stated in the Plan), or a holder of 15% or more of the Company's Common Stock engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exerciseable, Endocare, Inc. is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan), the Rights are redeemable for one cent per Right at the option of the Board of Directors. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevail a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting to a takeover. The dividend distribution will be made on April 15, 1999 payable to stockholders of record on that date. The Rights will expire on April 15, 2009.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                   TOTAL                                    NET LOSS
                                                  REVENUE          NET LOSS                 PER SHARE
                                                  -------          --------                 ---------
      Quarter Ended:
         December 31, 1998                        $505,852       $(1,425,573)                $(0.14)
         September 30, 1998                        551,282        (1,122,024)                 (0.11)
         June 30, 1998                             649,749        (1,228,988)                 (0.12)
         March 31, 1998                            410,901        (1,061,661)                 (0.13)

         December 31,1997                         $515,429       $(1,010,404)                $(0.12)
         September 30, 1997                        555,941        (1,090,176)                 (0.13)
         June 30, 1997                             249,997        (1,059,826)                 (0.13)
         March 31, 1997                            679,668          (739,454)                 (0.10)

         December 31, 1996                         839,764          (192,245)                 (0.03)
         September 30, 1996                        499,073          (367,062)                 (0.07)
         June 30, 1996                             419,785          (394,557)                 (0.07)
         March 31, 1996                            370,656          (577,584)                 (0.10)

                                 ENDOCARE, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   ALLOWANCE FOR              RESERVE FOR
                               DOUBTFUL RECEIVABLES     INVENTORY OBSOLESCENCE
                                 AND SALES RETURNS     AND NET REALIZABLE VALUE
                               --------------------    ------------------------
Balance at December 31, 1995          46,948                        --
   Changes to operations              22,687                        --
   Deductions                        (11,496)                       --
   Other                                  --                        --
                                   ---------                 ---------
Balance at December 31, 1996          58,139                    77,236
   Changes to operations             249,983                    62,764
   Deductions                       (116,122)                       --
   Other                                  --                        --
                                   ---------                 ---------
Balance at December 31, 1997         192,000                   140,000
   Changes to operations              34,736                    87,000
   Deductions                       (140,736)                  (25,000)
   Other                                  --                        --
                                   ---------                 ---------
Balance at December 31, 1998       $  86,000                 $ 202,000
                                   =========                 =========


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENDOCARE, INC.

                                          By: /s/ PAUL W. MIKUS
                                              ----------------------------------
                                              Paul W. Mikus
                                              Chief Executive Officer and
                                              President

Dated:  March 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

        SIGNATURE                                    TITLE


/s/     PAUL W. MIKUS                  Chief Executive Officer, President,
------------------------------------        and Chairman of the Board
        Paul W. Mikus

/s/     WILLIAM R. HUGHES                  Senior Vice President and
------------------------------------        Chief Financial Officer
        William R. Hughes                   (Principal Financial and
                                              Accounting Officer)

/s/     PETER F. BERNARDONI
------------------------------------
        Peter F. Bernardoni                        Director


/s/     ROBERT F. BYRNES
------------------------------------
        Robert F. Byrnes                           Director


/s/     BENJAMIN GERSON, M.D.
------------------------------------
        Benjamin Gerson, M.D.                      Director

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

 4.1    Specimen Certificate of the Company's Common Stock(3)

 10.1   Facility Lease on 18 Technology Drive(2)

 10.2 Contribution Agreement between Medstone International, Inc. and the Company, dated October 31, 1995(1)

 10.3 Research and Development Services Agreement between Medstone International, Inc. and the Company, dated October 31, 1995(1)

 10.4   Form of Indemnification Agreement(2)

 10.5   1995 Stock Plan(1)

 10.6   1995 Director Option Plan(1)

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

 10.13  Sublease dated May 19, 1997 for 18 Technology Drive(9)

 10.14 Common Stock Purchase Agreements by and among the Company and the persons indicated therein, dated April 15 and April 22, 1998(10)

 23.1   Consent of KPMG LLP*

 27.1   Financial Data Schedule*

 29.1 Endocare, Inc. Information Statement distributed to shareholders of Medstone International, Inc., dated February 6, 1996(8)

----------

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

(10)Previously filed with the Company's current report on Form 8-K dated April 15, 1998 as filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

*   Filed herewith.