Form 10-Q
period 1999-03-31
ENDOCARE INC
filed 1999-05-17
CIK 1003464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on May 12, 1999 was 10,477,290.

                                 ENDOCARE, INC.

                     FORM 10-Q, QUARTER ENDED March 31, 1999

                                    INDEX


                                                                               PAGE
                                                                               ----
                      Part I. Financial Information

Item 1      Financial Statements (unaudited)

                Condensed Statements of Operations for the
                three months ended March 31, 1999 and 1998                        3

                Condensed Balance Sheets at March 31, 1999
                and December 31, 1998                                             4

                Condensed Statements of Cash Flows for the three months
                ended March 31, 1999 and 1998                                     5

                Notes to Financial Statements                                     6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                             8

Item 3      Quantitative and Qualitative Disclosures About Market Risk         None

                       Part II. Other Information

Item 1      Legal Proceedings                                                    11

Item 2      Changes in Securities                                                11

Item 3      Defaults Upon Senior Securities                                      11

Item 4      Submission of Matters to a Vote of Security Holders                  11

Item 5      Other Information                                                    11

Item 6      Exhibits and Reports on Form 8-K                                     11

Signature Page                                                                   12


                          ITEM 1. FINANCIAL STATEMENTS

                                 ENDOCARE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------------
                                                      1999                    1998
                                                  ------------           ------------
Revenues:
   Net product sales                              $    417,147           $    390,069
   Revenue from collaborative agreements                    --                 20,832
                                                  ------------           ------------
           Total revenues                              417,147                410,901

Costs and expenses:
   Cost of product sales                               268,608                280,543
   Research and development                            531,292                338,162
   Selling, general and administrative               1,536,720                888,977
                                                  ------------           ------------
           Total costs and expenses                  2,336,620              1,507,682
                                                  ------------           ------------

Loss from operations                                (1,919,473)            (1,096,781)
Other income                                            51,288                 35,120
                                                  ------------           ------------
Net loss                                          $ (1,868,185)          $ (1,061,661)
                                                  ============           ============

Net loss per share of common stock -
   basic and diluted                              $       (.18)          $       (.13)
                                                  ============           ============

Weighted average shares and
   common stock equivalents outstanding             10,454,000              8,381,000
                                                  ============           ============





   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                            CONDENSED BALANCE SHEETS


                                                  MARCH 31, 1999    DECEMBER 31,
                                                    (UNAUDITED)         1998
                                                  --------------    ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                      $  4,251,575      $  6,288,567
   Accounts receivable, net                            439,475           269,207
   Inventories                                       1,142,865           542,610
   Other current assets                                193,568            69,653
                                                  ------------      ------------

           Total current assets                      6,027,483         7,170,037

Property and equipment, net                            312,840           321,956
Other assets                                           352,705           305,206
                                                  ------------      ------------

           Total assets                           $  6,693,028      $  7,797,199
                                                  ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $  1,211,526      $    632,948
   Accrued liabilities                               1,245,327         1,115,505
                                                  ------------      ------------

           Total current liabilities                 2,456,853         1,748,453

Shareholders' equity:
   Common stock, $.001 par value                        10,477            10,438
   Additional paid-in capital                       16,362,528        16,306,962
   Accumulated deficit                             (12,136,830)      (10,268,654)
                                                  ------------      ------------

           Total shareholders' equity                4,236,175         6,048,746
                                                  ------------      ------------

                Total liabilities and
                    shareholders' equity          $  6,693,028      $  7,797,199
                                                  ============      ============


   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------
                                                            1999                  1998
                                                        -----------           -----------
Cash flows from operating activities:
      Net loss                                          $(1,868,185)          $(1,061,661)
Adjustments to reconcile net loss to net
cash used in operating activities:
      Depreciation and amortization                          67,891                56,956
Changes in operating assets and liabilities:
      Accounts receivable                                  (170,268)               73,423
      Inventories                                          (600,255)                9,177
      Accounts payable                                      578,578                14,386
      Accrued liabilities                                   129,822                41,132
      Other                                                (171,414)              (75,601)
                                                        -----------           -----------
Net cash used in operating activities                    (2,033,831)             (942,188)
                                                        -----------           -----------
Cash flows from investing activities:
      Purchases of property and equipment                   (24,015)              (12,358)
                                                        -----------           -----------
Net cash used in investing activities                       (24,015)              (12,358)
                                                        -----------           -----------
Cash flows from financing activities:
   Issuance of common stock                                  20,854                 1,406
                                                        -----------           -----------
Net cash provided by financing activities                    20,854                 1,406
                                                        -----------           -----------
Net decrease in cash and cash equivalents                (2,036,992)             (953,140)
Cash and cash equivalents, beginning of period            6,288,567             3,896,316
                                                        -----------           -----------
Cash and cash equivalents, end of period                $ 4,251,575           $ 2,943,176
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

2.  Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and other information included in the Company's Annual Report on Form 10-K for the year ended December, 31, 1998. Financial results for this interim period are not necessarily indicative of results to be expected for the full year 1999.

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

4.  Supplemental Financial Statement Data

                                 MARCH 31,          DECEMBER 31,
                                   1999                1998
                                ----------          ----------
Inventories:
  Raw materials                 $  370,024          $  260,222
  Work in process                  180,974              86,375
  Finished goods                   591,867             196,013
                                ----------          ----------

     Total inventories          $1,142,865          $  542,610
                                ==========          ==========

5.  Net Loss Per Share

    The company has adopted SFAS No. 128, "Earnings Per Share." SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Shares," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the loss (numerator), shares (denominator) and per-share amounts for the three months ended March 31, 1998 and March 31, 1999 are $1,061,661, 8,381,000, $(0.13), and $1,868,185,
    10,454,000 and $(0.18), respectively. As the Company has been in a net loss position for the periods presented, common share equivalents of 847,000 and 1,452,000 for the three months ended March 31, 1998 and 1999, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS.

6.  Bank Line of Credit

    The Company has a $1,000,000 line of credit with a bank which bears interest at prime plus 1%. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants. The line of credit expires this quarter and the Company anticipates either renewing the existing line of credit or entering into a new debt facility with another bank.

7.  Legal Proceedings

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

ITEM 2.

                                 ENDOCARE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited financial statements and notes thereto included in Part I--Item 1, the audited financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Results of Operations

Product Revenue for the three months ended March 31, 1999 increased 7% to $417,000 compared to $390,000 in 1998. Although revenues were relatively consistent between quarters, products sales for the first quarter 1999 resulted solely from direct sales by the Company versus a combination of direct sales and sales to Boston Scientific Corporation ("BSC") under a distribution agreement in 1998. The distribution agreement with BSC was terminated by Endocare in March 1999.

Revenue from collaborative agreements for the three months ended March 31, 1999 was zero, compared to $21,000 in 1998. The 1998 amount represented the respective quarters' amortization of a lump-sum payment from BSC based upon the original distribution agreement entered into in November 1996.

Gross margin on product sales was 36% for the three months ended March 31, 1999, compared to 28% in 1998. The increase in gross margin resulted primarily from economies of scale gained through higher manufacturing production levels.

Research and development expense increased 57% to $531,000 for the three months ended March 31, 1999, compared to $338,000 in 1998. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement, new product development efforts and clinical costs associated with the Horizon Prostatic Stent.

Selling, general and administrative expense increased 73% to $1,537,000 for the three months ended March 31, 1999, compared to $889,000 in 1998. The increase reflects the addition of three regional sales managers and various product marketing and clinical support personnel in the latter part of 1998.

Other income increased 46% to $51,000 for the three months ended March 31, 1999, compared to $35,000 in 1998. The increase in 1999 was due to increased interest income on a higher balance of cash and cash equivalents.

Endocare's net loss for the three months ended March 31, 1999 was $1,868,000, or 18 cents per share on 10,454,000 weighted average shares outstanding, compared to a net loss of $1,062,000 or 13 cents per share on 8,381,000 weighted average shares outstanding for the same period in 1998. The increase in net loss resulted from higher research and development costs and higher selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

At March 31, 1999, Endocare's cash and cash equivalent balance was $4,252,000, compared to $6,289,000 at December 31, 1998. The cash decrease resulted from cash used in operating activities.

Working capital has been used as Endocare's operations have increased in 1999. Net accounts receivable increased to $439,000 at March 31, 1999, compared to $269,000 at December 31, 1998. Inventory increased to $1,143,000 at March 31, 1999, compared to $543,000 at the beginning of the year. Additions to property and equipment during the first three months of 1999 were approximately $24,000. Working capital was provided as accounts payable and other current liabilities increased to $2,457,000 from $1,748,000 at December 31, 1998.

At March 31, 1999, Endocare's net working capital was $3,571,000 and the ratio of current assets to current liabilities was 2.5 to 1.

In April 1998, Endocare sold 2 million shares of common stock at a price of $3.50 per share in a private placement. After deducting expenses of the sale, this offering added approximately $6.9 million cash to Endocare's capital base.

The Company has a $1,000,000 bank line of credit which is available for working capital purposes. The line of credit is secured by the Company's assets, excluding intellectual property, and is subject to certain financial and other covenants. The line of credit expires this quarter and the Company anticipates either renewing the existing line of credit or entering into a new debt facility with another bank. There is no assurance the Company will be able to obtain another debt facility on favorable terms, or at all.

The Company believes that its existing cash resources and anticipated cash flow from future operations will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through the end of 1999. If the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time. The Company expects that to meet its long-term needs it will need to raise substantial additional funds through the sale of its equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties.

Other Matters

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and payroll modules), customer services, infrastructure, networks and telecommunications equipment, and end products. The Company has initially assessed how it may be impacted by the Year 2000 and has commenced a plan to address the following aspects of the Year 2000 problem:
Information systems, non-information systems, products, suppliers and customers. The plan as it related to information systems, involved a combination of upgrades and replacement. The Company has completed remediation of its information systems. The Company has also completed the assessment and development of remediation plans with respect to substantially all of the Company's non-information systems and expects remediation to be complete by June 30, 1999. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforeseen problems will not be encountered when the Company's products are used in conjunction with equipment which is non-Year 2000 compliant. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed by June 30, 1999; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. The Company currently estimates that the costs associated with the Year 2000 issues will not have a material effect on the results of operations or financial assessment and remediation have not been material to the results of operations. If the Company is not successful in implementing its Year 2000 compliance plan, there may be a material adverse impact on the Company's results of operations and financial condition. The Company believes its greatest risks related to the Year 2000 issue involve interrupted product flow from suppliers and a possible redirect or interruption of purchasing activities from key customers due to their potential failure to fully address their own Year 2000 issues. Due to the importance of addressing these risks, and the need for the Company to focus attention to remediation efforts, the Company expects to develop contingency plans to address those Year 2000 problems which may not be corrected by implementation of the Company's Year 2000 compliance plan. Contingency plans are expected to be complete by June 30, 1999.

This Form 10-Q contains forward looking statements. The Company's business and results of operations are subject to risk and uncertainties including, but not limited to, those discussed under the caption "Factors That May Effect Future

Results and Trading Price of Common Stock" included in the Company's Annual Report on Form 10-K, and in risk factors contained in other periodic reports filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, limited operating history of the Company with a history of losses; fluctuations in the Company's order levels; uncertainty regarding market acceptance of the Company's new products; uncertainty of product development and the associated risks related to clinical trials, the rapid pace of technological change in the Company's industry; the Company's limited sales, marketing and manufacturing experience; uncertainty regarding the impact Year 2000 system failures may have if experienced by the Company, its suppliers and customers, and the ability to convince health care professionals and third party payers of the medical and economic benefits of the Company's CRYOcare System. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

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

Item 2.  Changes in Securities

         Stock Options

         During the period from January 1, 1999 through March 31, 1999, the Company granted stock options to 15 individuals covering an aggregate of 400,000 shares of its common stock. All such options were granted at exercise prices equaling fair market value on the date of grant, generally vest over a four year period, and are exercisable over a ten year period. In addition, pursuant to the Company's 1995 Directors' Option Plan (a formula plan), options for 40,000 shares of common stock were granted to two non-employee directors which vest over two years and options of 15,000 shares of common stock were granted to three non-employee directors which vest over one year. These directors options were granted at fair market value, and all are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

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

                                                ENDOCARE, INC.


Date: May 14, 1999                              By: /s/ Paul W. Mikus
                                                --------------------------------
                                                Paul W. Mikus
                                                Chief Executive Officer and
                                                President
                                                (Duly Authorized Officer )


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

                                 EXHIBIT INDEX
                                 -------------


         Exhibit
         Number          Description
         -------         -----------

           27            Financial Data Schedule