Form 10-Q
period 1999-06-30
ENDOCARE INC
filed 1999-08-16
CIK 1003464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on August 10, 1999 was 10,758,394.

                                 ENDOCARE, INC.
                     FORM 10-Q, QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                        PAGE
                                                                                        ----
                    Part I. Financial Information

Item 1       Financial Statements (unaudited)

                Condensed Consolidated Statements of Operations for the
                three and six months ended June 30, 1999 and 1998                          3

                Condensed Consolidated Balance Sheets at June 30, 1999
                and December 31, 1998                                                      4

                Condensed Consolidated Statements of Cash Flows for the six months
                ended June 30, 1999 and 1998                                               5

                Notes to Financial Statements                                              6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                     9

Item 3       Quantitative and Qualitative Disclosures About Market Risk                 None

                    Part II. Other Information

Item 1       Legal Proceedings                                                            12

Item 2       Changes in Securities                                                        12

Item 3       Defaults Upon Senior Securities                                              12

Item 4       Submission of Matters to a Vote of Security Holders                          12

Item 5       Other Information                                                            13

Item 6       Exhibits and Reports on Form 8-K                                             13

Signature Page                                                                            14

\
                          ITEM 1. FINANCIAL STATEMENTS

                                 ENDOCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                             JUNE 30,                                 JUNE 30,
                                                --------------------------------         ---------------------------------
                                                    1999                1998                 1999                 1998
                                                ------------        ------------         ------------         ------------
Revenues:
   Net product sales                            $    292,676        $    318,909         $    689,993         $    708,978
   Procedures                                        313,834             171,557              573,638              293,746
   Revenue from collaborative agreements                  --             330,840                   --              351,672
                                                ------------        ------------         ------------         ------------

           Total revenues                            606,510             821,306            1,263,631            1,354,396
                                               ------------        ------------         ------------         ------------

Costs and expenses:
   Cost of product sales                             197,309             223,763              456,883              504,305
   Cost of procedures                                120,278              54,745              209,512              122,918
   Research and development                          790,033             495,622            1,321,325              833,784
   Selling, general and administrative             2,082,861           1,354,533            3,754,847            2,283,059
                                                ------------        ------------         ------------         ------------
           Total costs and expenses                3,190,481           2,128,663            5,742,567            3,744,066
                                                ------------        ------------         ------------         ------------

Loss from operations                              (2,583,971)         (1,307,357)          (4,478,936)          (2,389,670)
Other income (expense), net                            6,935              85,417               58,223              119,637
                                                ------------        ------------         ------------         ------------
Net loss                                        $ (2,577,036)       $ (1,221,940)        $ (4,420,713)        $ (2,270,033)
                                                ============        ============         ============         ============

Net loss per share of common stock -
   basic and diluted                            $       (.24)       $       (.12)        $       (.41)        $       (.24)
                                                ============        ============         ============         ============

Weighted average shares and
   common stock equivalents outstanding           10,744,000          10,212,000           10,729,000            9,426,000
                                                ============        ============         ============         ============



   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30, 1999         DECEMBER 31,
                                                                  (UNAUDITED)             1998
                                                                 -------------         ------------
                                               ASSETS
Current assets:
   Cash and cash equivalents                                      $  6,533,226         $  6,285,799
   Accounts receivable, net                                            543,895              407,602
   Inventories                                                       1,352,481              542,610
   Other current assets                                                 53,130               87,397
                                                                  ------------         ------------

           Total current assets                                      8,482,732            7,323,408

Property and equipment, net                                            797,301              498,240
Other assets                                                         1,605,552              170,206
                                                                  ------------         ------------

           Total assets                                           $ 10,885,585         $  7,991,854
                                                                  ============         ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $  1,503,379         $    653,548
   Accrued liabilities                                               1,501,191            1,125,832
                                                                  ------------         ------------

           Total current liabilities                                 3,004,570            1,779,380

Long term liabilities
   Convertible debentures                                            5,000,000                   --
   Other long-term liabilities                                         181,585              201,274

Shareholders' equity:
   Common Stock, $.001 par value; 20,000,000 shares
    authorized; 10,750,790 and 10,698,354 issued and
    outstanding at June 30, 1999 and December 31, 1998,
    respectively                                                        10,750               10,698
   Additional paid-in capital                                       17,618,833           16,509,952
   Accumulated deficit                                             (14,930,153)         (10,509,450)
                                                                  ------------         ------------

           Total shareholders' equity                                2,699,430            6,011,200
                                                                  ------------         ------------

                Total liabilities and shareholders' equity        $ 10,885,585         $  7,991,854
                                                                  ============         ============



   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                             -------------------------------
                                                                1999                1998
                                                             -----------         -----------
Cash flows from operating activities:
      Net loss                                               $(4,420,713)        $(2,270,033)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                              143,781             120,900
Changes in operating assets and liabilities:
      Accounts receivable                                       (136,293)             60,221
      Inventories                                               (809,871)             (9,424)
      Accounts payable                                           849,831              72,884
      Accrued liabilities                                        375,359             409,903
      Other                                                        3,921            (103,226)
                                                             -----------         -----------
Net cash used in operating activities                         (3,993,985)         (1,718,775)
Cash flows from investing activities:
      Purchases of property and equipment                       (372,720)            (89,957)
                                                             -----------         -----------
Net cash used in investing activities                           (372,720)            (89,957)
Cash flows from financing activities:
      Issuance of common stock                                    38,820           6,860,800
      Issuance of convertible debentures                       5,000,000                  --
      Financing costs and other                                 (424,688)              7,766
                                                             -----------         -----------
Net cash provided by financing activities                      4,614,132           6,868,566
                                                             -----------         -----------
Net increase in cash and cash equivalents                        247,427           5,059,834
Cash and cash equivalents, beginning of period                 6,285,799           3,912,378
                                                             -----------         -----------
Cash and cash equivalents, end of period                       6,533,226           8,972,212
                                                             ===========         ===========
Non-cash activities:
     Fair value of convertible debenture purchase
     option credited to additional paid in capital             1,000,000                  --
                                                             ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Operations of the Company

        Endocare, Inc. (the "Company" or "Endocare") designs, manufactures, and markets an array of innovative, temperature-based surgical devices and technologies primarily to treat prostate diseases, including prostate cancer and prostate enlargement. The Company also operates a mobile cryosurgery business. Since its formation in 1990, Endocare operated first as a research and development department, then later as a division of Medstone International, Inc. Effective January 1, 1996, Endocare became a totally independent, publicly-owned corporation.

2.      Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and other information included in the Company's Annual Report on Form 10-K for the year ended December, 31, 1998, and with the Company's current reports on Form 8-K filed with the SEC on June 3, June 14 and July 6, 1999. Financial results for this interim period are not necessarily indicative of results to be expected for the full year 1999.

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

4.      Supplemental Financial Statement Data

                                               JUNE 30,        DECEMBER 31,
                                                 1999              1998
                                              ----------       ------------
                Inventories:
                  Raw materials               $  329,250        $  260,222
                  Work in process                360,536            86,375
                  Finished goods                 662,695           196,013
                                              ----------        ----------
                     Total inventories        $1,352,481        $  542,610
                                              ==========        ==========


5.      Net Loss Per Share

        The company has adopted SFAS No. 128, "Earnings Per Share." SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Shares," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the loss (numerator), shares (denominator) and per-share amounts for the three months ended June 30, 1998 and June 30, 1999 are $(1,221,940), 10,212,000 $(0.12), and $(2,577,036), 10,744,000 and $(0.24),
        respectively. The loss (numerator), shares (denominator) and per share amount for the six months ended June 30, 1998 and 1999 are $(2,270,033), 9,426,000 and $(0.24) and $(4,420,713), 10,744,000 and $(.24),
        respectively. As the Company has been in a net loss position for the periods presented, common share equivalents of 850,000 and 1,826,000 for the three months ended June 30, 1998 and 1999, respectively, and 855,000 and 1,639,000 for the six months ended June 30, 1998 and 1999, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS.

6. On June 30, 1999, Endocare acquired all the outstanding units of Advanced Medical Procedures, LLC, a Florida limited liability company ("AMP"). The acquisition was consummated pursuant to a Plan of Merger (the "AMP Merger Agreement") by and among AMP, Endocare, and Advanced Medical Procedures, Inc. ("AMPI"), a Delaware corporation and wholly-owned subsidiary of Endocare. Pursuant to the Merger Agreement, AMP was merged with and into AMPI, with AMPI surviving as a wholly-owned subsidiary of Endocare. The AMP unitholders received an aggregate of 260,000 shares of Endocare Common Stock in exchange for all of their AMP units. The acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the acquisition have been restated as though the companies had been combined. Fees and expenses related to the acquisition were expensed as incurred.

        The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized below:

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                  --------------------------    --------------------------
                                                      1999          1998            1999           1998
                                                  -----------    -----------    -----------    -----------
        Net Revenue:
          Endocare
            Net product sales                     $   324,756    $   318,909    $   741,903    $   708,978
            Revenue from collaborative
              agreements                                   --        330,840             --        351,672
          AMP
            Procedures                                313,834        171,557        573,638        293,746
          Adjustments                                 (32,080)            --        (51,910)            --
                                                  -----------    -----------    -----------    -----------
        Combined                                  $   606,510    $   821,306    $ 1,263,631    $ 1,354,396
                                                  ===========    ===========    ===========    ===========

        Net Loss:
          Endocare                                $(2,537,574)   $(1,228,988)   $(4,405,759)   $(2,289,749)
          AMP                                          (7,382)         7,048         36,956         19,716
          Adjustments                                 (32,080)            --        (51,910)            --
                                                  -----------    -----------    -----------    -----------
                                                  $(2,577,036)   $(1,221,940)   $(4,420,713)   $(2,270,033)
                                                  ===========    ===========    ===========    ===========

        Adjustments have been made to eliminate the impact of intercompany sales from Endocare to AMP. Additionally, a previously existing note payable from Endocare to AMP of $135,000 and $185,000 at December 31, 1998 and June 30, 1999, respectively, has been eliminated in the accompanying condensed consolidated balance sheets. There were no other significant transactions between Endocare and AMP prior to the combination. Procedural revenue is recognized upon completion of procedures.

7.      Bank Line of Credit

        The Company had a $1,000,000 line of credit with a bank which expired this quarter. The Company subsequently entered into a new debt facility as discussed in note 11.

8.      Convertible Debentures

        On June 7, 1999, the Company received $5,000,000 from the sale of its 7% Convertible Debentures due June 7, 2002 (the "Debentures"). Interest is payable annually in cash, or at the Company's option, in common stock at a price per share based on recent bid prices prior to the date interest is paid. Under the financing arrangement, the purchasers have the option to purchase an additional $5,000,000 in aggregate principal amount of Debentures and, under the circumstances described below, the Company may require the purchasers to exercise this purchase option.

        The $5,000,000 principal amount of the Debentures must be repaid in full in cash on June 7, 2002, but may be converted into the Company's common stock in whole or in part at the purchasers' option at any time on or prior to June 7, 2002 at a conversion price of $5.125 per share. The conversion price is subject to certain anti-dilution adjustments.

        In addition to the purchasers' option to convert the Debentures, the Company may require that the purchasers convert the Debentures into Common Stock at $5.125 per share (as may be adjusted as described above) if the bid price for the Common Stock as listed for quotation is above $8.00 per share for twenty (20) trading days during a consecutive thirty
        (30) trading day period, and certain other conditions are met.

        Under a Securities Purchase Agreement, the purchasers have a call option exercisable at any time prior to June 7, 2002 to require that the Company sell to the purchasers an additional $5,000,000 principal amount of debentures. The additional debentures will mature three years from the date they are issued, will bear interest at 7% per annum and will be convertible in whole or in part at a conversion price of $6.75 per share (subject to adjustment as described above). The fair value of the purchasers' call option of $1,000,000 has been estimated using the Black-Scholes pricing model and is reflected in other long-term assets in the accompanying condensed consolidated balance sheet as of June 30, 1999. The Company has a put option to require the purchasers to buy the $5,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation is more than $10.00 per share for twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elects to exercise the put option, and certain other conditions are met.

        Certain events will trigger an event of default under the Debentures. An event of default gives the purchasers the right to accelerate all indebtedness under the Debentures and declare it due immediately. Upon an event of default, interest thereafter accrues at 20.00% per annum and a default premium is added to the principal amount of the Debentures. The premium is the greater of 20.00% of the principal amount, or higher based on recent trading prices of the Company's Common Stock. The amount due upon an event of default (including the purchaser's option in an equivalent value of shares of Common Stock of the Company) is calculated based on the average bid price per share of the Common Stock for a certain number of days prior to the acceleration of the indebtedness by the purchasers.

9.      Stockholders Rights Plan

        In April 1999, the Company adopted a stockholder rights plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock held as of the close of business on April 15, 1999. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive Endocare stockholders of their interest in the long-term value of the Company. The rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (subject to certain exceptions stated in the Plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's common stock (subject to certain exceptions stated in the Plan), the rights are redeemable for one cent per right at the option of the Board of Directors.

10.     Legal Proceedings

        The Company, in the normal course of business, is subject to various legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

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

11.     Subsequent Events

        Sale of Convertible Debentures

        On July 30, 1999, Endocare received an additional $3,000,000 from the sale of its 7% Convertible Debentures due July 29, 2002 (the "Convertible Debentures"). Interest is payable annually in cash, or at the Company's option, in Common Stock at a price per share based on recent bid prices prior to the date interest is paid, and certain other conditions are met. Under the financing agreement, the purchasers have the option to purchase an additional $3,000,000 in aggregate principal amount of Convertible Debentures and, under the circumstances described below, the Company may require the purchasers to exercise this purchase option.

        The $3,000,000 principal amount of the Convertible Debentures must be repaid in full in cash on July 29, 2002, but may be converted into the Company's Common Stock in whole or in part at the purchasers' option at any time, subject to certain restrictions, on or prior to July 29, 2002 at a conversion price of $6.00 per share. The conversion price is subject to certain anti-dilution adjustments.

        In addition to the purchasers' option to convert the Convertible Debentures, the Company, subject to certain restrictions, may require that the purchasers convert the Convertible Debentures into Common Stock at $6.00 per share (as may be adjusted as described above) if the bid price for the Common Stock as listed for the quotation is above $9.00 per share for twenty (20) trading days during a consecutive thirty (30) trading day period, and certain other conditions are met.

        Under a Securities Purchase Agreement, the purchasers have a call option exercisable at any time prior to July 29, 2002 to require that the Company sell to the purchasers an additional $3,000,000 principal amount of debentures. The additional debentures will mature three years from the date they are issued, will bear interest at 7% per annum and will be convertible in whole or in part at the option of the purchaser at any time prior to maturity into Common Stock at a conversion price of $6.75 per share. The Company has a put option to require the purchasers to buy the $3,000,000 principal amount of additional debentures if the closing bid price for the Common Stock as listed for quotation is more than $9.00 per share for twenty (20) trading days in a consecutive thirty
        (30) trading day period and on the date the Company elects to exercise the put option, and certain other conditions are met.

        Certain events will trigger an event of default under the Convertible Debentures. Such events are similar to those discussed in note 8.

        Credit Facility

        On July 29, 1999, the Company entered into a Loan and Security Agreement with Transamerica Business Credit Corporation ("TBCC") which provides for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants.

ITEM 2.

                                 ENDOCARE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited financial statements and notes thereto included in Part I--Item 1, the audited financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and with the Company's current reports on Form 8-K filed with the SEC on June 3, June 14 and July 6, 1999.

General

Endocare designs, manufactures, and markets an array of innovative, temperature-based surgical devices and technologies to treat prostate diseases, including prostate cancer and prostate enlargement. Additionally, Endocare is currently developing additional, innovative therapies for prostate enlargement. The Company does not expect to be profitable in the near future because of increased operating expenses associated with product launches and from expanded research and development efforts and support of clinical trials for products currently under development.

On June 30, 1999, Endocare acquired a company that operates a mobile cryosurgical business. The company provides urologists and surgical specialists the option of utilizing Endocare's targeted cryosurgery for the treatment of prostate and liver cancer on a procedural basis. Endocare recognizes procedural revenue upon the completion of procedures. The acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the acquisition have been restated as though the companies had been combined.

Since its formation in 1990, Endocare operated first as a research and development department, then later as a division of Medstone International, Inc. Effective January 1, 1996, Endocare was spun out and began operating as an independent corporation.

Results of Operations

Product revenue for the three months ended June 30, 1999 decreased 8% to $293,000 compared to $319,000 in 1998. The decrease was attributable to a decline in the sale of surgical disposables.

Product revenue for the six months ended June 30, 1999 was $690,000 and comparable to $709,000 in 1998.

Revenue from collaborative agreements for the three months ended June 30, 1999 was zero, compared to $331,000 in 1998. The 1998 amount represented a licensing fee and the respective quarters' amortization of a lump-sum payment from Boston Scientific Corporation ("BSC") based upon a previous distribution agreement entered into in November 1996. The distribution agreement with BSC was terminated by Endocare in March 1999.

Revenue from collaborative agreements for the six months ended June 30, 1999 was zero compared to $352,000 in 1998. The decrease was due to the reasons described above.

Revenue from procedures for the three months ended June 30, 1999 was $314,000, compared to $172,000 in 1998. The increase corresponds to a greater number of procedures performed in 1999.

Revenue from procedures for the six months ended June 30, 1999 was $574,000 compared to $294,000 in 1998. The increase is due to the reason described above.

Gross margin on product sales was 32% for the three months ended June 30, 1999 and comparable to 30% in 1998.

Gross margin on product sales for the six months ended June 30, 1999 was 32% and comparable to 29% for the same period in 1998.

Gross margin on procedures was 61% for the three months ended June 30, 1999 compared to 68% in 1998. The decrease in gross margin resulted from procedure mix with a greater number of lower margin prostate cancer procedures performed in 1999.

Gross margin on procedures was 64% for the six months ended June 30, 1999, compared to 58% in 1998. The change in margins is attributable to procedure mix noted above and higher surgery rental costs in 1998.

Research and development expense increased 59% to $790,000 for the three months ended June 30, 1999, compared to $496,000 in 1998. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement, new product development efforts and clinical costs associated with the Horizon Prostatic Stent and womens' healthcare cryosurgical product.

Research and development expense for the six months ended June 30, 1999 increased 58% to $1,321,000, compared to $834,000 for the same period in 1998. The increase is attributable to the reasons described above.

Selling, general and administrative expense increased 54% to $2,083,000 for the three months ended June 30, 1999, compared to $1,354,000 in 1998. The increase reflects increased sales and marketing costs associated with the launch of Endocare's cryosurgical product for prostate cancer, an expanded presence at the annual AUA exhibition and conference, and the addition of three regional sales managers and various product marketing and clinical support personnel in the latter part of 1998.

Selling, general and administrative expense for the six months ended June 30, 1999 increased 65% to $3,755,000 compared to $2,283,000 for the same period in 1998. The increase is attributable to the reasons described above.

Other income (expense), net decreased 92% to $7,000 for the three months ended June 30, 1999, compared to $85,000 in 1998. The decrease in 1999 was due to interest income offset by interest expense associated with the recent issuance of convertible debentures.

Other income (expense), net for the six months ended June 30, 1999 decreased to $58,000 compared to $120,000 in 1998. The decrease is due to the reasons described above.

Endocare's net loss for the three months ended June 30, 1999 was $2,577,000, or 24 cents per share on 210,744,000 weighted average shares outstanding, compared to a net loss of $1,222,000 or 12 cents per share on 10,212,000 weighted average shares outstanding for the same period in 1998. The increase in net loss resulted from higher research and development costs and higher selling, general and administrative expenses as discussed above.

Endocare's net loss for the six months ended June 30, 1999 was $4,421,000 or 41 cents per share on 10,729,000 weighted average shares outstanding, compared to a net loss of $2,270,000 or 24 cents per share on 9,426,000 weighted average shares outstanding for the same period in 1998. The increase in net loss is attributable to the reasons described above.

Liquidity and Capital Resources

At June 30, 1999, Endocare's cash and cash equivalent balance was $6,533,000 compared to $6,286,000 at December 31, 1998.

Working capital has been used as Endocare's operations have increased in 1999. Net accounts receivable increased to $544,000 at June 30, 1999, compared to $408,000 at December 31, 1998. Inventory increased to $1,352,000 at June 30, 1999, compared to $543,000 at the beginning of the year. Additions to property and equipment during the first six months of 1999 were approximately $372,720. Working capital was provided as accounts payable and other current liabilities increased to $3,005,000 from $1,779,000 at December 31, 1998.

At June 30, 1999, Endocare's net working capital was $5,478,000 and the ratio of current assets to current liabilities was 2.8 to 1.

In June 1999, Endocare received $5,000,000 from the sale of its 7% convertible debentures. In July 1999, the Company received an additional $3,000,000 from the sale of 7% convertible debentures.

On July 29, 1999, the Company entered into a Loan and Security Agreement which provides for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants.

The Company believes that its existing cash resources and credit facility will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs for the next year. If the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time. The Company expects that to meet its long-term needs it will need to raise substantial additional funds through the sale of its equity securities, the incurrence of additional indebtedness or through funds derived through entering into collaborative agreements with third parties.

Other Matters

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and payroll modules), customer services, infrastructure, networks and telecommunications equipment, and end products. The Company has initially assessed how it may be impacted by the Year 2000 and has commenced a plan to address the following aspects of the Year 2000 problem:
Information systems, non-information systems, products, suppliers and customers. The plan as it related to information systems, involved a combination of upgrades and replacement. The Company has completed remediation of its information systems. The Company has also completed the assessment and remediation plans with respect to substantially all of the Company's non-information systems. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforeseen problems will not be encountered when the Company's products are used in conjunction with equipment which is non-Year 2000 compliant. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed by September 30, 1999; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. The Company currently estimates that the costs associated with the Year 2000 issues will not have a material effect on the results of operations or financial assessment and remediation have not been material to the results of operations. If the Company is not successful in implementing its Year 2000 compliance plan, there may be a material adverse impact on the Company's results of operations and financial condition. The Company believes its greatest risks related to the Year 2000 issue involve interrupted product flow from suppliers and a possible redirect or interruption of purchasing activities from key customers due to their potential failure to fully address their own Year 2000 issues. Due to the importance of addressing these risks, and the need for the Company to focus attention to remediation efforts, the Company expects to develop contingency plans to address those Year 2000 problems which may not be corrected by implementation of the Company's Year 2000 compliance plan. Contingency plans are expected to be complete by September 30, 1999.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company, in the normal course of business, is subject to various legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

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

Item 2. Changes in Securities

        Stock Options

        During the period from April 1, 1999 through June 30, 1999, the Company granted stock options to 6 individuals covering an aggregate of 55,000 shares of its common stock. All such options were granted at exercise prices equaling fair market value on the date of grant, vest over a four year period, and are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 15, 1999. Proposal 1, submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Company, were elected at the meeting, with the total number of votes cast or withheld:


                                                         VOTES AGAINST
                         NAME             VOTES FOR       OR WITHHELD       ABSTENTIONS
                         ----             ---------      -------------      -----------
                Paul W. Mikus             9,263,372            0              31,970
                Peter F. Bernardoni       9,263,372            0              31,970
                Robert F. Byrnes          9,263,372            0              31,970
                Benjamin Gerson, M.D.     9,263,372            0              31,970
                Alan L. Kaganov, Sc.D.    9,263,372            0              31,970
                Michael J. Strauss, M.D.  9,263,372            0              31,970

        There were no broker non-votes recorded.

        Proposal 2, submitted to a vote of security holders at the meeting, was to ratify the appointment of KPMG LLP as the Company's independent auditors for fiscal year 1999. Votes cast were as follows:

                             FOR       AGAINST     ABSTAIN    BROKER NON-VOTES
                          ---------    -------     -------    ----------------
                          9,260,822     25,400      9,120            0

        The proposal was approved.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                     4* Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (filed as
                           Exhibit 4 to Form 8-K filed on June 3, 1999).

                     4.1* Debenture dated June 7, 1999 between the Company and Brown Simpson Strategic Growth Fund, Ltd. (filed as
                           Exhibit 4.1 to Form 8-K filed on June 14, 1999).

                     4.2* Debenture dated June 7, 1999 between the Company and Brown Simpson Strategic Growth Fund, L.P. (filed as
                           Exhibit 4.2 to Form 8-K filed on June 14, 1999).

                    10.1* Securities Purchase Agreement dated June 7, 1999 among the Company and the Purchasers (filed as Exhibit 10.1 to Form 8-K filed on June 14, 1999).

                    10.2* Registration Rights Agreement dated June 7, 1999 among the Company and the Purchasers (filed as Exhibit 10.2 to Form 8-K filed on June 14, 1999).

                    27     Financial Data Schedule.

                    -----------
                    * Incorporated herein by reference.

(b)     Reports on Form 8-K

        On June 14, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission dated July 29, 1999 reporting the receipt of funds from the sale of its 7% Convertible Debentures due June 7, 2002 for an aggregate of $5 million. The Debentures were sold pursuant to a Securities Purchase Agreement dated June 7, 1999. The full principal amount of the Debentures must be repaid in full on or prior to June 7, 2002, but may be converted into the Company's Common Stock in whole or in part at the purchasers' option at a conversion price of $5.125 per share.

        On June 3, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission dated April 15, 1999, reporting the Company's adoption of a stockholder rights plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of Common Stock held as of the close of business on April 15, 1999. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive Endocare stockholders of their interest in the long-term value of the Company. The rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan), the rights are redeemable for one cent per right at the option of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ENDOCARE, INC.

Date: August 12, 1999                   By: /s/ Paul W. Mikus
                                           -------------------------------------
                                           Paul W. Mikus

                                           Chief Executive Officer and President
                                           (Duly Authorized Officer)

                                        By: /s/ William R. Hughes
                                           -------------------------------------
                                           William R. Hughes
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX

    Exhibit
      No.             Description
    -------           -----------

     4* Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C
                    (filed as Exhibit 4 to Form 8-K filed on June 3, 1999).

     4.1*           Debenture dated June 7, 1999 between the Company and
                    Brown Simpson Strategic Growth Fund, Ltd. (filed as Exhibit
                    4.1 to Form 8-K filed on June 14, 1999).

     4.2*           Debenture dated June 7, 1999 between the Company and
                    Brown Simpson Strategic Growth Fund, L.P. (filed as Exhibit
                    4.2 to Form 8-K filed on June 14, 1999).

     10.1* Securities Purchase Agreement dated June 7, 1999 among the Company and the Purchasers (filed as Exhibit 10.1 to Form 8-K filed on June 14, 1999).

     10.2* Registration Rights Agreement dated June 7, 1999 among the Company and the Purchasers (filed as Exhibit 10.2 to Form 8-K filed on June 14, 1999).

     27             Financial Data Schedule.

-----------
* Incorporated herein by reference.
