Form 10-Q
period 1999-09-30
ENDOCARE INC
filed 1999-11-15
CIK 1003464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                     or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on November 9, 1999 was 10,955,542.

                                 ENDOCARE, INC.
                   FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                                      PAGE
                                                                                      ----
                Part I. Financial Information

Item 1 . . . .  Financial Statements (unaudited)

                Condensed Consolidated Statements of Operations for the
                three and nine months ended September 30, 1999 and 1998                  3

                Condensed Consolidated Balance Sheets at September 30, 1999
                and December 31, 1998                                                    4

                Condensed Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1999 and 1998                                        5

                Notes to Condensed Consolidated Financial Statements                     6

Item 2 . . . .  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                9

Item 3          Quantitative and Qualitative Disclosures About Market Risk            None

                Part II. Other Information

Item 1          Legal Proceedings                                                       13

Item 2          Changes in Securities                                                   13

Item 3          Defaults Upon Senior Securities                                         13

Item 4          Submission of Matters to a Vote of Security Holders                     13

Item 5          Other Information                                                       13

Item 6          Exhibits and Reports on Form 8-K                                        13

Signature Page                                                                          15

                          ITEM 1. FINANCIAL STATEMENTS


                                 ENDOCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,

                                            1999           1998          1999           1998
                                       --------------  ------------  -------------  -------------
Revenues:
Net product sales . . . . . . . . . .  $     639,157   $   148,282   $  1,329,150   $    857,260
Procedures. . . . . . . . . . . . . .        390,063       100,384        963,701        394,130
Revenue from collaborative agreements             --       290,000             --        641,672
                                       --------------  ------------  -------------  -------------
Total revenues. . . . . . . . . . . .      1,029,220       538,666      2,292,851      1,893,062
                                       --------------  ------------  -------------  -------------

Costs and expenses:
Cost of  product sales. . . . . . . .        326,917       108,688        783,800        612,993
Cost of procedures. . . . . . . . . .        160,598        40,694        370,110        163,612
Research and development. . . . . . .        570,377       454,530      1,891,702      1,288,314
Selling, general and administrative .      2,233,705     1,234,643      5,988,552      3,517,702
                                       --------------  ------------  -------------  -------------
Total costs and expenses. . . . . . .      3,291,597     1,838,555      9,034,164      5,582,621
                                       --------------  ------------  -------------  -------------

Loss from operations. . . . . . . . .     (2,262,377)   (1,299,889)    (6,741,313)    (3,689,559)
Other income (expense), net . . . . .       (248,252)      108,660       (190,029)       228,297
                                       --------------  ------------  -------------  -------------
Net loss. . . . . . . . . . . . . . .  $  (2,510,629)  $(1,191,229)  $ (6,931,342)  $ (3,461,262)
                                       ==============  ============  =============  =============

Net loss per share of common stock -
basic and diluted . . . . . . . . . .  $       (0.23)  $     (0.11)  $      (0.65)  $      (0.35)
                                       ==============  ============  =============  =============

Weighted average shares outstanding .     10,781,000    10,683,000     10,746,000      9,845,000
                                       ==============  ============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30,    DECEMBER 31,
                                                1999             1998
                                             (UNAUDITED)


ASSETS
Current assets:
Cash and cash equivalents . . . . . . . .  $    9,420,216   $   6,285,799
Accounts receivable, net. . . . . . . . .       1,178,826         407,602
Inventories . . . . . . . . . . . . . . .       1,354,886         542,610
Other current assets. . . . . . . . . . .         111,748          87,397
                                           ---------------  --------------

Total assets. . . . . . . . . . . . . . .      12,065,676       7,991,854

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable. . . . . . . . . . . . .  $    1,989,665   $     653,548
Accrued liabilities . . . . . . . . . . .       1,956,138       1,125,832
                                           ---------------  --------------

Total current liabilities . . . . . . . .       3,945,803       1,779,380

Long term liabilities
Convertible debentures. . . . . . . . . .       8,000,000              --
Note payable and other liabilities. . . .       2,154,631         201,274

Shareholders' equity
Common Stock, $.001 par value; 10,941,228          10,941          10,698
And 10,698,354 issued and outstanding at
September 30, 1999 and December 31, 1998,
respectively
Additional paid-in capital. . . . . . . .      18,700,863      16,509,952
Accumulated deficit . . . . . . . . . . .     (17,440,793)    (10,509,450)
                                           ---------------  --------------
Total shareholders' equity. . . . . . . .       1,271,000       6,011,200
                                           ---------------  --------------

Subsequent event

Total liabilities and
Shareholders' equity. . . . . . . . . . .  $   15,371,445   $   7,991,854
                                           ---------------  --------------







   The accompanying notes are an integral part of these financial statements.

                                 ENDOCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1999                         1998
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . .  $                     (6,931,342)  $         (3,461,262)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization . . . . . . . . . .                           423,496                157,403
Changes in operating assets and liabilities:
Accounts receivable . . . . . . . . . . . . . . .                          (771,224)               (92,501)
Inventories . . . . . . . . . . . . . . . . . . .                        (1,127,103)                37,843
Accounts payable. . . . . . . . . . . . . . . . .                         1,336,116                  8,693
Accrued liabilities . . . . . . . . . . . . . . .                           830,307                542,150
Other . . . . . . . . . . . . . . . . . . . . . .                           (29,155)              (204,997)
                                                   ---------------------------------  ---------------------
Net cash used in operating activities . . . . . .                        (6,268,905)            (3,012,671)
Cash flows from investing activities:
Purchases of property and equipment . . . . . . .                          (229,053)              (141,121)
                                                   ---------------------------------  ---------------------
Net cash used in investing activities . . . . . .                          (229,053)              (141,121)
Cash flows from financing activities:
Issuance of common stock. . . . . . . . . . . . .                           486,279              6,848,023
Issuance of convertible debentures and other debt                        10,000,000                     --
Financing costs and other . . . . . . . . . . . .                          (853,905)                 7,766
                                                   ---------------------------------  ---------------------
Net cash provided by financing activities . . . .                         9,632,374              6,855,789
                                                   ---------------------------------  ---------------------
Net increase in cash and cash equivalents . . . .                         3,134,417              3,701,997
Cash and cash equivalents, beginning of period. .                         6,285,799              3,912,378
                                                   ---------------------------------  ---------------------
Cash and cash equivalents, end of period. . . . .                         9,420,216              7,614,375
                                                   =================================  =====================
Non-cash activities:
Fair value of convertible debenture purchase
option credited to additional paid in capital . .  $                      1,600,000   $                 --
                                                   =================================  =====================

Transfer of inventory to property and equipment .  $                        314,827   $                 --
                                                   =================================  =====================






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

2.     Basis  of  Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and with the Company's current report on Form 8-K filed with the SEC on August 6, 1999.
Financial results for this interim period are not necessarily indicative of results to be expected for the full year 1999.

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

4.     Supplemental  Financial  Statement  Data


                   SEPTEMBER 30,   DECEMBER 31,
                        1999           1998
                   --------------  -------------
Inventories:
Raw materials . .  $      479,122  $     260,222
Work in process .         218,705         86,375
Finished goods. .         657,059        196,013
                   --------------  -------------

Total inventories  $    1,354,886  $     542,610
                   ==============  =============

5.     Net  Loss  Per  Share

The Company has adopted SFAS No. 128, "Earnings Per Share." Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the loss (numerator), shares (denominator) and per-share amounts for the three months ended September 30, 1998 and September 30, 1999 are $(1,191,229), 10,683,000 $(0.11), and $(2,510,629), 10,781,000 and $(0.23), respectively. The loss (numerator), shares (denominator) and per share amount for the nine months ended September 30, 1998 and 1999 are $(3,461,262), 9,845,000 and $(0.35) and
$(6,931,342), 10,746,000 and $(.65), respectively. As the Company has been in a net loss position for the periods presented, common share equivalents of 973,000 and _________ for the three months ended September 30, 1998 and 1999, respectively, and 950,000 and _________ for the nine months ended September 30, 1998 and 1999, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS.

6. On June 30, 1999, Endocare acquired all the outstanding units of Advanced Medical Procedures, LLC, a Florida limited liability company ("AMP"). AMP operates a mobile cryosurgery business which provides cryosurgical equipment for the treatment of prostate and liver cancer on a procedural basis. The acquisition was consummated pursuant to a Plan of Merger (the "AMP Merger Agreement") by and among AMP, Endocare, and Advanced Medical Procedures, Inc. ("AMPI"), a Delaware corporation and wholly-owned subsidiary of Endocare. Pursuant to the Merger Agreement, AMP was merged with and into AMPI, with AMPI surviving as a wholly-owned subsidiary of Endocare. The AMP unitholders received an aggregate of 260,000 shares of Endocare Common Stock in exchange for all of their AMP units. The acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the acquisition have been restated as though the companies had been combined. Fees and expenses related to the acquisition were expensed as incurred and amounted to approximately $50,000.

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized below:


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                 1999                 1998              1999          1998
Net Revenue:
Endocare
Net product sales . . . . . . . . . .  $           639,157   $          261,282   $ 1,386,260   $   857,260
Revenue from collaborative agreements                   --              290,000            --       641,672
AMP
Procedures. . . . . . . . . . . . . .              390,063              100,384       963,701       394,130
Adjustments . . . . . . . . . . . . .                   --             (113,000)       46,710            --
                                       --------------------  -------------------  ------------  ------------
Combined. . . . . . . . . . . . . . .  $         1,029,220   $          538,666   $ 2,292,851   $ 1,893,062
                                       ====================  ===================  ============  ============

Net Loss:
Endocare. . . . . . . . . . . . . . .  $        (2,462,982)  $       (1,122,024)  $(6,868,739)  $(3,411,773)
AMP . . . . . . . . . . . . . . . . .              (37,289)             (31,205)         (333)      (11,489)
                                                                                                ------------
Adjustments                                        (10,358)             (38,000)      (62,266)      (38,000)
                                       --------------------  -------------------  ------------  ------------
Combined                               $        (2,510,629)  $       (1,191,229)  $(6,931,342)  $(3,461,262)
                                       ====================  ===================  ============  ============

Adjustments have been made to eliminate the impact of intercompany sales from Endocare to AMP. Additionally, a previously existing note payable from Endocare to AMP of $135,000 at December 31, 1998, has been eliminated in the accompanying condensed consolidated balance sheet. There were no other significant transactions between Endocare and AMP prior to the combination. Procedural revenue is recognized upon completion of procedures.

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

Under a Securities Purchase Agreement, the purchasers have a call option exercisable at any time prior to June 7, 2002 to require that the Company sell to the purchasers an additional $5,000,000 principal amount of debentures. The additional Debentures will mature three years from the date they are issued, will bear interest at 7% per annum and will be convertible in whole or in part at a conversion price of $6.75 per share (subject to adjustment as described above). The fair value of the purchasers' call option, totaling $1,000,000, has been estimated using the Black-Scholes pricing model and is reflected in deferred financing costs and other assets in the accompanying condensed consolidated balance sheet, as of September 30, 1999. This amount is being amortized to interest expense over the life of the call option. The Company has a put option to require the purchasers to buy the $5,000,000 principal amount of additional debentures if the closing bid price for the Common Stock as listed for quotation is more than $10.00 per share for twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elects to exercise the put option, and certain other conditions are met.

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

Under a Securities Purchase Agreement, the purchasers have a call option exercisable at any time prior to July 29, 2002 to require that the Company sell to the Convertible Purchasers an additional $3,000,000 principal amount of debentures. The additional debentures will mature three years from the date they are issued, will bear interest at 7% per annum and will be convertible in whole or in part at the option of the purchase at any time prior to maturity into Common Stock at a conversion price of $6.75 per share. The fair value of the purchasers' call option, totaling $600,000 has been estimated using the Black-Scholes pricing model and is reflected in deferred financing costs and other assets in the accompanying condensed consolidated balance sheet as of September 30, 1999. This amount is being amortized to interest expense over the life of the call option. The Company has a put option to require the purchasers to buy the $3,000,0000 principal amount of additional debentures if the closing bid price for the Common Stock as listed for quotation is more than $9.00 per share for twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elects to exercise the put option, and certain other conditions are met.

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

8.    Credit  Facility

     On July 29, 1999, the Company entered into a Loan and Security Agreement with Transamerica Business Credit Corporation ("TBCC") which provides for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). As of September 30, 1999, $2,000,000 of the Loan is outstanding.

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

11.     Subsequent  Event

In October 1999, the Company entered into a strategic alliance with Sanarus Medical Inc. ("Sanarus") to commercialize Endocare's proprietary cryosurgical technology in the treatment of breast tumors and gynecological diseases. The terms of the related agreements included an equity investment by Endocare in Sanarus totaling $300,000 and a warrant to acquire Sanarus common stock received by Endocare in consideration of entering into a manufacturing supply and license agreement. In the event Endocare were to exercise the warrant, the Company would then own a majority equity position in Sanarus.

ITEM  2.

                                 ENDOCARE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I--Item 1, the audited financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and with the Company's current report on Form 8-K filed with the SEC on August 6, 1999.

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

On June 30, 1999, Endocare merged with a company that operates a mobile cryosurgical business. The company provides urologists and surgical specialists the option of utilizing Endocare's targeted cryosurgery for the treatment of prostate and liver cancer on a procedural basis. Endocare recognizes procedural revenue upon the completion of procedures. The acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the acquisition have been restated as though the companies had been combined.

Since its formation in 1990, Endocare operated first as a research and development department, then later as a division of Medstone International, Inc. Effective January 1, 1996, Endocare was spun out and began operating as an independent corporation.

Results  of  Operations

Product revenue for the three months ended September 30, 1999 increased 331% to $639,000 compared to $148,000 in 1998. The increase was attributable to the third quarter 1999 launch of the Company's cryosurgical technology in conjunction with Medicare's July 1, 1999 implementation of national coverage for localized prostate cancer.

Product revenue for the nine months ended September 30, 1999 increased 55% to $1,329,000 compared to $857,000 in 1998. The increase was attributable to the reasons stated above.

Revenue from procedures for the three months ended September 30, 1999 was $390,000 compared to $100,000 in 1998. The increase corresponds to a greater number of procedures performed in 1999 as a result of increased sales and marketing efforts.

Revenue from procedures for the nine months ended September 30, 1999 was $964,000 compared to $394,000 in 1998. The increase is due to the reason described above.

Revenue from collaborative agreements for the three months ended September 30, 1999 was zero, compared to $290,000 in 1998. The 1998 amount represented a licensing fee and the respective quarters' amortization of a lump-sum payment from Boston Scientific Corporation ("BSC") based upon a previous distribution agreement entered into in November 1996. The distribution agreement with BSC was terminated by Endocare in March 1999.

Revenue from collaborative agreements for the nine months ended September 30, 1999 was zero compared to $642,000 in 1998. The decrease was due to the reasons described above.

Gross margin on product sales was 49% for the three months ended September 30, 1999 compared to 26% in 1998. The increase is due to a mix of higher margin cryosurgical probe and system sales in 1999 coupled with a reduction in product costs due to increased manufacturing efficiencies.

Gross margin on product sales for the nine months ended September 30, 1999 was 41% compared to 28% for the same period in 1998. The increase is due to the reasons described above.

Gross margin on procedures was 59% for the three months ended September 30, 1999 which is comparable to 59% in 1998.

Gross margin on procedures was 62% for the nine months ended September 30, 1999, compared to 58% in 1998. The change in margins is attributable to procedure mix and higher surgery rental costs in 1998.

Research and development expense increased 25% to $570,000 for the three months ended September 30, 1999, compared to $455,000 in 1998. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement, new product development efforts and clinical costs associated with the Horizon Prostatic Stent and womens' healthcare cryosurgical product.

Research and development expense for the nine months ended September 30, 1999 increased 47% to $1,892,000, compared to $1,288,000 for the same period in 1998. The increase is attributable to the reasons described above.

Selling, general and administrative expense increased 80% to $2,234,000 for the three months ended September 30, 1999, compared to $1,235,000 in 1998. The increase reflects increased sales and marketing costs associated with the launch of Endocare's cryosurgical product for prostate cancer and an almost doubling of Endocare's direct sales and marketing personnel between periods.

Selling, general and administrative expense for the nine months ended September 30, 1999 increased 70% to $5,989,000 compared to $3,518,000 for the same period in 1998. The increase is attributable to the reasons described above.

Other income (expense), net was $(248,000) for the three months ended September 30, 1999, compared to $109,000 in 1998. The change in 1999 was due to interest expense associated with the recent issuance of convertible debentures and note payable, including amortization of deferred financing costs, offset by interest income.

Other income (expense), net for the nine months ended September 30, 1999 was $(190,000) compared to $228,000 in 1998. The change is due to the reasons described above.

Endocare's net loss for the three months ended September 30, 1999 was $2,511,000, or 23 cents per share on 10,781,000 weighted average shares outstanding, compared to a net loss of $1,191,000 or 11 cents per share on 10,683,000 weighted average shares outstanding for the same period in 1998. The increase in net loss resulted from higher research and development costs, higher selling, general and administrative expenses and increased interest expense partially offset by increased revenues and lower cost of sales.

Endocare's net loss for the nine months ended September 30, 1999 was $6,931,000 or 65 cents per share on 10,746,000 weighted average shares outstanding, compared to a net loss of $3,461,000 or 35 cents per share on 9,845,000 weighted average shares outstanding for the same period in 1998. The increase in net loss is attributable to the reasons described above.

Liquidity  and  Capital  Resources

At September 30, 1999, Endocare's cash and cash equivalent balance was $9,420,000 compared to $6,286,000 at December 31, 1998.

Working capital has been used as Endocare's operations have increased in 1999. Net accounts receivable increased to $1,179,000 at September 30, 1999, compared to $408,000 at December 31, 1998. In conjunction with the launch of Endocare's cryosurgical technology for prostate cancer, inventory increased to $1,355,000 at September 30, 1999, compared to $543,000 at the beginning of the year. Additions to property and equipment during the first nine months of 1999 were approximately $544,000. Working capital was provided as accounts payable and other current liabilities increased to $3,946,000 from $1,779,000 at December 31, 1998.

At September 30, 1999, Endocare's net working capital was $8,120,000 and the ratio of current assets to current liabilities was 3.1 to 1.

In June and July 1999, Endocare received a total of $8,000,000 from the sale of its 7% convertible debentures which are due in three years. In addition, in July 1999, the Company entered into a Loan and Security Agreement which provides for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). As of September 30, 1999, $2,000,000 of the Loan is outstanding. The Loan matures and all amounts must be repaid on July 31,

2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants.

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

Other  Matters

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and payroll modules), customer services, infrastructure, networks and telecommunications equipment, and end products. The Company has initially assessed how it may be impacted by the Year 2000 and has commenced a plan to address the following aspects of the Year 2000 problem:
Information systems, non-information systems, products, suppliers and customers. The plan as it related to information systems, involved a combination of upgrades and replacement. The Company has completed remediation of its information systems. The Company has also completed the assessment and remediation plans with respect to substantially all of the Company's non-information systems. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforeseen problems will not be encountered when the Company's products are used in conjunction with equipment which is non-Year 2000 compliant. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed in the fourth quarter 1999; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. The Company currently estimates that the costs associated with the Year 2000 issues will not have a material effect on the results of operations or financial assessment and remediation have not been material to the results of operations. If the Company is not successful in implementing its Year 2000 compliance plan, there may be a material adverse impact on the Company's results of operations and financial condition. The Company believes its greatest risks related to the Year 2000 issue involve interrupted product flow from suppliers and a possible redirect or interruption of purchasing activities from key customers due to their potential failure to fully address their own Year 2000 issues. Due to the importance of addressing these risks, and the need for the Company to focus attention to remediation efforts, the Company expects to develop contingency plans to address those Year 2000 problems which may not be corrected by implementation of the Company's Year 2000 compliance plan. Contingency plans are expected to be complete in the fourth quarter 1999.

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

Item  2.     Changes  in  Securities

     Stock  Options

During the period from July 1, 1999 through September 30, 1999, the Company granted stock options to 9 individuals covering an aggregate of 179,500 shares of its common stock. All such options were granted at exercise prices equaling fair market value on the date of grant, vest over a four year period, and are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

Item  3.     Defaults  Upon  Senior  Securities

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     None.

Item  5.     Other  Information
     None.

Item  6.     Exhibits  and  Reports  on  Form  8-K
(a)     Exhibits
          4.1*     Debenture  dated  July 29, 1999 between the Company and Brown
Simpson Strategic Growth Fund, Ltd. (filed as Exhibit 4.1 to Form 8-K filed on August 6, 1999).

     4.2*     Debenture  dated  July  29,  1999  between  the  Company and Brown
Simpson Strategic Growth Fund, L.P. (filed as Exhibit 4.2 to Form 8-K filed on August 6, 1999).

     10.1*     Securities  Purchase  Agreement  dated  July  29,  1999 among the
Company and the Purchasers. (filed as Exhibit 10.1 to Form 8-K filed on August 6, 1999).

     10.2*     Registration  Rights  Agreement  dated  July  29,  1999 among the
Company and the Purchasers. (filed as Exhibit 10.2 to Form 8-K filed on August 6, 1999).

10.3*     Loan  and  Security  Agreement dated July 29, 1999 between the Company and  TBCC.  (filed  as  Exhibit  10.3  to  Form  8-K  filed  on August 6, 1999).

10.4* Streamlined Facility Agreement dated July 29, 1999 between the Company and TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999). 10.5* Continuing Guaranty dated July 29, 1999 by the AMP in favor of TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999).

10.6*     Security  Agreement  dated July 29, 1999 between AMP and TBCC.  (filed as  Exhibit  10.3  to  Form  8-K  filed  on  August  6,  1999).

99.1*     Press  Release  dated  August 5, 1999.  (filed as Exhibit 10.3 to Form
8-K  filed  on  August  6,  1999).

27     Financial  Data  Schedule
---------------
*Incorporated  herein  by  reference.

(b)     Reports  on  Form  8-K
     On August 6, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission dated July 29, 1999 reporting the receipt of funds from the sale of its 7% Convertible Debentures due July 29, 2002 for an aggregate of $3 million. The Debentures were sold pursuant to a Securities Purchase Agreement dated July 29, 1999. The full principal amount of the Debentures must be repaid in full on or prior to July 29, 2002, but may be converted into the Company's Common Stock in whole or in part at the Purchaser's option at a conversion price of $6.00 per share. The Form 8-K also reported that the Company entered into a loan and security agreement which provides for a revolving line of credit of $2 million plus up to an additional $1 million based on eligible accounts receivable of the Company. The loan matures and all amounts must be repaid on July 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENDOCARE,  INC.

Date:  November  12,  1999     By:  /s/  Paul  W.  Mikus

Paul  W.  Mikus
Chief  Executive  Officer  and  President
(Duly  Authorized  Officer  )



By:  /s/  William  R.  Hughes

William  R.  Hughes
Senior  Vice  President  and
Chief  Financial  Officer
(Principal  Financial  and  Accounting  Officer)