Form 10-Q/A
period 1999-09-30
ENDOCARE INC
filed 1999-11-22
CIK 1003464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 AMENDMENT NO.1

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


                                                                                      PAGE
                                                                                      ----
                Part I. Financial Information

Item 1 . . . .  Financial Statements (unaudited)

                Condensed Consolidated Statements of Operations for the
                three and nine months ended September 30, 1999 and 1998                  3

                Condensed Consolidated Balance Sheets at September 30, 1999
                and December 31, 1998                                                    4

                Condensed Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1999 and 1998                                        5

                Notes to Condensed Consolidated Financial Statements                     6

Item 2 . . . .  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               10

Item 3          Quantitative and Qualitative Disclosures About Market Risk            None

                Part II. Other Information

Item 1          Legal Proceedings                                                       13

Item 2          Changes in Securities                                                   13

Item 3          Defaults Upon Senior Securities                                         13

Item 4          Submission of Matters to a Vote of Security Holders                     13

Item 5          Other Information                                                       13

Item 6          Exhibits and Reports on Form 8-K                                        13

Signature Page                                                                          15

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

                                 ENDOCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30,    DECEMBER 31,
                                                1999             1998
                                             (UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents . . . . . . . .  $    9,420,216   $   6,285,799
Accounts receivable, net. . . . . . . . .       1,178,826         407,602
Inventories . . . . . . . . . . . . . . .       1,354,886         542,610
Other current assets. . . . . . . . . . .         111,748          87,397
                                           ---------------  --------------

Total current assets. . . . . . . . . . .      12,065,676       7,323,408

Property  and  equipment,  net                    894,392         498,240
Deferred  financing  costs  and  other  assets  2,411,377         170,206
                                             ------------     -----------
Total  assets                               $  15,371,445     $ 7,991,854
                                             ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable. . . . . . . . . . . . .  $    1,989,665   $     653,548
Accrued liabilities . . . . . . . . . . .       1,956,138       1,125,832
                                           ---------------  -------------

Total current liabilities . . . . . . . .       3,945,803       1,779,380

Long term liabilities
Convertible debentures. . . . . . . . . .       8,000,000              --
Note payable and other liabilities. . . .       2,154,631         201,274

Shareholders' equity
Common Stock, $.001 par value; 10,941,228          10,941          10,698
And 10,698,354 issued and outstanding at
September 30, 1999 and December 31, 1998,
respectively
Additional paid-in capital. . . . . . . .      18,700,863      16,509,952
Accumulated deficit . . . . . . . . . . .     (17,440,793)    (10,509,450)
                                           ---------------  --------------
Total shareholders' equity. . . . . . . .       1,271,011       6,011,200
                                           ---------------  --------------

Subsequent event

Total Shareholders' equity. . . . . . . .  $   15,371,445   $   7,991,854
                                           ---------------  --------------


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
                   ==============  =============

5.     Net  Loss  Per  Share


The Company has adopted SFAS No. 128, "Earnings Per Share." Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the loss (numerator), shares (denominator) and per-share amounts for the three months ended September 30, 1998 and September 30, 1999 are $(1,191,229), 10,683,000 $(0.11), and $(2,510,629), 10,781,000 and $(0.23), respectively. The loss (numerator), shares (denominator) and per share amount for the nine months ended September 30, 1998 and 1999 are $(3,461,262), 9,845,000 and $(0.35) and
$(6,931,342), 10,746,000 and $(.65), respectively. As the Company has been in a net loss position for the periods presented, common share equivalents of 973,000 and 1,858,000 for the three months ended September 30, 1998 and 1999, respectively, and 950,000 and 1,675,000 for the nine months ended September 30, 1998 and 1999, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS.

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

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized below:



                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                 1999                 1998              1999          1998
Net Revenue:
Endocare
Net product sales . . . . . . . . . .  $           639,157   $          261,282   $ 1,381,060   $   970,260
Revenue from collaborative agreements                   --              290,000            --       641,672
AMP
Procedures. . . . . . . . . . . . . .              390,063              100,384       963,701       394,130
Adjustments . . . . . . . . . . . . .                   --             (113,000)      (51,910)     (113,000)
                                       --------------------  -------------------  ------------  ------------
Combined. . . . . . . . . . . . . . .  $         1,029,220   $          538,666   $ 2,292,851   $ 1,893,062
                                       ====================  ===================  ============  ============

Net Loss:
Endocare. . . . . . . . . . . . . . .  $        (2,462,982)  $       (1,122,024)  $(6,868,741)  $(3,411,773)
AMP . . . . . . . . . . . . . . . . .              (37,289)             (31,205)         (333)      (11,489)

Adjustments                                        (10,358)             (38,000)      (62,268)      (38,000)
                                       --------------------  -------------------  ------------  ------------
Combined                               $        (2,510,629)  $       (1,191,229)  $(6,931,342)  $(3,461,262)
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

8.    Credit  Facility


     On July 29, 1999, the Company entered into a Loan and Security Agreement with Transamerica Business Credit Corporation ("TBCC") which provides for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). As of September 30, 1999, $2,000,000 of the Loan is outstanding.
The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants. The Company is in compliance with the restrictive covenants as of September 30, 1999.


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


ENDOCARE,  INC.

Date:  November  17,  1999     By:  /s/  Paul  W.  Mikus

Paul  W.  Mikus
Chief  Executive  Officer  and  President
(Duly  Authorized  Officer  )



By:  /s/  William  R.  Hughes

William  R.  Hughes
Senior  Vice  President  and
Chief  Financial  Officer
(Principal  Financial  and  Accounting  Officer)