Form 10-K
period 1999-12-31
ENDOCARE INC
filed 2000-03-30
CIK 1003464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                    Form 10-K

(MARK  ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                   For the fiscal year ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10K. [X]

     The number of shares of the registrant's common stock outstanding as of February 29, 2000 was 11,297,531.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $149,228,865 (computed using the average bid and asked prices quoted on the Nasdaq Small Cap Market on February 29,
2000).

The information required to be included in Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the registrant's annual meeting of stockholders to be filed by the registrant no later than 120 days after December 31, 1999, the close of its fiscal year.




                                 ENDOCARE, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

ITEM  NUMBER  AND  CAPTION
--------------------------


                                                      PAGE
 PART I                                              NUMBER
------------  -------------------------------------------------------------------------------------
    Item 1.   Business                                                                                3
    Item 2.   Properties                                                                             14
    Item 3.   Legal Proceedings                                                                      14
    Item 4.   Submission of Matters to a Vote of Security Holders                                    14

    PART II
------------

    Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters                  15
    Item 6.   Selected Financial Data                                                                16
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  16
    Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                             20
    Item 8.   Financial Statements and Supplementary Data                                            21
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   21

    PART III
------------

    Item 10.  Directors and Executive Officers of the Registrant                                     21
    Item 11.  Executive Compensation                                                                 21
    Item 12.  Security Ownership of Certain Beneficial Owners and Management                         21
    Item 13.  Certain Relationships and Related Transactions                                         21

    PART IV
------------

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       22

                                     PART I


ITEM  1.     BUSINESS

GENERAL

     Endocare, Inc., a Delaware corporation ("Endocare" or the "Company"), develops, manufactures and markets an array of innovative, temperature-based minimally invasive surgical devices and technologies to treat prostate disease. The Company has focused its efforts on the continued clinical development of surgical devices for the treatment of the two most common diseases of the prostate, Prostate Cancer and Benign Prostate Hyperplasia ("BPH"). Prostate cancer affects one in six men over the age of fifty, while BPH affects one in two men over the age of fifty.

     Endocare has developed and recently introduced an innovative, second generation cryosurgical system for the treatment of prostate cancer. The Cryocare System (TM) offers the advantage of controlled, targeted freezing of the tumor with the benefit of faster patient recovery and minimal complications. The system was launched in July 1999 following the initiation of national Medicare coverage for cryosurgical procedures as a primary treatment alternative for localized prostate cancer. The Company also operates a mobile cryosurgery business in Florida which provides cryosurgical equipment for the treatment of prostate and liver cancer on a per procedure basis.

     Endocare has also developed new therapies for the improved treatment of BPH. The Company's initial product development efforts for BPH involve the use of stent technology to provide both immediate and long-term relief to BPH patients. Endocare has implemented a two-part strategy for the commercialization of its stent-based BPH therapies. The first stage is the development of the Company's Horizon Prostatic Stent (TM). This nitinol-based stent has shape memory characteristics for easy placement via a catheter following surgical intervention of the prostate and convenient atraumatic removal of the stent following the healing process. The Company believes that its Horizon Prostatic Stent (TM) will address one of the major issues of BPH therapy, the immediate relief of patients following thermotherapy and surgical resection. In 1999, Endocare completed phase two of the Horizon Prostatic Stent (TM) FDA study and received approval to expand the trial to the pivotal study. The Company expects to complete the FDA study the second half of 2000. In addition, the Company is exploring the use of the stent for long-term relief of BPH without the need for thermotherapy in a subset of the patient population.

     The second stage in developing the Company's stent technology will combine a nitinol stent with a catheter system to deliver thermotherapy. The Company believes that this ThermaStent (TM) will provide immediate and long-term therapy in a one-step process. The Company believes that its ability to perform BPH therapy in this manner could result in an increase in the number of BPH sufferers who will seek curative surgical procedures.

     Since its formation in 1990, Endocare operated first as a research and development department, then later as a division of Medstone International, Inc. ("Medstone"). Effective January 1, 1996, Endocare became an independent, publicly-owned corporation upon being spun-out to existing Medstone shareholders.

PROSTATE  CANCER

MARKET  BACKGROUND

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

     Radiation therapy for prostate cancer includes both external radiation beam and interstitial radioactive seed therapies. External beam radiation therapy emerged as one of the first alternatives to radical prostatectomy; however, studies have shown that the success rate of this procedure is not comparable to that of radical prostatectomy. Interstitial radioactive seed therapy, also referred to as brachytherapy, is the permanent placement of radioactive seeds in the prostate. Brachytherapy has been shown to be most effective for localized tumors caught in the early stage of disease development.

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

     In the late 1980's, progress in ultrasound imaging allowed for a revival in the use of cryosurgery. Using ultrasound, the cryoprobe may be guided to the targeted tissue from outside the body through a small incision. The physician activates the cryoprobe and uses ultrasound to monitor the growth of ice in the prostate as it is occurring. When the ice encompasses the entire prostate, the probe is turned off. This feedback mechanism of watching the therapy as it is administered allows the physician precise control during application. Recent published studies suggest that cryosurgery may be able to deliver disease free rates comparable to radical surgery, but with the benefit of lower rates of incontinence and mortality.

CRYOCARE  SYSTEM  (TM)

     Endocare has developed the Cryocare System (TM), a second-generation cryosurgery system designed to overcome the limitations of existing systems and to allow the urologist to treat prostate cancer in a minimally invasive manner in an outpatient setting. The Cryocare System (TM) has been designed to freeze tissue much faster and with more control than existing systems.

     The Company believes the Cryocare System (TM) is significantly more efficient than current competitive cryosurgical technology in creating the lethal temperatures in the cryoprobe necessary to kill cancer cells. Current cryosurgical technology employs a tank of liquid nitrogen, which is at -186 degrees Celcius (C), and pumps it through a tube to the cryoprobe. The challenge for current liquid nitrogen technology is to not "leak" the cold prior to delivering it to the tumor site. Liquid nitrogen technology starts out coldest at the storage tank and can only get warmer and less effective by the time it reaches the tumor site and attempts to freeze the tissue.

     Endocare's Cryocare System (TM) utilizes a system that converts argon gas to a liquid form at the tip of the probe. The gas itself is at room temperature until reaching the tip, making it easier to handle and eliminating the need to store liquid nitrogen. In addition, a temperature of -150 degrees C is achieved at the tip of the Cryoprobe (TM), considerably colder than the -90 degrees C achieved using liquid nitrogen systems, which results in substantially faster tissue freezing rates.

     The Cryocare System (TM) incorporates enhanced control mechanisms to minimize the risk of unintended damage to tissue surrounding the prostate. Most significantly, the Cryocare probes stop freezing instantly, whereas probes using liquid nitrogen take up to one minute to stop freezing tissue. Use of four to six temperature probes selectively placed in the prostate near the rectal tissue, sphincter muscles (which control continence) and neurovascular bundles (which control potency) enables the physician to monitor temperatures of tissue adjacent to the prostate. Combining these control features allows the physician to treat prostate cancer with a high degree of control and precision that was not previously possible. The Cryocare System (TM) is approximately one quarter of the size of currently available nitrogen systems and one tenth of the weight.

     The Cryocare System (TM) has been cleared for marketing by the FDA and was commercially launched in July 1999 following the initiation of national Medicare coverage for cryosurgical procedures as a primary treatment alternative for localized prostate cancer. Through direct sales of cryosurgical systems and its cryosurgical system placement program, the Company has installed Cryocare Systems (TM) primarily in North America, with over 1,000 patients treated to date. Endocare's Cryocare System (TM) is the only temperature-monitored, cryosurgical system specifically cleared by the FDA for the treatment of prostate cancer.

     The Company has received issued patents relating to the technology used to create the freezing process and to precisely control the shape of the freeze zone produced by the Cryoprobes (TM) and covering the Company's Cryoprobe (TM) technology. The technology may also allow for expanded therapeutic applications by tailoring the Cryoprobe (TM) performance to other anatomical targets, such as liver cancer and gynecology applications.

BENIGN  PROSTATE  HYPERPLASIA

MARKET  BACKGROUND

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

     Patients diagnosed with BPH generally have four options for treatment: (i) "watchful waiting," (ii) drug therapy; (iii) surgical intervention, including transurethral resection of the prostate ("TURP") and laser assisted prostatectomy; and (iv) new, less invasive thermal therapies. Currently the number of patients who are actually treated by surgical approaches is approximately 25% of patients with BPH. Treatment is generally reserved for patients with intolerable symptoms or those with significant potential symptoms if treatment were withheld. A large number delay discussing their symptoms or elect "watchful waiting" to see if the condition remains tolerable. The Company believes the development of less invasive procedures for treatment of BPH could result in a substantial increase in the number of BPH patients who elect to receive interventional therapy.

     Drug Therapies: Some drugs are designed to shrink the prostate by inhibiting or slowing the growth of prostate cells. Other drugs are designed to relax the muscles in the prostate and bladder neck to relieve urethral obstruction. Current drug therapy generally requires daily administration for the duration of the patient's life.

     Surgical Interventions: The most common surgical procedure, transurethral resection of the prostate ("TURP"), involves the removal of the prostate's innermost core in order to reduce pressure on the urethra. TURP is performed by introducing an electrosurgical cutting loop through a cystoscope into the urethra and "chipping out" both the prostatic urethra and surrounding prostate tissue up to the surgical capsule, thereby completely clearing the obstruction. The average TURP procedure requires a hospital stay of approximately four days.

     Less Invasive Thermal Therapies: Other technologies developed or under development are non-surgical, catheter-based therapies that use thermal energy to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death. Thermal energy forms being utilized include microwave, radio frequency ("RF") and ultrasound energy. The procedures are typically performed in an outpatient setting under local anesthesia. Both microwave and RF therapy systems are currently being marketed worldwide, including the United States, where the first FDA clearances were obtained in May and October 1996, for microwave and RF, respectively.

     HORIZON  PROSTATIC  STENT

Endocare has developed a new urological stent which has been designed to provide immediate relief for BPH patients who undergo thermotherapy. The Company's Horizon Prostatic Stent (TM) is made of nitinol, a new titanium metal alloy that employs a feature called shape memory. This shape memory feature allows the Horizon Prostatic Stent (TM) to be soft and flexible in its relaxed state, allowing the device to be introduced in a relatively pain-free manner using a catheter. When the device is heated to its transition temperature, the device self-expands to a pre-determined shape. In the case of the Horizon Prostatic Stent (TM), the predetermined shape is that of a rigid tube, or stent. The catheter is inserted using a local anesthetic and positioned in the prostatic urethra under direct vision. The stent is activated by body heat, causing the shape memory to open to its tube-like position. After approximately 30 days, the stent is removed by the physician by flushing cool water through an endoscope, causing the stent to return to its soft, relaxed state. The stent is removed by retrieving it through the working channel of the endoscope.

     Endocare has completed the early stage FDA clinical trials for the Horizon Prostatic Stent (TM) and has received approval to expand the trial to the pivotal study, which is the final study before clearance can be obtained for broader use. Because the stent will be removed from the patients within 30 to 60 days, the Company expects that the trials can be completed quickly and that the regulatory process may be expedited. However, there can be no assurance that the FDA will not require more time consuming and extensive clinical studies.

     THERMASTENT

Endocare's ThermaStent (TM) is expected to be the second product developed for the Company's office-based therapy product line. The ThermaStent (TM) is being designed to combine thermotherapy with the Company's nitinol stent. The ThermaStent is currently in development and in pre-clinical studies. The Company secured a patent position on the ThermaStent (TM) device whereby in April 1996, Endocare licensed from the Brigham and Women's Hospital ("BW") an issued patent covering urological applications of the delivery of thermal energy by a stent.

LEVERAGING  CORE  TECHNOLOGIES

     The Company views its cryosurgical technology as a core technology that can be applied in the treatment of other types of cancers. In 1999, the Company entered into an alliance with Sanarus Medical, Inc., a women's healthcare company, to develop market applications in breast cancer, benign breast tumors and gynecological diseases. The Company is also exploring clinical applications in cryoablation of kidney and liver tumors.

PRODUCTS

     Endocare  has  developed  the  following  products:



                                                                      COMMERCIAL
    PRODUCT NAME                 TARGETED INDICATION       STATUS     LAUNCH DATE
    Cryocare-4 Probe System   General Surgery           Marketing       May 1996
    Cryocare-8 Probe System   Prostate Cancer           Marketing       July 1999
    Horizon Prostatic Stent   Acute Urinary Retention   FDA Trials         ------
    ThermaStent               BPH                       Pre-Clinical       ------
                                                        Studies


PATENTS  AND  INTELLECTUAL  PROPERTY

     The Company's policy is to secure and protect intellectual property rights relating to its technology. While Endocare believes that the protection of patents and licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. The Company has received two issued patents from the U.S. Patent and Trademark Office covering the Company's Cryoprobe (TM) technology. The Company entered into worldwide licensing agreements relating to urological applications of a patent from BW for the ThermaStent (TM) product and a method patent covering treatment of obstructive portions of urinary passageways from Beth Israel Deaconess Medical Center ("BI") for the Horizon Prostatic Stent (TM) product. The BW patent covers the concept of a variety of methods to heat occluded body passageways by use of a stent. The BI issued patent covers a method for the treatment of an obstructive portion of a urinary passageway via the placement of a temperature-activated nitinol stent. The Company has also received a patent which focuses on the use of a combination therapy of a stent for short-term relief of the occlusion and thermotherapy for long-term relief and licensed a patent covering the delivery mechanism of a nitinol stent for hollow body conduits. Patent applications for some of the new products described above under "Products" have been filed or are in the process of being filed. The Company has a patent portfolio consisting of 13 issued patents and patents under license and 8 patent applications pending issuance from the U.S. Patent and Trademark Office.

     No assurance can be given that Endocare's processes or products will not infringe patents or proprietary rights of others or that any license required would be made available under any such patents or proprietary rights, on terms acceptable to Endocare or at all. From time to time, the Company has received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement.

     The Company seeks to preserve the confidentiality of its technology by entering into confidentiality agreements with its employees, consultants, customers and key vendors and by other means. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such technology.

SALES  AND  MARKETING

     The Company derives a majority of its revenues from the sales of Cryocare Systems (TM), which includes the sales of associated disposable Cryoprobes (TM), and from the sale of disposable Cryoprobes (TM) to sites where the Company has placed cryosurgical systems. The Company expects that sales of these products will continue to constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sales of Cryocare Systems (TM) and Cryoprobes (TM) would have a material adverse effect on the Company's business, financial condition and results of its operations. The Company also operates a regional mobile cryosurgery business in Florida which provides cryosurgical equipment for the treatment of prostate and liver cancer on a procedural basis. In July 1999, HCFA implemented national Medicare coverage for cryosurgical ablation of the prostate, one of the approved uses of the Company's eight probe Cryocare System (TM). Although HCFA's decision has been implemented, reimbursement codes and corresponding rates are in the process of being established. No assurance can be given that health care professionals will adopt the technology or that reimbursement will be sufficient enough to induce the physicians to perform the procedure.

     In March 1999, the Company exercised an option to terminate its distribution agreement with Boston Scientific Corporation ("Boston Scientific") under which Boston Scientific had exclusive worldwide distribution rights to market the Cryocare System (TM) for urology except in Canada where it is distributed under a distribution agreement with Mentor Medical Systems Canada. As a result of the termination of the Boston Scientific agreement, future sales of the Cryocare System (TM) and Cryoprobes (TM), will largely be dependent upon the marketing efforts of the Company and/or new distributorship relationships which the Company may enter into.

     Until March 1999, Endocare's Cryocare System (TM) for urological applications was distributed worldwide by Boston Scientific (other than in Canada). For the years ended December 31, 1997, 1998, and 1999, Boston Scientific accounted for 59%, 41%, and 0%, respectively, of the Company's consolidated revenues. The Company is evaluating additional international distribution partners for its Cryocare System (TM) for urological applications as an alternative to establishing an international sales force to sell the product. The Company currently sells its products domestically through its direct sales force which consists of a senior vice president of sales, seven regional sales managers and three clinical application specialists. Internationally, products are sold primarily through independent distributors. Overall, international sales for urological applications were insignificant in 1997 and 1998 and represented approximately 12% of consolidated revenue in 1999. The Company's distributor agreements typically provide the distributor with exclusive selling rights to certain products in a particular territory, and are terminable by either party generally on 60 days notice. Each party bears its own expenses in performing under the agreement. The Company's ability to distribute its products depends substantially on the capabilities of its distributors. There can be no assurance that the Company will be able to maintain or expand its relationships with its distributors or to replace a distributor in the event any such relationships were terminated. In the event that the Company's relationships with any of its distributors were terminated and the Company was unable to replace the distribution capability, the Company's ability to distribute its products could be materially adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in such event, the Company's current sales and marketing personnel and financial resources might not be sufficient to enable the Company to establish its own distribution capability to market and sell its products.

BACKLOG

     As of December 31, 1999, the Company maintained minimal backlog. Endocare's policy is to stock enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of the Company's orders have been for shipment within 30 days of the placement of the order. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company's revenue.

MANUFACTURING

     The Company uses internal manufacturing capacity in its manufacturing efforts. Most of the Company's purchased components and processes are available from more than one vendor. However, certain components and processes are currently available from or performed by a single vendor. The ability of third party manufacturing sources to deliver components or finished goods will affect the Company's ability to commercialize its products, and the Company's dependence on third party sources may adversely affect the Company's profit margins. Further, although the Company continuously evaluates alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any supply interruption from a single source vendor would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply was qualified and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     A subset of medical devices categorized as class I or II devices that were commercially distributed before March 28, 1976 or are substantially equivalent to a device that was in commercial distribution before that date may be marketed after the acceptance of the pre-market notification under a 510(k) exemption.
Section 510(k) of the Federal Food, Drug and Cosmetic Act allows an exemption from the requirement of pre-market notification. Generally, devices that have an existing history or track record are included in this category.

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

     Endocare's Cryocare System (TM) has received FDA clearance for sale in the United States for approved urological and general surgery, gynecology and oncology uses. Endocare's manufacturing facility was subject to an FDA audit in September 1999, and the Company received no notice that it did not comply with the FDA's current GMP regulations. In addition, Endocare has obtained from the California Department of Health Services a license to manufacture medical devices, subject to periodic inspections and other regulation by that agency.

COMPETITION

     Currently, the Company markets cryosurgical systems and other urological products. Significant competitors in the area of prostate cancer therapies include Cryomedical Sciences, Inc., Galil Medical, Ltd., Theragenics Corporation and North American Scientific, Inc. Significant competitors in the area of BPH therapies include Urologix, Inc., VidaMed, Inc., EDAP/TMS, S.A., C.R. Bard, Inc. and ACMI/Circon Corporation.

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

EMPLOYEES

     As of December 31, 1999, Endocare had a total of 56 employees. Of the 56 employees, 8 are engaged directly in research and development activities, 5 in regulatory affairs/quality assurance, 14 in manufacturing, 20 in sales and marketing, and 9 in general and administrative positions. The Company expects to increase employment in conjunction with the commercial launch of the Cryocare System (TM)and expanded research, development and clinical activities related to the Horizon Prostatic Stent (TM) and ThermaStent (TM) programs. The Company has never experienced a work stoppage, none of its employees are represented by a labor organization, and the Company considers its employee relations to be good.

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

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  AND  TRADING  PRICE OF COMMON STOCK

     This report for the year ended December 31, 1999 contains forward-looking statements that involve risks and uncertainties including those discussed below and in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and Notes to Consolidated Financial Statements. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. All such factors should be considered by investors in the Company.

WE  HAVE  A  LIMITED  OPERATING  HISTORY  AND  A  HISTORY  OF  LOSSES

     We have a limited history of operations as an independent entity. Since our inception, we have engaged primarily in research and development and have minimal experience in manufacturing, marketing and selling our products in commercial quantities. We have incurred annual operating losses since inception, and expect to continue to incur operating losses because new products will require substantial development, clinical, regulatory, manufacturing, marketing and other expenditures. For the fiscal years ended December 31, 1997, 1998 and 1999, we had net losses of approximately $4.0 million, $4.9 million and $9.3 million, respectively. As of December 31, 1999, our accumulated deficit was approximately $19.8 million. We may not be able to successfully develop or commercialize our current or future products, achieve significant revenues from sales or procedures, or achieve or sustain profitability. Successful completion of our development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure and obtaining additional financing adequate to fulfill our research and development activities to continue refining our existing products and developing and commercializing new products.

OUR  NEW  PRODUCTS MAY NOT BE ACCEPTED IN THE MARKET AND INSURANCE REIMBURSEMENT
MAY  NOT  BE  SUFFICIENT

     Certain of our products, including our Cryocare Systems (TM), are in the early stages of development or market introduction. Our products may not be accepted by potential customers. Our ability to successfully market our Cryocare System (TM) is dependent upon acceptance of cryosurgical procedures in the United States and certain international markets. Cryosurgery has existed for many years, but has not been widely accepted due to cost, competing products and limited reimbursement by third party payers. Effective July 1, 1999, the Health Care Financing Administration implemented approved uses of our eight probe Cryocare System (TM), however, reimbursement rates are in the process of being established. Certain private health insurance companies pay for procedures in which our products are used in certain areas of the United States, but private insurance reimbursement may not be adopted nationally or by additional insurers. Reimbursement from Medicare or private insurers may not be sufficient to induce physicians to perform, and patients to elect, our procedure. The acceptance of cryosurgery by the general population may be negatively affected by its price, concerns relating to its safety and efficacy, the accepted effectiveness of alternative methods of correcting urological disorders, and the level of reimbursement from private insurers. Any future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from our products or the products of our competitors, could also adversely affect acceptance and reimbursement for cryosurgery. Emerging new technologies and procedures to treat cancer, prostate enlargement and other prostate disorders also may negatively affect the market acceptance of cryosurgery. Our Cryocare Systems (TM) may not gain any significant degree of market acceptance among physicians, patients and health care payers.

THE  DEVELOPMENT  OF  OUR  PRODUCTS  IS  UNCERTAIN

     Our growth depends in large part on continued ability to successfully develop, commercialize and market new products. Several of our products are in varying stages of development. We may not be successful in developing and commercializing new products that achieve market acceptance. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products. Our products in development may not prove safe and effective in clinical trials under regulatory guidelines. Clinical trials may identify significant technical or other obstacles that must be overcome prior to obtaining necessary regulatory or reimbursement approvals. Even if our products overcome these obstacles, they will not be used unless they present an attractive alternative to other treatments and the clinical benefits to the patient and cost savings achieved through their use outweigh the cost of the products. We believe that recommendations and endorsements of physicians and patients and sufficient reimbursement by health care payers will be essential for market acceptance of our products, and recommendations, endorsements or sufficient reimbursement may not be obtained. Our failure to successfully develop, commercialize and market new products or to achieve significant market acceptance would have a significant negative effect on our financial condition.

WE  HAVE  LIMITED  SALES  AND  MARKETING  EXPERIENCE

     We have limited experience marketing and selling our products, and do not have experience marketing and selling our products in commercial quantities. In March 1999, we exercised our right to terminate our exclusive worldwide distribution agreement with Boston Scientific pursuant to which Boston Scientific had agreed to market and distribute our Cryocare Systems (TM) for urology worldwide, except Canada. As a result, future sales of the Cryocare System (TM) and Cryoprobes (TM), will be dependent on our marketing efforts. We derive a majority of our revenues from the sales of Cryocare Systems (TM), which includes the sales of associated disposable Cryoprobes (TM), and expect that sales of Cryocare Systems (TM) and Cryprobes (TM) will continue to constitute the majority of sales for the foreseeable future. Any factor negatively impacting the sales or usage of Cryocare Systems (TM) and Cryoprobes (TM) would have a significant effect on our business.

     We believe that to become and remain competitive, we will need to continue to develop third party international distribution channels and a direct sales force for our products. Establishing marketing and sales capabilities sufficient to support sales in commercial quantities will require significant resources. We may not be able to recruit and retain direct sales personnel, succeed in establishing and maintaining any third party distribution channels, or succeed in our future sales and marketing efforts.

WE  WILL  NEED  ADDITIONAL  LONG  TERM  FINANCING

     We believe that our existing cash resources and anticipated cash flow from future operations and our exercise of the put options discussed below, will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs for the next twelve months. In June 1999 and July 1999, we received $5,000,000 and $3,000,000, respectively, from the sale of 7% convertible debentures due three years from their respective sale dates. Under the corresponding financing arrangements, the purchasers of the convertible debentures have options to purchase additional debentures for the aggregate principal amounts of $5,000,000 and $3,000,000 and, under certain circumstances, we may require the purchasers to exercise these purchase options. We entered into a line of credit in July 1999, which provides for a non-formula revolving line of credit of $2,000,000 and up to an additional $1,000,000 based on our eligible accounts receivable. The line of credit expires and all amounts thereunder must be repaid in July 2001. If we undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing. We expect that to meet our long-term needs we will need to raise substantial additional funds through the sale of our equity securities, the incurrence of additional debt or through collaborative arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a significant negative effect on our financial condition.

WE  ARE  FACED  WITH  INTENSE  COMPETITION  AND RAPID TECHNOLOGICAL AND INDUSTRY
CHANGE

     There is intense competition in our field of surgical device manufacturers. Many of our competitors are significantly larger than us and have greater financial, technical, research, marketing, sales, distribution and other resources than us. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments, that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may succeed in obtaining regulatory approval, and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner. The medical device industry generally, and the urological disease treatment market in particular, are characterized by rapid technological change, changing customer needs, and frequent new product introductions. Our future success will depend upon our ability to develop and introduce new cost-effective products in a timely manner. Our products may be rendered obsolete as a result of future innovations.

WE  HAVE  LIMITED  MANUFACTURING  EXPERIENCE

     We have limited experience in producing our products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Our failure to overcome these manufacturing problems could negatively impact our business and financial condition. We use internal manufacturing capacity in our manufacturing efforts. Most of our purchased components and processes are available from more than one vendor. However, certain components and processes are currently available from or performed by a single vendor. Any supply interruption from a single source vendor would have a significant negative effect on our ability to manufacture our products until a new source of supply is qualified and, as a result, could have a significant negative effect on our business and financial condition. Further, the ability of third party manufacturing sources to deliver components will affect our ability to commercialize our products, and our dependence on third party sources may have a negative effect on our profit margins. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA's Good
Manufacturing Practices regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with the FDA's Good Manufacturing Practices or other regulatory requirements could have a significant negative effect on our financial condition.

WE  ARE  DEPENDENT  ON  KEY  PERSONNEL

     Our future success depends to a significant degree upon the continued service of key technical and senior management personnel, including Paul W. Mikus, the President of Endocare, none of whom are bound by an employment agreement or covered by an insurance policy of which we are the beneficiary. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical, managerial and sales personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our financial condition.

GOVERNMENT  REGULATION  CAN  HAVE  A  SIGNIFICANT  IMPACT  ON  OUR  BUSINESS

     Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions which vary from country to country. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. We may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of our products. Any such position by the FDA, or change of position by the FDA, may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. We may not be able to obtain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition.

THERE IS UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT WHICH IS CRITICAL TO MARKET ACCEPTANCE OF OUR PRODUCTS

     In the United States, health care providers, such as hospitals and physicians, that purchase our products generally rely on third party payers, principally Federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving our products. Effective July 1, 1999, the Health Care Financing Administration implemented national Medicare coverage for cryosurgical ablation of the prostate, one of the approved uses of our eight probe Cryocare System (TM), however, reimbursement rates are in the process of being established. Certain private health insurance companies pay for the procedures in which our products are used in certain areas of the United States, but private insurance reimbursement may not be adopted nationally or by additional insurers. We anticipate that under the prospective payment system used by private health care payers, the cost of our products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for our products. Separate reimbursement for our products is not expected to be available in the United States although reimbursement for our products may be available in international markets under either governmental or private reimbursement systems. This may discourage the use of our products. Furthermore, we could be negatively affected by changes in reimbursement policies of government or private health care payers, particularly to the extent any such changes affect reimbursement for procedures in which our products are used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payers for procedures involving our policies toward reimbursement for such procedures, could have a significant negative effect on our financial condition.

OUR  BUSINESS  IS  EXPOSED  TO  RISKS  RELATED  TO  ACQUISITIONS  /  MERGERS

     As part of our strategy to develop and market our products, we may acquire a business or businesses that we believe might enhance and speed up the development of our products through clinical trials, such as a surgical center or related company that would use our products in clinical applications. In June 1999, we merged with Advanced Medical Procedures, LLC, a regional mobile cryosurgery service company that trains surgeons and others in the use of our products and supplies our products to them. We may not be able to effectively integrate our business with Advanced Medical Procedures or any other business we may acquire or merge with, or effectively utilize the business acquired to develop and market our products. The failure to integrate an acquired company into our operations may cause a drain on our financial and managerial resources, and thereby have a significant negative effect on our business and financial results.

WE  MAY  BE  NEGATIVELY  IMPACTED  BY  PRODUCT  LIABILITY  AND  PRODUCT  RECALL

     The manufacture and sale of medical products entails significant risk of product liability claims or product recalls. Our existing insurance coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the clinical trials or sales of our products. We may require increased product liability coverage as our products are commercialized. Insurance is expensive and may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our products, could have a significant negative effect on our business and financial condition.

WE  ARE  EXPOSED  TO  RISKS  RELATED  TO  HEALTH  CARE  REFORM

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. We anticipate the Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private purchasing groups, price controls, and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. We cannot predict what impact the adoption of any Federal or state health care reform measures, future private sector reform or market forces may have on our business.

WE  ARE  DEPENDENT  ON  ADEQUATE PROTECTION OF OUR PATENT AND PROPRIETARY RIGHTS

     Our success will depend in part on our ability to secure and protect intellectual property rights relating to our technology. While we believe that the protection of patents or licenses is important to our business, we also rely on trade secrets, know-how and continuing technological innovation to maintain our competitive position. We face the following risks: our patent applications may not be approved, we may not be able to develop any additional proprietary products that are patentable, issued patents may not provide us with a competitive edge or may be challenged by third parties, and/or our processes or products may infringe patents or proprietary rights of others, and we may not be able to obtain licenses to use such patents or proprietary rights, on terms acceptable to us or at all. From time to time, we have received correspondence alleging infringement of proprietary rights of third parties. Certain claims of third parties may be upheld as valid and enforceable, and therefore we may be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. We try to preserve the confidentiality of our technology by entering into confidentiality agreements with our employees, consultants, customers, and key vendors and by other means. These measures may not, however, prevent the unauthorized disclosure or use of such technology.

OUR  COMMON  STOCK  HAS  A  LIMITED  MARKET  AND  TRADING  HISTORY

     Our common stock began trading on the Nasdaq Small Cap Market on February 28, 1997 and has a limited trading history. From February 20, 1996 to February 28, 1997, trading was conducted in the over-the-counter market on the Nasdaq Electronic Bulletin Board. If we are unable to maintain the standards for quotation on the Nasdaq Small Cap Market, the ability of our investors to resell their shares may be limited. In addition, our securities may be subjected to "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell or make a market in such securities. This could affect the ability or willingness of broker-dealers to sell or make a market in our securities and the ability of holders of our securities to sell their securities in the secondary market. The market prices for securities of emerging companies have historically been highly volatile. The following future announcements concerning us or our competitors may have a significant impact on the market price of our common stock: our operating results, technological innovations or new commercial products, corporate collaborations, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of our products, investor perception of us and our industry, and general economic and market conditions. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general and small-capitalization, high-technology companies in particular, which are often unrelated to their operating performance.

FUTURE  SALES  OF  OUR  COMMON  STOCK  MAY  HAVE  DILUTIVE  EFFECTS

     Future sales of our common stock (including shares issued upon the exercise of outstanding options and warrants and the conversion of convertible debentures) could have a significant negative effect on the market price of our common stock. Such sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate. As of February 29, 2000, we had 11,297,531 shares of common stock outstanding, substantially all of which may be freely traded (unless held by an affiliate of ours). In addition, as of February 29, 2000, 1,253,814 shares could be issued upon the conversion of the principal amount and payment of a portion of the interest on convertible debentures, warrants to purchase 482,753 shares of common stock were outstanding, and stock options to purchase 3,140,226 shares of common stock were outstanding under our stock option plans, subject to various vesting schedules. Stock options to purchase an additional 308,533 shares of common stock may be issued by us from time to time under such option plans and up to 250,000 shares of common stock may be purchased under our Employee Stock Purchase Plan. In addition, under our 1995 Stock Option Plan, there is an automatic annual increase in the number of shares reserved for issuance under the plan of 3% of the total number of shares outstanding on the last trading day of the immediately preceding calendar year, up to a maximum increase of 500,000 shares per year. Additionally, 300,000 shares of common stock may be issued under our 1995 Director Option Plan. Exercise of options or warrants to purchase our common stock and the issuance of common stock upon the conversion of convertible debentures may result in substantial dilution to investors.


ANTI-TAKEOVER PROVISION IN OUR CHARTER MAY HAVE A POSSIBLE NEGATIVE EFFECT ON OUR STOCK PRICE

     Certain provisions of our certificate of incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. In March 1999, our board of directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that may be used in an attempt to gain control of us. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions may make it more difficult for stockholders to take certain corporate actions and may have the effect of delaying or preventing a change in control.

WE  FACE  "YEAR  2000"  RISKS

     The Year 2000 problem refers to the potential for information systems to be unable to correctly recognize and process calendar dates and date-sensitive information involving dates on or after January 1, 2000. We did not experience any material Year 2000 problems as the date changed and through the date of this report. We attribute this to our Year 2000 readiness efforts. As of December 31, 1999, systems remediation and integration testing and development of our contingency plans had been completed. Supplier management is an ongoing process, and no material impact has been felt from lack of supplier readiness. Although we did not experience any material problems related to the Year 2000 issue, there can be no assurances that problems relating to the Year 2000 issue will not manifest themselves in the future. Historical amounts spent on the Year 2000 project have not been material to the results of operations. In addition, we do not believe that we will incur material costs in the future because of date related problems.

ITEM  2  PROPERTIES

     The Company currently occupies approximately 16,000 square feet of office, manufacturing, engineering, warehouse, and research and development space in Irvine, California. The property is leased through February 2002. The Company had subleased its previously occupied facility and the original lease and sublease expired in August 1998.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company, in the normal course of business, is subject to various legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

From time to time, the Company has received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. Management does not expect any material adverse effect on financial condition or the results of operations because of such actions.

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
















                            FISCAL YEAR ENDED DECEMBER 31,
                            -------------------------------
                                         1997            1998             1999
                                        -----            -----            -----
                                      HIGH   LOW       HIGH   LOW       HIGH   LOW
                                    ------  -----     -----  -----     -----  -----

Fourth quarter.                      $6.63  $3.50     $3.25  $1.63     $9.12  $5.12

Third quarter .                       3.88   3.69     $3.63  $1.81     $8.19  $4.62

Second quarter                        3.88   3.69     $4.13  $2.75     $6.00  $2.87

First quarter .                       4.63   3.94     $3.94  $2.75     $6.87  $1.94


     Endocare's common stock first traded publicly on February 20, 1996, at a price of $0.375 per share. As of February 29, 2000, the closing price of the Company's common stock was $18.063. Also, as of that date, Endocare had approximately 329 stockholders of record. On February 29, 2000 there were 11,297,531 shares of Endocare common stock issued and outstanding.

In March 1999, the Company's Board of Directors adopted a Stockholder Rights Plan ("Plan") in which preferred stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of Common
Stock held as of the close of business on April 15, 1999. The Rights are designed to guard against partial tender offers and other coercive tactics that might be used in an attempt to gain control of the Company or to deprive stockholders of their interest in the long-term value of the Company. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan) or announces a tender offer, the consummation of which would result in ownership by a person or a group of 15% or more of the Company's Common Stock. Each Right will entitle stockholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $25 upon certain events. If a person or group acquires 15% or more of the Company's outstanding Common Stock (subject to certain exceptions stated in the Plan), or a holder of 15% or more of the Company's Common Stock engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or group or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, Endocare is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan), the Rights are redeemable for one cent per Right at the option of the Board of Directors. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting to a takeover. The dividend distribution was made on April 15, 1999 to the stockholders of record on that date. The Rights will expire on April 15, 2009.

     Endocare has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table presents selected financial data of Endocare for the years ended December 31, 1996, 1997, 1998 and 1999 and for its predecessor, Endocare Division of Medstone, for the year ended December 31, 1995. Prior to 1996, Endocare was not an independent company with publicly traded shares.
Hence,  no  earnings  per  share  data  is  presented  for  1995.










                                          YEARS ENDED DECEMBER 31,
                                         --------------------------

                                           1995         1996           1997           1998           1999
                                          ------       -------        -------        -------       -------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
Net product sales . . . . . . . . . . .  $    951     $    1,878    $     1,918    $    1,363     $   2,329
Mobile cryosurgical procedures. . . . .        --           148             347           490         1,133
Revenue from collaborative agreements .        --            250             83           642            --
Research revenue from related party . .       377              1             --            --            --
                                         --------     ----------    -----------   -----------    ----------
Total revenues. . . . . . . . . . . . .     1,328          2,277          2,348         2,495         3,462
                                         --------     ----------    -----------   -----------    ----------
Costs and expenses:
Cost of product sales . . . . . . . . .       380            994          1,271           974         1,255
Cost of mobile cryosurgical procedures.        --             59            151           209           429
Research and development. . . . . . . .       852          1,023          1,596         1,920         2,574
Selling, general and administrative . .       673          1,410          3,553         4,653         7,992
Impairment loss on long-lived assets. .        --            325             --            --            --
                                         --------     ----------    -----------    ----------    -----------
Total costs and expenses. . . . . .         1,905          3,811          6,571         7,756        12,250
                                         --------     ----------    -----------   -----------    ----------
Loss from operations. . . . . . . . . .      (577)        (1,534)        (4,223)       (5,261)       (8,788)
Interest income (expense), net. . . . .        --            (29)           201           336          (476)
                                         ---------    ----------    -----------   -----------    ----------
Net loss. . . . . . . . . . . . . . . .  $   (577)    $   (1,563)    $   (4,022)   $   (4,925)  $    (9,264)
                                         =========    ==========   ===========   ============    ==========
Net loss per share. . . . . . . . . . .               $     (.27)    $     (.48)   $     (.49)  $      (.86)
                                         =========    ==========    ===========   ============   ==========
Weighted average shares outstanding . .                5,895,000      8,307,000     10,062,000   10,838,000
                                         =========    ==========    ===========   ============   ==========



                               BALANCES AT DECEMBER 31,
                               ------------------------


                                1995      1996        1997       1998       1999
                              -------    -------    --------   ---------   ---------
                                                 (IN THOUSANDS)
Balance Sheet Data:
------------------
Working capital . . . . . . .  $ 328      $  595     $3,718     $5,544      $ 6,445
Total assets. . . . . . . . .    806       1,952      5,691      7,992       12,996
Long-term debt. . . . . . . .     --         771         44        201       10,153
Total shareholders'/division
equity (deficiency) . . . . .    803         (17)     3,960      6,011         (480)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Endocare, Inc. ("Endocare" or the "Company") develops, manufactures and markets an array of innovative, temperature-based minimally invasive surgical devices and technologies to treat prostate disease. The Company has focused its efforts on the continued clinical development of surgical devices for the treatment of the two most common diseases of the prostate, Prostate Cancer and Benign Prostate Hyperplasia ("BPH"). Prostate cancer affects one in six men over the age of fifty, while BPH affects one in two men over the age of fifty. Endocare has developed and recently introduced an innovative, second generation cryosurgical system for the treatment of prostate cancer. The Cryocare System
(TM) offers the advantage of controlled, targeted freezing of the tumor with the benefit of faster patient recovery and minimal complications. The system was launched in July 1999 following the initiation of national Medicare coverage for cryosurgical procedures as a primary treatment alternative for localized prostate cancer.

     The  Company  derives  revenues  primarily  from  the  sale of its Cryocare
Systems (TM), related disposable Cryoprobes (TM) and revenue from mobile cryosurgical procedures. Revenue is recognized upon the shipment of products, or in the case of mobile cryosurgical procedures, upon the completion of procedures. Under the Company's cryosurgical system placement program, a system is placed at a customer site for use with the Company's disposable Cryoprobes
(TM). The cost of the system is depreciated into product cost of sales over an estimated useful life of three years.

The Company has incurred losses since its inception. As of December 31, 1999, the Company has an accumulated deficit of $19.8 million. These losses and accumulated deficit have resulted from significant costs incurred in the development of the cryosurgery and stent technology platforms, clinical studies and establishing the Company's infrastructure to launch its products. The Company intends to continue to invest heavily in research, development, clinical studies, sales and marketing, and general administrative infrastructure. As a result, the Company does not expect to be profitable in the near future. Although the Company has experienced revenue growth in recent periods, operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of the business and the Company's limited operating history, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. There can be no assurance that the Company will be able to achieve or sustain profitability.

On June 30, 1999, the Company acquired all the outstanding units of Advanced Medical Procedures, LLC, a Florida limited liability company ("AMP"). AMP operates a mobile cryosurgery business which provides cryosurgical equipment for the treatment of prostate and liver cancer on a per procedure basis. The merger was accounted for as a pooling-of-interests for financial reporting purposes. The historical financial statements for the periods prior to the merger are restated as though the companies had been combined. The AMP unitholders received an aggregate of 260,000 shares of the Company's common stock in exchange for all of their AMP units.

Since its formation in 1990, Endocare operated first as a research and development department, then later as a division of Medstone International, Inc. In this form, Endocare shared facilities and certain personnel with its parent. Effective January 1, 1996, Endocare began operating as an independent corporation.

RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.



                               YEARS ENDED DECEMBER 31,
                               ------------------------

                                         1997    1998    1999
                                        ------  ------  ------
Revenues:
Net product sales. . . . . . . . . . .     82%     55%     67%
Mobile cryosurgical procedures . . . .     15      20      33
Revenue from collaborative agreements.      3      25      --
                                        ------  ------  ------
Total revenues . . . . . . . . . . . .    100%    100%    100%
                                        ------  ------  ------

Costs and expenses:
Cost of product sales. . . . . . . . .     54%     39%     36%
Cost of mobile cryosurgical procedures      7       8      13
Research and development . . . . . . .     68      77      74
Selling, general and administrative. .    151     187     231
Total costs and expenses . . . . . . .    280     311     354
                                        ------  ------  ------
Loss from operations . . . . . . . . .   (180)   (211)   (254)
Interest income (expense), net . . . .      9      14     (14)
                                        ------  ------  ------
Net loss . . . . . . . . . . . . . . .  (171)%  (197)%  (268)%
                                        ======  ======  ======


     Year  Ended  December  31,  1999  Compared  to Year Ended December 31, 1998

     Product revenue for the year ended December 31, 1999 increased 71% to $2,329,000 compared to $1,363,000 in 1998. The increase was attributable to the third quarter 1999 launch of the Company's cryosurgical technology in conjunction with Medicare's July 1, 1999 implementation of national coverage for this treatment protocol for localized prostate cancer.

     Revenue from mobile cryosurgical procedures for the year ended December 31, 1999 increased 131% to $1,133,000 compared to $490,000 in 1998. The increase corresponds to a greater number of procedures performed in 1999 as a result of increased sales and marketing efforts.

     Revenue from collaborative agreements for the year ended December 31, 1999 was zero compared to $642,000 in 1998. The 1998 amount represented a licensing fee and the respective quarters' amortization of a lump-sum payment from Boston Scientific Corporation ("Boston Scientific") based upon a previous distribution agreement entered into in November 1996. The distribution agreement with Boston Scientific was terminated by Endocare in March 1999.

     Gross margins on product sales were 46% for the year ended December 31, 1999 compared to 29% in 1998. The increase is due to a mix of higher margin cryosurgical probe and system sales in 1999 coupled with a reduction in product costs due to increased manufacturing efficiencies.

Gross margin on mobile cryosurgical procedures was 62% for the year ended December 31, 1999 compared to 57% in 1998. The change in margins is attributable to procedure mix and higher surgery rental rates in 1998.

     Research and development expense increased 34% to $2,574,000 for the year ended December 31, 1999 compared to $1,920,000 in 1998. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement, new product development efforts and clinical costs associated with the Horizon Prostatic Stent (TM).

     Selling, general and administrative expense increased 72% to $7,992,000 for the year ended December 31, 1999 compared to $4,653,000 in 1998. This increase reflects increased sales and marketing costs associated with the launch of Endocare's cryosurgical product for prostate cancer and an almost doubling of Endocare's direct sales and marketing personnel between periods.

     Interest income (expense), net was ($476,000) for the year ended December 31, 1999 compared to $337,000 in 1998. The change was due to interest expense associated with the issuance of convertible debentures and a note payable in 1999, including corresponding amortization of deferred financing costs, offset by interest income.

     Endocare's net loss for the year ended December 31, 1999 was $9,264,000, or 86 cents per share on 10,838,000 weighted average shares outstanding, compared to a net loss of $4,925,000, or 49 cents per share on 10,062,000 weighted average shares outstanding for the same period in 1998. The increase in net loss resulted from higher research and development costs, higher selling, general and administrative expenses and increased interest expense partially offset by increased revenues and lower cost of sales as a percentage of sales.

     Year  Ended  December  31,  1998  Compared  to Year Ended December 31, 1997

     Product revenue for the year ended December 31, 1998 decreased 29% to $1,363,000 compared to $1,918,000 in 1997. The decline in 1998 product sales was attributed primarily to reduced purchases of Cryocare surgical systems for urological applications by Boston Scientific in exchange for higher licensing payments. The majority of product sales in 1998 resulted from direct sales by the Company.

Revenue from mobile cryosurgical procedures for the year ended December 31, 1998 increased 41% to $490,000 compared to $347,000 in 1997. The increase corresponds to a greater number of procedures performed in 1998.

Revenue from collaborative agreements for the year ended December 31, 1998 was $642,000 compared to $83,000 in 1997. The increase in 1998 revenue from collaborative agreements reflects $475,000 in non-refundable Boston Scientific licensing payments and recognition of the remaining deferred revenue associated with a Boston Scientific milestone payment upon fulfilling corresponding obligations. The 1997 revenue from collaborative agreements represents one year's amortization of the lump-sum milestone payment from Boston Scientific to Endocare associated with a former distribution agreement which gave Boston Scientific exclusive worldwide marketing rights for the Cryocare System (TM) in urological applications.

     Gross margins on product sales were 29% for the year ended December 31, 1998 compared to 34% in 1997. This difference was due to a change in Endocare's product revenue mix along with additional infrastructure and personnel costs associated with the Company's new manufacturing facility.

Gross margin on mobile cryosurgical procedures was 57% for both years ended December 31, 1998 and 1997.

Research and development expense increased 20% to $1,920,000 for the year ended December 31, 1998 compared to $1,596,000 in 1997. The increase was primarily a result of additional personnel and costs to support the further development of the Cryocare System (TM), including one and four probe platforms, and development of the Horizon Prostatic Stent (TM) and other new products.

Selling, general and administrative expense increased 31% to $4,653,000 for the year ended December 31, 1998 compared to $3,553,000 in 1997. This increase reflects the increased sales and marketing effort associated with the Company's Cryocare products, in addition to the increases in personnel and operating costs as the Company continued to build its infrastructure to support its product lines.

Interest income (expense), net was $336,000 for the year ended December 31, 1998 compared to $201,000 in 1997. The increase in 1998 was due to increased interest income on a higher balance of cash and cash equivalents.

     Endocare's net loss for the year ended December 31, 1998 was $4,925,000 or 49 cents per share on 10,062,000 weighted average shares outstanding, compared to a net loss of $4,022,000 or 48 cents per share on 8,307,000 weighted average shares outstanding for the same period in 1997. This increase was primarily due to lower gross margins and the increase in research and development costs and selling, general and administrative expenses described above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Endocare has funded its operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, convertible debentures, sales to customers, licensing fees from a former distributor, a credit facility, interest on investments, and the proceeds from the exercise of outstanding options and warrants.

At December 31, 1999, Endocare's cash and cash equivalents balance was $7,365,000, compared to $6,286,000 at December 31, 1998. This increase was provided primarily by the 1999 financing transactions discussed below offset by cash used in operating activities. At December 31, 1999, net working capital was $6,445,000, and the ratio of current assets to current liabilities was 2.9 to 1.

     For the year ended December 31, 1999, net cash used by operating activities was approximately $8.4 million compared to $4.3 million and $3.6 million for years ended December 31, 1998 and 1997, respectively. Working capital has been used as Endocare's operations have increased in 1999. Net accounts receivable increased to $958,000 at December 31, 1999, compared to $408,000 at December 31, 1998. The increase resulted primarily from a corresponding increase in product sales and revenue from mobile cryosurgical procedures. In conjunction with the commercial launch of the Company's cryosurgical technology for prostate cancer in 1999, inventories increased to $1,279,000 at December 31, 1999 compared to $543,000 at December 31, 1998. Property and equipment additions during 1999 were approximately $339,000 as compared to $351,000 and $218,000 in 1998 and 1997, respectively. Additionally, $490,000 of inventory was transferred to property and equipment during 1999 under the Company's cryosurgical system placement program. Working capital was provided as accounts payable and other current liabilities grew to approximately $3,324,000 compared to $1,779,000 at December 31, 1998 due to an increase in operating activities. In 1999, the Company invested $300,000 in Sanarus Medical Inc., a women's healthcare company.

     In June and July 1999, Endocare received a total of $8,000,000 from the sale to institutional investors of 7% convertible debentures which are due in three years. Under the financing arrangements, the purchasers of the convertible debentures have options to purchase additional debentures for the aggregate principal amounts of $5,000,000 and $3,000,000 prior to June 7, 2002 and July 29, 2002, respectively. The additional debentures will mature three years from the date they are issued, will bear interest at 7% per annum and will be convertible in whole or in part at a conversion price of $6.75 per share (subject to certain anti-dilution adjustments). The Company has a put option to require the purchasers to buy the $5,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation is more that $10.00 per share for the twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elects to exercise the put option, and if certain other conditions are met. The Company also has a put option to require the purchasers to buy the $3,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation is more that $9.00 per share for twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elects to exercise the put option, and if certain other conditions are met. In addition, in July 1999, the Company entered into a Loan and Security Agreement which provides for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable for the Company (the "Loan"). As of December 31, 1999, $2,000,000 of the Loan is outstanding. The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants.

The Company believes that its existing cash resources, credit facility and access to additional working capital under the financing arrangements discussed above will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs for the next year. If the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time. The Company expects that to meet its long-term needs it will need to raise substantial additional funds through the sale of its equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties.

This document contains forward-looking statements. The Company's business and results of operations are subject to risks and uncertainties including, but not limited to, those discussed under the caption "Factors That May Affect Future
Results and Trading Price of Common Stock" included elsewhere in this report, and in risk factors contained in other periodic reports filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, limited operating history of the Company with a history of losses; fluctuations in the Company's order levels; uncertainty regarding market acceptance of the Company's new products; uncertainty of product development and the associated risks related to clinical trials; the rapid pace of technological change in the Company's industry; the Company's limited sales, marketing and manufacturing experience; uncertainty regarding the impact Year 2000 system failures may have if experienced by the Company, its suppliers and customers; the ability to convince health care professionals and third party payers of the medical and economic benefits of the Company's Cryocare System (TM), and uncertainty as to whether payers will reimburse health care providers who perform prostate cancer cryosurgical procedures and whether reimbursement, if provided, will be adequate. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.


OTHER  MATTERS

     ACCOUNTING  PRINCIPLES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its consolidated financial condition and results of operations.

     YEAR  2000

     The Year 2000 problem refers to the potential for information systems to be unable to correctly recognize and process calendar dates and date-sensitive information involving dates on or after January 1, 2000. The Company did not experience any material Year 2000 problems as the date changed and through the date of this report. The Company attributes this to our Year 2000 readiness efforts. As of December 31, 1999, systems remediation and integration testing and development of the Company's contingency plans had been completed. Supplier management is an ongoing process, and no material impact has been felt from lack of supplier readiness. Although the Company did not experience any material problems related to the Year 2000 issue, there can be no assurances that problems relating to the Year 2000 issue will not manifest themselves in the future. Historical amounts spent on the Year 2000 project have not been material to the results of operations. In addition, the Company does not believe that it will incur material costs in the future because of date related problems.

     OTHER

The Company is not aware of any issues related to environmental concerns that have or are expected to materially effect its business.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's financial instruments include cash, cash equivalents, and notes receivable. At December 31, 1999, the carrying values of the Company's financial instruments approximated their fair values.

     It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure. In addition, the Company does not enter into any futures or forward contracts and therefore does not have significant market risk exposure with respect to commodity prices.

The Company maintains a $3,000,000 credit facility bearing interest at the highest prime rate or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The current rate of interest on the credit facility is approximately 12%. This is the only debt of the Company which does not have a fixed-rate of interest. A significant change in interest rates would not materially impact the Company's consolidated financial statements. The credit facility expires in July 2001.

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

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT  *

ITEM  11.  EXECUTIVE  COMPENSATION  *

ITEM  12.      SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT *

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  *

_  _  _  _  _  _  _  _  _  _  _  _  _  _  _  _  _  _


     *The information called for by items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 1999, the close of its fiscal year.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)    DOCUMENTS  FILED  AS  A  PART  OF  THIS  REPORT


(1)    Index  to  Financial  Statements

       Independent  Auditors'  Report

       Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

       Consolidated  Balance  Sheets  at  December  31,  1998  and  1999

       Consolidated Statements of Shareholders' Equity (Deficiency) for the years ended December 31, 1997, 1998 and 1999

       Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

       Notes  to  Consolidated  Financial  Statements

(2)    Financial  Statement  Schedules
       Schedule II--Valuation and Qualifying Accounts -for the years ended December 31, 1997, 1998 and 1999

       (All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto)

(3)    Exhibits

2.1 Distribution Agreement between the Registrant and Medstone International, Inc., dated October 31, 1995(1)

3.1    Certificate  of  Incorporation  of  the  Company(2)

3.2    Amended  and  Restated  Bylaws  of  the  Company(3)

4.1    Specimen  Certificate  of  the  Company's  Common  Stock(4)

10.1   Form  of  Indemnification  Agreement(2)

10.2   1995  Stock  Plan(1)

10.3   1995  Director  Option  Plan(1)

10.4 Patent License Agreement between the Company and Brigham and Women's Hospital Inc. dated April 17, 1996(5)

10.5 Form of Warrant to purchase an aggregate of 150,000 shares of common stock, dated August 26, 1996(6)

10.6 Common Stock Purchase Agreement by and among the Company and the persons listed on the Schedule of Investors attached thereto as Exhibit A, dated January 21, 1997(7)

10.7   Facility  Lease  dated  January  31,  1997  for  7  Studebaker(8)

10.8 Common Stock Purchase Agreements by and among the Company and the persons indicated therein, dated April 15 and April 11, 1998(3)

10.9 Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (filed as Exhibit 4 to Form 8-K filed on June 3,
       1999)  (9)

10.10 Debenture dated June 7, 1999 between the Company and Brown Simpson Strategic Growth Fund, Ltd. (filed as Exhibit 4.1 to Form 8-K filed on June 14, 1999) (10)

10.11 Debenture dated June 7, 1999 between the Company and Brown Simpson Strategic Growth Fund, L.P. (filed as Exhibit 4.2 to Form 8-K filed on June 14 1999) (10)

10.12 Securities Purchase Agreement dated June 7, 1999 among the Company and the Purchasers. (filed as Exhibit 10.1 to Form 8-K filed on June 14,
       1999) (10)

10.13 Registration Rights Agreement dated June 7, 1999 among the Company and the Purchasers. (filed as Exhibit 10.2 to Form 8-K filed on June 14,
       1999) (10)

10.14 Debenture dated July 29, 1999 between the Company and Brown Simpson Strategic Growth Fund, Ltd. (filed as Exhibit 4.1 to Form 8-K filed on August 6, 1999) (11)

10.15 Debenture dated July 29, 1999 between the Company and Brown Simpson Strategic Growth Fund, L.P. (filed as Exhibit 4.2 to Form 8-K filed on August 6, 1999) (11)

10.16 Securities Purchase Agreement dated July 29, 1999 among the Company and the Purchasers. (filed as Exhibit 10.1 to Form 8-K filed on August 6, 1999) (11)

10.17 Registration Rights Agreement dated July 29, 1999 among the Company and the Purchasers. (filed as Exhibit 10.2 to Form 8-K filed on August 6, 1999) (11)

10.18 Loan and Security Agreement dated July 29, 1999 between the Company and TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

10.19 Streamlined Facility Agreement dated July 29, 1999 between the Company and TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6,
       1999) (11)

10.20 Continuing Guaranty dated July 29, 1999 by the AMP in favor of TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6,
       1999)  (11)

10.21 Security Agreement dated July 29, 1999 between AMP and TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

23.1   Consent  of  KPMG  LLP*

27.1   Financial  Data  Schedule*

__________

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

(3) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

(4) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(5) Previously filed with the Company's Current Report on Form 8-K, as amended, as filed with the Securities and Exchange Commission on April 26, 1996, and incorporated herein by reference.

(6) Previously filed with the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 10, 1996, and incorporated herein by reference.

(7) Previously filed with the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 1997, and incorporated herein by reference.

(8) Previously filed with the Company's Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 1996, and incorporated herein by reference.

(9) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on June 3, 1999, and incorporated herein by reference.

(10) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on June 14, 1999, and incorporated herein by reference.

(11) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1999, and incorporated herein by reference.

*      Filed  herewith.

(b)    REPORTS  ON  FORM  8-K

           None

REPORT  OF  INDEPENDENT  AUDITORS

To  the  Board  of  Directors
Endocare,  Inc.:

We have audited the accompanying consolidated financial statements of Endocare, Inc. (the Company) and subsidiary as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endocare, Inc. and subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG  LLP

Orange  County,  California
February  10,  2000

                          ENDOCARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                           FOR  THE  YEARS  ENDED  DECEMBER  31,
                                          --------------------------------------

                                            1997          1998           1999
                                        ------------  -------------  -------------
Revenues:
  Net product sales. . . . . . . . . . .  $ 1,917,707   $  1,363,112   $  2,328,973
  Mobile cryosurgical procedures . . . .      346,758        490,066      1,132,901
  Revenue from collaborative agreements.       83,328        641,672             --
                                          ------------  -------------  -------------
     Total revenues . . . . . . . . . . .   2,347,793      2,494,850      3,461,874
                                          ------------  -------------  -------------
Costs and expenses:
  Cost of product sales. . . . . . . . .    1,270,838        974,308      1,254,917
  Cost of mobile cryosurgical procedures      151,442        208,685        429,751
  Research and development . . . . . . .    1,596,242      1,919,527      2,573,518
  Selling, general and administrative. .    3,552,329      4,653,487      7,991,885
                                          ------------  -------------  -------------
     Total costs and expenses . . . . . . . 6,570,851      7,756,007     12,250,071
                                          ------------  -------------  -------------
Loss from operations . . . . . . . . .     (4,223,058)    (5,261,157)    (8,788,197)
Interest income (expense), net . . . .        201,317        336,593       (475,978)
                                          ------------  -------------  -------------
Net loss . . . . . . . . . . . . . . .    $(4,021,741)  $ (4,924,564)  $ (9,264,175)
                                          ============  =============  =============
Net loss per share of common stock -
  basic and diluted. . . . . . . . . . .  $      (.48)  $       (.49)  $       (.86)
                                          ============  =============  =============
Weighted average shares of
  common stock outstanding . . . . . . .    8,307,000     10,062,000     10,838,000
                                          ============  =============  =============


    The accompanying notes are an integral part of these consolidated financial statements.

                                     ENDOCARE, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS



                                                                                    DECEMBER  31
                                                                                    -------------

                                                                                 1998           1999
                                                                             -------------  -------------
                                 ASSETS
                                --------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $  6,285,799   $  7,364,951
  Accounts receivable, less allowances of $86,000
    and $270,000 at December 31, 1998 and 1999,
    respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     407,602        958,145
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       542,610      1,278,785
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . .        87,397        166,969
                                                                             -------------  -------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .     7,323,408      9,768,850
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .       498,240        962,720
Deferred financing costs and other assets, net of accumulated amortization
    of $0 and $413,394 at December 31, 1998 and 1999, respectively. . . . .       170,206      2,264,803
                                                                             -------------  -------------
       Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . ..  $  7,991,854   $ 12,996,373
                                                                             =============  =============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
              -------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    653,548   $  1,517,470
  Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .       604,628        910,103
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .       521,204        896,210
                                                                             -------------  -------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .     1,779,380      3,323,783

Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . . . .            --      8,000,000
Note payable and other liabilities. . . . . . . . . . . . . . . . . . . . .       201,274      2,153,082
                                                                             -------------  -------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,980,654     13,476,865

Shareholders' equity (deficiency):
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized; none issued and outstanding . . . . . . . . . . . . . . . . .          --             --
  Common stock, $.001 par value; 20,000,000 shares
    authorized;  10,698,354 and 11,248,323 issued and
    outstanding at December 31, 1998 and 1999, respectively . . . . . . . . .      10,698         11,248
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .    16,509,952     20,310,010
  Note receivable from stock sale . . . . . . . . . . . . . . . . . . . . .            --     (1,028,125)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,509,450)   (19,773,625)
                                                                             -------------  -------------
    Total shareholders' equity (deficiency) . . . . . . . . . . . . . . . .     6,011,200       (480,492)
                                                                             -------------  -------------
Commitments and contingencies
    Total liabilities and shareholders' equity (deficiency) . . . . . . . .  $  7,991,854   $ 12,996,373
                                                                             =============  =============


    The accompanying notes are an integral part of these consolidated financial statements.

                                  ENDOCARE, INC. AND SUBSIDIARY
              CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY

                                                                               NOTE                          TOTAL
                                                             ADDITIONAL     RECEIVABLE                 SHAREHOLDERS'/
                                          COMMON  STOCK        PAID-IN         FROM       ACCUMULATED        EQUITY
                                        SHARES    CAPITAL       AMOUNT      STOCK SALE      DEFICIT      (DEFICIENCY)
                                      ----------  --------  -----------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1996 . . . .   5,905,139  $  5,905  $ 1,540,344  $          --   $ (1,563,145)  $    (16,896)

Common stock issued in
  private placement
  and note conversion, net . . . . . . 2,550,714     2,551    7,885,100             --             --      7,887,651
Stock options exercised. . . . . . .     182,501       182       32,668             --             --         32,850
Equity provided by
  warrant amortization . . . . . . . .        --        --       78,235             --             --         78,235
Net loss . . . . . . . . . . . . . .          --        --           --             --     (4,021,741)    (4,021,741)
                                      ----------  --------  -----------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1997 . . . .   8,638,354     8,638    9,536,347             --     (5,584,886)     3,960,099

Common stock issued in
  private placement, net . . . . . . . 2,000,000     2,000    6,883,820             --             --      6,885,820
Stock options exercised. . . . . . .      60,000        60       10,741             --             --         10,801
Equity provided by
  warrant amortization . . . . . . . .        --        --       79,044             --             --         79,044
Net loss . . . . . . . . . . . . . .          --        --           --             --     (4,924,564)    (4,924,564)
                                      ----------  --------  -----------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1998 . . . .  10,698,354    10,698   16,509,952             --   $(10,509,450)  $  6,011,200

Common stock issued. . . . . . . . .     210,988       211    1,316,535     (1,028,125)            --        288,621
Stock options and warrants exercised     338,981       339      750,023             --             --        750,362
Equity provided by
  warrant amortization . . . . . . . .        --        --      133,500             --             --        133,500
Fair value of convertible debenture
  purchase options . . . . . . . . . .        --        --    1,600,000             --             --      1,600,000
Net loss . . . . . . . . . . . . . .          --        --           --             --     (9,264,175)    (9,264,175)
                                      ----------  --------  -----------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1999 . . . .  11,248,323  $ 11,248  $20,310,010  $  (1,028,125)  $(19,773,625)  $   (480,492)
                                      ==========  ========  ===========  ==============  =============  =============



                          ENDOCARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FOR  THE  YEARS  ENDED  DECEMBER  31,
                                                 -------------------------------------

                                                   1997          1998           1999
                                               ------------  -------------  ------------

Cash flows from operating activities:
---------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . .  $(4,021,741)  $ (4,924,564)  $(9,264,175)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization . . . . . . . .    175,319        164,629       365,925
  Amortization of warrant value . . . . . . . .     78,235         79,044       133,500
  Amortization of deferred financing costs. . .         --             --       378,695
  Common stock issued for interest payable. . .         --             --       288,621
Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . . .    168,304         12,039      (550,543)
  Inventories . . . . . . . . . . . . . . . . .   (528,867)       382,982    (1,226,412)
  Prepaid expenses and other current
    assets. . . . . . . . . . . . . . . . . . .    (29,450)       (23,160)      (79,572)
  Other assets. . . . . . . . . . . . . . . . .     28,445       (112,922)       26,778
  Accounts payable. . . . . . . . . . . . . . .    131,402       (169,015)      863,922
  Accrued compensation. . . . . . . . . . . . .    212,637        370,798       305,475
  Other accrued liabilities . . . . . . . . . .    287,519         90,286       373,656
  Deferred revenue. . . . . . . . . . . . . . .   (118,328)      (166,672)           --
                                               ------------  -------------  ------------
Net cash used in operating activities . . . .   (3,616,525)   ( 4,296,555)   (8,384,130)
                                               ------------  -------------  ------------
Cash flows from investing activities:
---------------------------------------------
  Purchases of property and equipment . . . . .   (217,727)      (350,645)     (338,818)
  Investment in Sanarus . . . . . . . . . . . .         --             --      (300,061)
                                               ------------  -------------  ------------
Net cash used in investing activities . . . .     (217,727)      (350,645)     (638,879)
                                               ------------  -------------  ------------
Cash flows from financing activities:
---------------------------------------------
  Issuance of convertible debentures
    and other debt. . . . . . . . . . . . . . .         --             --    10,000,000
  Issuance of common stock, other . . . . . . .  7,170,501      6,896,621       750,362
  Financing costs and other . . . . . . . . . .         --        124,000      (648,201)
                                               ------------  -------------  ------------
Net cash provided by financing activities . .    7,170,501      7,020,621    10,102,161
                                               ------------  -------------  ------------
Net increase in cash and cash equivalents . .    3,336,249      2,373,421     1,079,152
Cash and cash equivalents, beginning of year.      576,129      3,912,378     6,285,799
                                               ------------  -------------  ------------
Cash and cash equivalents, end of year. . . .  $ 3,912,378   $  6,285,799   $ 7,364,951
                                               ============  =============  ============
Non-cash activities:
---------------------------------------------
  Conversion of note payable and accrued
    interest to common stock, net of
    origination fees paid by issuance
    of common stock . . . . . . . . . . . . . .$   820,250   $         --   $        --
  Fair value of convertible debenture
    purchase options credited to additional
    paid-in-capital . . . . . . . . . . . . . . .       --             --     1,600,000
  Note receivable from stock sale . . . . . . .         --             --     1,028,125
  Transfer of inventory to property
    and equipment for placement at customer sites       --             --       490,237
                                               ------------  -------------  ------------
      Total non-cash activities . . . . . . .  $   820,250   $         --   $ 3,118,362
                                               ============  =============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                          ENDOCARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Endocare, Inc. and its wholly-owned subsidiary Advanced Medical Procedures, Inc. All intercompany balances and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Inventories: Inventories are stated at the lower of actual cost (first-in, first-out) or net realizable value.

Property and Equipment: Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term. Cryosurgical equipment placed at customer sites for use with the Company's disposable Cryoprobes (TM) is depreciated into product cost of sales over an estimated useful life of three years.

Long-Lived Assets: The Company reviews property, equipment, and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, an impairment loss is recognized as the excess of the carrying value of the asset over its fair value.

Deferred Financing Costs: Deferred financing costs are amortized to interest expense over the lives of the respective assets.

Revenue Recognition: The Company recognizes product revenue upon the shipment of its products, including the shipment of disposable products to customer sites where the Company has placed cryosurgical systems. Revenue from mobile cryosurgical procedures is recognized upon completion of procedures. Revenue from collaborative agreements are recognized as the related activities are performed or milestones are met. Realizability of accounts receivable is determined based upon an understanding of the financial condition of, and prior history with, the buyer and overall historical experience.

Warranty Costs: Certain of the Company's products are covered by warranties against defects in material and workmanship for periods of up to twelve months. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience.

Research and Development: Research and development costs relate to both present and future products and are expensed as incurred.

Net Loss Per Share: The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the consolidated loss (numerator), shares (denominator) and per-share amount for fiscal 1997 are $(4,021,741), 8,307,000 and $(0.48), respectively.
The consolidated loss (numerator), shares (denominator) and per-share amount for fiscal 1998 are $(4,924,564), 10,062,000 and $(0.49), respectively, and the consolidated loss (numerator), shares (denominator) and per-share amount for fiscal 1999 are $(9,264,175), 10,838,000 and $(0.86), respectively. As the
Company has been in a net loss position for the fiscal years 1997, 1998, and 1999, the potential dilution from the conversion of options, warrants and convertible debentures to common stock of 1,715,000, 2,549,000 and 3,953,000 in fiscal years 1997, 1998 and 1999, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS for all periods presented.

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The carrying amounts of all other financial instruments on the consolidated balance sheets approximate their fair values.

Comprehensive Income: The Company has adopted SFAS NO. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 did not impact the Company's consolidated financial statements or related disclosures as the Company does not have any components of other comprehensive income. Therefore, comprehensive income (loss) equaled net income (loss) for all periods presented.

Segment Disclosures: The Company has adopted SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments. The Company operates in one industry segment - the design, manufacture and marketing of surgical devices and related procedures to treat prostate diseases.

3.     MERGER

On June 30, 1999, Endocare acquired all the outstanding units of Advanced Medical Procedures, LLC, a Florida limited liability company ("AMP"). AMP operates a mobile cryosurgery business which provides cryosurgical equipment for the treatment of prostate and liver cancer on a procedural basis. The acquisition was consummated pursuant to a Plan of Merger (the "AMP Merger Agreement") by and among AMP, Endocare, and Advanced Medical Procedures, Inc. ("AMPI"), a Delaware corporation and wholly-owned subsidiary of Endocare. Pursuant to the Merger Agreement, AMP was merged with and into AMPI, with AMPI surviving as a wholly-owned subsidiary of Endocare. The AMP unitholders received an aggregate of 260,000 shares of Endocare Common Stock in exchange for all of their AMP units. The acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the merger have been restated as though the companies had been combined. Fees and expenses related to the merger were expensed as incurred and amounted to approximately $50,000.

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below:



                                                                                       Six Months
                                                              Years Ended                Ended
                                                              December  31,             June  30,
                                                             -------------
                                                          1997            1998            1999
                                                      ------------  ---------------  ------------
Net Revenue:
  Endocare
    Net product sales. . . . . . . . . . . . . . . .  $ 1,917,707   $    1,476,112   $   741,903
    Revenue from collaborative agreements. . . . . .       83,328          641,672            --
  AMP. . . . . . . . . . . . . . . . . . . . . . .
    Procedures . . . . . . . . . . . . . . . . . . .      346,758          490,066       573,638
  Adjustments - elimination of intercompany activities         --         (113,000)      (51,910)
                                                      ------------  ---------------  ------------
  Combined . . . . . . . . . . . . . . . . . . . . .  $ 2,347,793   $    2,494,850   $ 1,263,631
                                                      ============  ===============  ============
Net Loss:
  Endocare . . . . . . . . . . . . . . . . . . . . .  $(3,899,860)   . $(4,837,346)  $(4,405,759)
  AMP. . . . . . . . . . . . . . . . . . . . . . . .     (121,881)         (49,218)       36,956
  Adjustments - elimination of intercompany activities         --          (38,000)      (51,910)
                                                      ------------  ---------------  ------------
  Combined . . . . . . . . . . . . . . . . . . . . .  $(4,021,741)  $   (4,924,564)  $(4,420,713)
                                                      ============  ===============  ============


Adjustments have been made to eliminate the impact of intercompany sales from Endocare to AMP. Additionally, a previously existing note payable from AMP to Endocare of $135,000 at December 31, 1998, has been eliminated in the accompanying consolidated balance sheets. There were no other significant transactions between Endocare and AMP prior to the combination.

4.     SUPPLEMENTAL  FINANCIAL  STATEMENT  DATA




                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                              1997         1998         1999
                                                           -----------  -----------  ----------
Interest income (expense), net
  Interest income . . . . . . . . . . . . . . . . . . . .  $  204,675   $  338,710   $ 315,864
  Interest Expense. . . . . . . . . . . . . . . . . . . .     (3,358)      (2,117)   (791,842)
                                                           -----------  -----------  ----------
    Interest income (expense), net. . . . . . . . . . . .  $  201,317   $  336,593   $(475,978)
                                                           ===========  ===========  ==========

  Cash paid for interest. . . . . . . . . . . . . . . . .  $    3,358   $    2,117   $  17,580
                                                           ===========  ===========  ==========

Inventories:
  Raw materials . . . . . . . . . . . . . . . . . . . . .              $  260,222   $  481,141
  Work in process . . . . . . . . . . . . . . . . . . . .                  86,375      310,651
  Finished goods. . . . . . . . . . . . . . . . . . . . .                 196,013      486,993
                                                                      -----------  -----------
    Total inventories . . . . . . . . . . . . . . . . . .              $  542,610   $1,278,785
                                                                      ===========  ===========

Property and Equipment:
  Equipment . . . . . . . . . . . . . . . . . . . . . . .              $  554,516   $  488,000
  Equipment -cryosurgical systems placed at customer sites                     --      490,237
  Furniture and fixtures. . . . . . . . . . . . . . . . .                 275,371      442,531
  Leasehold improvements. . . . . . . . . . . . . . . . .                  82,740       86,440
  Assets held for disposal (net of reserves) (see note 5)                 167,947           --
                                                                      -----------  -----------
    Total property and equipment, at cost . . . . . . . .               1,080,574    1,507,208
  Accumulated depreciation and amortization . . . . . . .                (582,334)    (544,488)
                                                                      -----------  -----------
    Net property and equipment. . . . . . . . . . . . . .              $  498,240   $  962,720
                                                                      ===========  ===========



5.     LONG-LIVED  ASSETS

In 1996, the Company reduced the value of certain property and equipment to their estimated fair market values. The identification and measurement of these impaired assets was primarily a result of the post spin-out business operations of the Company, and the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" were utilized in determining the amount of the impairment charge. The majority of the property and equipment adjustment pertained to laser machines which were no longer generating sales of the Company's laser catheters. Prior to 1998, the net book value of these assets were fully reserved and in 1999 the assets were disposed of.

6.     DEBT

     Convertible  Debentures

     On June 7, 1999 and July 30, 1999, the Company received $5,000,000 and $3,000,000, respectively, from the sale of its 7% convertible debentures due in three years (the "Debentures"). Interest is payable annually in cash or, at the Company's option, in common stock at a price per share based on recent bid prices prior to the date interest is paid. Under the financing arrangements, the purchasers have options to purchase additional debentures for the aggregate principal amounts of $5,000,000 and $3,000,000. Under the circumstances described below, the Company may require the purchasers to exercise these purchase options. The $5,000,000 principal amount of the Debentures must be repaid in full in cash on June 7, 2002, but may be converted into the Company's common stock in whole or in part at the purchasers' option at any time on or prior to June 7, 2002 at a conversion price of $5.125 per share. The $3,000,000 principal amount of the debentures must be repaid in full in cash on July 29, 2002, but may be converted into the Company's common stock in whole or in part at the purchasers' option at any time, subject to certain restrictions, on or prior to July 29, 2002 at a conversion price of $6.00 per share. The conversion prices are subject to certain anti-dilution adjustments.

     In addition to the purchasers' option to convert the $5,000,000 principal amount of the Debentures, the Company may require that the purchasers convert the debentures into common stock at a conversion price of $5.125 per share (subject to certain anti-dilution adjustments) if the bid price for the common stock as listed for quotation is above $8.00 per share for twenty (20) trading days during a consecutive thirty (30) trading day period, and certain other conditions are met. Subject to certain restrictions, the Company may also require that the purchasers convert the $3,000,000 principal amount of the debentures into common stock at a conversion price of $6.00 per share (subject to certain anti-dilution adjustments) if the bid price for the common stock as listed for quotation is above $9.00 per share for twenty (20) trading days during a consecutive thirty (30) trading day period, and certain other conditions are met. Subsequent to December 31, 1999, the share price conditions have been met.

     Under a securities purchase agreement, the purchasers have a call option exercisable at any time prior to June 7, 2002 to require that the Company sell to the purchasers an additional $5,000,000 principal amount of debentures. The additional debentures will mature three years from the date they are issued, will bear interest at 7% per annum and will be convertible in whole or in part at a conversion price of $6.75 per share (subject to certain anti-dilution adjustments). The Company has a put option to require the purchasers to buy the $5,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation is more that $10.00 per share for the twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elects to exercise the put option, and if certain other conditions are met. The purchasers also have a call option exercisable at any time prior to July 29, 2002 to require that the Company sell to the purchasers an additional $3,000,000 principal amount of debentures. The additional debentures will mature three years from the date they are issued, will bear interest at 7% per annum and will be convertible in whole or in part at the option of the purchasers at any time prior to maturity into common stock at a conversion price of $6.75 per share (subject to certain anti-dilution adjustments). The Company has a put option to require the purchasers to buy the $3,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation is more that $9.00 per share for twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elects to exercise the put option, and certain other conditions are met. Subsequent to December 31, 1999, the share price conditions for both put options have been met.

     The fair value of the purchasers' two call options described above totaling $1,600,000, has been estimated using the Black-Scholes pricing model and is reflected in deferred financing costs and other assets in the accompanying consolidated balance sheet as of December 31, 1999. This amount is being amortized to interest expense over the lives of the call options. As of December 31, 1999, the Company issued 35,988 shares of its common stock to the purchasers for payment of $289,000 in accrued Debenture interest through December 31, 1999.

     Convertible  Loan  Payable

In August 1996, Endocare obtained a two-year $1,500,000 borrowing facility from four partnerships (the "Partnerships") managed by Technology Funding Inc., a venture capital firm. Peter F. Bernardoni is an officer of Technology Funding Inc. and has served as a member of Endocare's Board of Directors since November 1995. At December 31, 1996, $750,000 was outstanding under this loan.

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

     Credit  Facility

     On July 29, 1999, the Company entered into a Loan and Security agreement with a lender which provides for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). As of December 31, 1999, $2,000,000 of the loan is outstanding. The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% for the portion of the loan based on eligible account receivables or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants. The Company is in compliance with the restrictive covenants of the agreement as of December 31, 1999.

Aggregate maturities of long-term debt are zero, $2,000,000 and $8,000,000 for the years ending December 31, 2000, 2001 and 2002, respectively. Long-term debt is comprised of the credit facility's note payable and convertible debentures as of December 31, 1999. The balance of the long-term liabilities of approximately $153,000 as of December 31, 1999 consists primarily of a capital lease obligation and equipment loan.

7.     PRIVATE  PLACEMENTS

In January 1997, the Company sold 2,218,714 common stock at a price of $3.50 per share in a private placement, with Oppenheimer & Co., Inc. ("Oppenheimer") acting as placement agent. After expenses, the net contribution to the Company's capital was approximately $7,067,000. Expenses deducted from the proceeds include a commission to Oppenheimer of approximately $540,000 and legal, accounting, and other professional expenses of approximately $155,000. In addition, Oppenheimer received a warrant to purchase 177,497 shares of Endocare common stock for a period of five years at a price of $4.20 per share. The warrants are exercisable at any time through January 27, 2002.

In April 1998, the Company sold 2,000,000 shares of common stock at a price of $3.50 per share in a direct private placement. After legal, accounting, filing fees and other associated expenses of approximately $150,000, the net contribution to the Company's capital was approximately $6,886,000.

8.     STOCK  OPTIONS  AND  WARRANTS

At December 31, 1999, Endocare had two stock-based compensation plans, as described below. Per FASB Statement No. 123, the Company has elected to apply APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for these plans in the Consolidated Statements of Operations.

The 1995 Stock Plan authorizes the Board or one or more committees which the Board may appoint from among its members (the "Committee") to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan is equal to the fair market value of Endocare common stock on the date of grant. Options generally vest 25% on the one year anniversary date, with the remaining 75% vesting monthly over the following three years. Options are exercisable for ten years. A total of 3,312,000 shares of common stock have been reserved for issuance under the 1995 Stock Plan, subject to an automatic annual share increase to which the number of shares available for issuance under the plan will automatically increase on the first trading day of each calendar year by 3% of the total number of shares of the Company's common stock outstanding at the end of the preceding calendar year, to a maximum of 500,000 shares each year. As of December 31, 1999, options to purchase a total of 3,299,416 shares of the Company's common stock have been granted under the 1995 Stock Plan.

The 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors (the "Board") in October 1995 and approved by the shareholders in November 1995. It provides automatic, nondiscretionary grants of options to Endocare's non-employee directors ("Outside Directors"). The Director Plan provides that each Outside Director is granted an option to purchase 20,000 shares of Endocare common stock vested over a two-year period upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of Endocare common stock, on January 1 of each year, or the first trading day thereafter, so long as he or she remains an Outside Director. The exercise price of options granted to Outside Directors must be the fair market value of Endocare common stock on the date of grant. Options granted to Outside Directors have ten-year terms, subject to an Outside Director's continued service as a director. The Subsequent Options granted to the Outside Directors become fully exercisable on the first anniversary of the date of grant. A total of 300,000 shares of common stock has been reserved for issuance under the Director Plan. As of December 31, 1999, options to purchase a total of 105,000 shares of the Company's common stock have been granted under the Director Plan.

The  following  tables  summarize  Endocare's  option activity under both plans:



                                          1997                    1998                     1999
                                         -----                    -----                    -----
                                                                     WEIGHTED  AVG.          WEIGHTED  AVG.
                                           WEIGHTED  AVG.              EXERCISE                 EXERCISE
                               NUMBER OF   EXERCISE PRICE NUMBER OF     PRICE      NUMBER OF      PRICE
                                 OPTIONS    PER OPTION     OPTIONS    PER OPTION    OPTIONS    PER OPTION
                                ----------  -----------   ----------  -----------  ----------  -----------
Outstanding, beginning of year  1,506,000   $      0.84  1,499,916   $      1.36  2,657,553   $      1.96
Granted during year. . . . . .    363,500   $      3.25  1,463,000   $      2.70    749,500   $      3.31
Cancelled during year. . . . .   (187,083)  $      2.05   (245,363)  $      2.84   (245,138)  $      3.04
Exercised. . . . . . . . . . .   (182,501)  $      0.18    (60,000)  $      0.18   (202,731)  $      1.60
                                ----------  -----------  ----------  -----------  ----------  -----------
Outstanding, end of year . . .  1,499,916   $      1.36  2,657,553   $      1.96  2,959,184   $      2.24
                                ==========  ===========  ==========  ===========  ==========  ===========



                               OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                               -------------------                                    --------------------
                           NUMBER                                                  NUMBER
                        OUTSTANDING         WEIGHTED-AVG.                        EXERCISABLE
   RANGE OF                 AT               REMAINING        WEIGHTED-AVG.           AT           WEIGHTED-AVG.
EXERCISE PRICES    DECEMBER 31, 1999     CONTRACTUAL LIFE    EXERCISE PRICE   DECEMBER 31,  1999  EXERCISE PRICE
----------------  -------------------  --------------------  ---------------  ------------------  ---------------
$         0.18                779,186            5.9  years  $          0.18             775,022  $          0.18
$1.88  -  2.31 .              698,083            8.9  years  $          2.03             236,479  $          2.05
$2.50  -  4.00 .            1,188,415            8.0  years  $          2.98             596,019  $          3.09
$4.25  -  5.06 .              233,500            9.6  years  $          4.93               1,625  $          4.50
$6.19  -  7.44 .               60,000            9.8  years  $          6.23                  --  $            --
                  -------------------  --------------------  ---------------  ------------------  ---------------
$0.18  to 7.44              2,959,184            7.8  years  $          2.24           1,609,145  $          1.54
                                                             ===============  ==================  ===============


The following table presents consolidated pro forma information as if the Company recorded compensation cost using the fair value of the issued stock options using the Black-Scholes valuation model:




                                               1997          1998          1999
                                           ------------  ------------  -------------
Net loss:
---------
  As reported . . . . . . . . . . . . . .  $(4,021,741)  $(4,924,564)  $ (9,264,175)
  Assumed stock compensation cost . . . .     (157,000)     (363,000)      (896,000)
                                           ------------  ------------  -------------
  Pro forma, adjusted . . . . . . . . . .  $(4,178,741)  $(5,287,564)  $(10,160,175)
                                           ============  ============  =============
Net loss per share - basic and diluted:
---------------------------------------
  As reported . . . . . . . . . . . . . .  $     (0.48)  $     (0.49)  $      (0.86)
  Pro forma, adjusted . . . . . . . . . .  $     (0.50)  $     (0.53)  $      (0.94)


The weighted average fair value of the Company's options at the grant date was approximately $1.01 in 1997, and $1.35 in 1998, and $1.90 in 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:




                           1997         1998         1999
                         ---------    ---------    ---------
Stock volatility. . . .        .1           .1           .5
Risk-free interest rate      6.00%      6.00%        6.00%
Option term in years. .  10 years     10 years     10 years
Stock dividend yield. .        --           --           --


The Company issued warrants to purchase 222,497, 5,000, and 176,506 shares of the Company's common stock in 1997, 1998, and 1999, respectively (see notes 6 and 7). Warrants generally vest over a one to four year period and have been provided in conjunction with financing transactions, patent licenses and service contracts. As of December 31, 1999, the Company had 427,753 warrants outstanding, of which 352,000 are exercisable. Warrant exercise prices range from $2.31 to $5.13 per share. During 1999, 136,250 warrants were exercised, and no warrants had been exercised in prior years. The Company amortizes the fair values of these warrants, as determined using the Black-Scholes option pricing method, to expense over the service period of the related warrants.

9.     STOCKHOLDER  RIGHTS  PLAN

On March 5, 1999, the Company's Board of Directors adopted a Stockholder Rights Plan ("Plan") in which preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on April 15, 1999. Each Right will entitle Stockholders to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an Exercise Price of $25. The Rights are designed to guard against partial tender offers and other coercive tactics that might be used in an attempt to gain control of the Company or to deprive Stockholders of their interests in the long-term value of the Company. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan) or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. Each Right will entitle stockholders to buy one one-thousandth of a share of new series of junior participating preferred stock at an exercise price of $25 upon certain events. If a person or group acquires 15% or more of the Company's outstanding Common Stock (subject to certain exceptions stated in the Plan), or a holder of 15% or more of the Company's
Common Stock engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, Endocare, Inc. is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock (subject to certain exceptions stated in the Plan), the Rights are redeemable for one cent per Right at the option of the Board of Directors. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting to a takeover. The dividend distribution was made on April 15, 1999 payable to stockholders of record on that date. The Rights will expire on April 15, 2009.

10.     INCOME  TAXES

     Income  tax  expense  consisted  of:




               YEARS  ENDED  DECEMBER  31,
              ----------------------------
                            1998     1999
                           ------    -----
Current:  Federal        $   --     $   --
      State and local     3,400      3,600
Deferred:  Federal           --         --
      State and local        --         --
                       --------     ------
          Total . . .  $  3,400     $3,600
                       ========     ======


The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets at December 31:




                                       1998             1999
                                   -------------   ------------
Deferred tax assets:
 Product and other reserves
  established for book purposes.   $     19,000   $     42,000
 Property and equipment reserve .        84,000         96,000
 Inventory obsolescence reserve .        80,000         52,000
 Accounts receivable reserve. . .        16,000        107,000
 Recognition of deferred revenue.            --         15,000
 Net operating loss carryforwards     3,738,000      7,373,000
 Other. . . . . . . . . . . . . .       203,000        267,000
                                   -------------  -------------
  Gross deferred tax assets. . .      4,140,000      7,952,000
 Valuation allowance. . . . . . .   ( 4,140,000)   ( 7,952,000)
                                   -------------  -------------
  Net deferred tax assets. . . . . $         --   $         --
                                  =============  =============


The valuation allowance increased by $1,992,000 and $3,812,000 during the years ended December 31, 1998 and 1999, respectively.

Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:




                                 YEARS ENDED DECEMBER 31,
                                -------------------------

                                               1997          1998          1999
                                           ------------  ------------  ------------
Computed expected tax benefit . . . . . .  $(1,326,000)  $(1,644,000)  $(3,150,000)
State income taxes net of federal benefit     (214,000)     (282,000)     (541,000)
Nondeductible expenses. . . . . . . . . .        6,000        13,000        19,400
Change in valuation allowance . . . . . .    1,797,000     1,992,000     3,812,000
Change in tax rate with respect to
  net operating loss. . . . . . . . . . .     (259,000)           --            --
Provision to return adjustment. . . . . .           --            --      (114,000)
Other . . . . . . . . . . . . . . . . . .        1,000       (75,600)      (22,800)
                                           ------------  ------------  ------------
    Actual tax expense. . . . . . . . . .  $     5,000   $     3,400   $     3,600
                                           ============  ============  ============


As of December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $18,524,000 which are available to offset future federal taxable income, if any, through the year 2019. For state income tax purposes, the Company has net operating losses of approximately $8,640,000 which are available to offset future state taxable income, if any, through the year 2004.

In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

11.     COLLABORATIVE  AGREEMENTS

Boston Scientific: In March 1999, Endocare exercised its right, at no cost to the Company, to terminate a distribution agreement with Boston Scientific, which was originally entered into in November 1996. This agreement granted Boston Scientific exclusive worldwide marketing rights for Endocare's Cryocare System
(TM) for urology and a purchase right on the technology. Under the original distribution agreement, Boston Scientific guaranteed Endocare certain minimum purchases of Cryocare Systems (TM) over a five-year period, subject to certain conditions and renegotiations. In addition, Boston Scientific committed to pay Endocare four payments of $250,000 each, based upon meeting certain specified milestones. The first milestone payment, based upon contract signing, was received in November 1996, and revenue was recognized in the fourth quarter of 1996. Due to continuing obligations of the Company to Boston Scientific, cash related to the second milestone of $250,000 was received in December 1996 and was being recognized as earned. The remaining obligations relating to this second milestone were fulfilled in 1998 and the remaining deferred revenue of $166,672 recognized. In 1998, Boston Scientific paid additional nonrefundable licensing payments of $475,000 to Endocare.

Sanarus Medical, Inc.: In October 1999, the Company entered into a strategic alliance with Sanarus Medical, Inc. ("Sanarus") to commercialize Endocare's proprietary cryosurgical technology in the treatment of breast tumors and gynecological diseases. The terms of the related agreements included an equity investment by Endocare in Sanarus totaling $300,000 and a warrant received by Endocare to acquire approximately 57% of Sanarus common stock in consideration for entering into a manufacturing supply and license agreement. In the event Endocare were to exercise the warrant, the Company would then own a majority equity position in Sanarus. As of December 31, 1999, the Company owns less than 5% of the outstanding shares in Sanarus and the investment is reflected at cost, which approximates fair market value, as it does not have significant influence over the operations of Sanarus. The investment is included in other assets in the accompanying consolidated balance sheet as of December 31, 1999.

12.     COMMITMENTS  AND  CONTINGENCIES

     Commitments

In September 1995, the Company moved from Medstone's facility to its own facility in Irvine, California. Gross rent expense was $40,872 in 1997. This facility lease, and a related sublease, expired on August 31, 1998. In February 1997, the Company signed a new five-year lease for a larger 16,100 square foot facility in Irvine, California. Rent expense on this lease was $119,383 in 1997, $153,860 in 1998 and $157,727 in 1999. Future minimum commitments on this operating lease are $161,593 in 2000, $165,460 in 2001, and $34,639 in 2001.

The Company also leases various office equipment under operating leases, with lease commitments totaling $17,658 in 2000 and $3,075 in 2001.

As of December 31, 1999, the Company has no other facility leases, capital leases, or other long-term commitments.

     Contingencies

The Company, in the normal course of business, is subject to various legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

From time to time, the Company has received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore that the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. Management does not expect any material adverse effect on its consolidated financial condition or the consolidated results of operations because of such actions.

13.     MAJOR  CUSTOMERS  AND  CONCENTRATION  OF  CREDIT  RISK

The Company currently operates in one industry segment - the design, manufacture and marketing of surgical devices and related procedures to treat prostate diseases. The Company markets and sells its devices worldwide to distributors of medical devices and directly to hospitals and other medical professional organizations. Until the Company exercised its right to terminate the distribution agreement with Boston Scientific in March 1999 (see Note 11), the Company's Cryocare System (TM) was distributed exclusively by Boston Scientific for urological applications.

Customer credit may be extended based upon evaluation of the customer's financial condition. The Company maintains reserves for credit losses, and Company management considers such reserves to be adequate based upon historical experience. International shipments are billed and collected by the Company in U.S. dollars.

During the year ended December 31, 1999, no customer accounted for more than 10% of the Company's total revenues. As of December 31, 1999, one customer accounted for approximately 11% of net accounts receivable. The Company derived 12% of its total revenues from foreign customers during the year ended December 31, 1999. By significant geographic area, approximately 9%, 3% and 88% of revenues were from Asia, other foreign countries and the United States, respectively.

During the year ended December 31, 1998, 9 customers accounted for 40% of the Company's total revenues. During the year ended December 31, 1998, Boston Scientific accounted for 41% of the Company's revenues. As of December 31, 1998, four customers accounted for approximately 98% of net accounts receivable. The Company derived 8% of its total revenues from foreign customers during the year ended December 31, 1998.

During the year ended December 31, 1997, Boston Scientific accounted for 59% of total revenues. As of December 31, 1997, one customer and Boston Scientific accounted for approximately 44% and 48%, respectively, of net accounts receivable. The Company derived approximately 5% of its total revenues from foreign customers during the year ended December 31, 1997.

14.     RELATED  PARTY  TRANSACTIONS

     Relationship  with  AMP

As of December 31, 1998, the Company had a $135,000 note payable from AMP. The loan bore interest at prime plus 1% and was originally repayable beginning September 30, 2000 in equal monthly installments of principal and interest over a twelve month period. The loan was secured by the assets of AMP and Robert F. Byrnes, a former member of AMP and a member of Endocare's Board of Directors. In June 1999, Endocare acquired all of the outstanding units of interest in AMP in exchange for 260,000 shares of common stock. Mr. Byrnes received 102,413 shares of common stock for his ownership interest in AMP.

Loan  to  Officers

     In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 shares of its common stock to Jerry W. Anderson, the Company's Senior Vice President, Sales and Marketing. The note bears interest at 5.99% per annum, payable annually, and the principal is payable in September 2003. The stock was sold at the fair market value of the common stock on the date of sale. As of December 31, 1998 and 1999, the Company had loans and related accrued interest due from various other officers totaling $104,228 and $93,725, respectively, which is included in other assets in the accompanying consolidated balance sheet. The loans accrue interest at 5.41% and all interest and principal are payable on August 25, 2000.

15.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)



                        TOTAL                    NET  LOSS
                       REVENUE      NET LOSS     PER SHARE
                      ----------  ------------  -----------
Quarter Ended:
  December 31, 1999.  $1,169,023  $(2,332,833)  $    (0.21)
  September 30, 1999   1,029,220   (2,510,629)       (0.23)
  June 30, 1999. . .     606,510   (2,577,036)       (0.24)
  March 31, 1999 . .     657,121   (1,843,677)       (0.17)

  December 31, 1998.  $  601,788  $(1,463,302)  $    (0.14)
  September 30, 1998     538,666   (1,191,229)       (0.11)
  June 30, 1998. . .     821,306   (1,221,940)       (0.12)
  March 31, 1998 . .     533,090   (1,048,093)       (0.12)

  December 31,1997 .  $  595,157  $(1,013,902)  $    (0.12)
  September 30, 1997     606,164   (1,131,074)       (0.13)
  June 30, 1997. . .     466,804   (1,137,311)       (0.13)
  March 31, 1997 . .     679,668     (739,454)       (0.10)

                          ENDOCARE, INC. AND SUBSIDIARY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



                                ALLOWANCE  FOR            RESERVE  FOR
                             DOUBTFUL  RECEIVABLES   INVENTORY  OBSOLESCENCE
                               AND SALES RETURNS    AND NET REALIZABLE VALUE
                              -------------------  --------------------------
Balance at December 31, 1996  $           58,139   $                  77,236
 Charges to operations. .  .             249,983                      62,764
 Deductions . . . . . . .  .            (116,122)                         --
 Other. . . . . . . . . .  .                  --                          --
                              -------------------  --------------------------
Balance at December 31, 1997             192,000                     140,000
 Charges to operations. .  .              34,736                      87,000
 Deductions . . . . . . .  .            (140,736)                    (25,000)
 Other. . . . . . . . . .  .                  --                          --
                              -------------------  --------------------------
Balance at December 31, 1998              86,000                     202,000
 Charges to operations. .  .             254,238                     109,059
 Deductions . . . . . . .  .             (70,238)                   (181,059)
 Other. . . . . . . . . .  .                  --                          --
                              -------------------  --------------------------
Balance at December 31, 1999  $          270,000   $                 130,000
                              ===================  ==========================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCARE,  INC.

By:     /s/     PAUL  W.  MIKUS
        ---     ---------------
                         Paul  W.  Mikus
               Chief  Executive  Officer  and
          President

Dated:  March  28,  2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2000.






 SIGNATURE                          TITLE
----------                          -----

 /s/  PAUL W. MIKUS . . . . . .  Chief Executive Officer, President,
-------------------------------
      Paul W. Mikus . . . . . . . . .  and Chairman of the Board




 /s/  WILLIAM R. HUGHES . . . .  Senior Vice President and
-------------------------------
      William R. Hughes . . . . .  Chief Financial Officer
                                  (Principal Financial and
                                     Accounting Officer)

 /s/  PETER F. BERNARDONI
-------------------------------
      Peter F. Bernardoni . . . . . .  Director


 /s/  ROBERT F. BYRNES
-------------------------------
      Robert F. Byrnes. . . . . . . .  Director


 /s/  BENJAMIN GERSON, M.D.
-------------------------------
      Benjamin Gerson, M.D. . . . . .  Director


 /s/  ALAN L. KAGANOV, SC.D
-------------------------------
      Alan L. Kaganov, Sc.D . . . . .  Director


 /s/  MICHAEL J. STRAUSS, M.D.
-------------------------------
      Michael J. Strauss, M.D.. . . .  Director

                                 ENDOCARE, INC.
                                INDEX TO EXHIBITS

2.1 Distribution Agreement between the Registrant and Medstone International, Inc., dated October 31, 1995(1)

3.1     Certificate  of  Incorporation  of  the  Company(2)

3.2     Amended  and  Restated  Bylaws  of  the  Company(3)

4.1     Specimen  Certificate  of  the  Company's  Common  Stock(4)

10.1    Form  of  Indemnification  Agreement(2)

10.2    1995  Stock  Plan(1)

10.3    1995  Director  Option  Plan(1)

10.4 Patent License Agreement between the Company and Brigham and Women's Hospital, Inc., dated April 17, 1996(5)

10.5 Form of Warrant to purchase an aggregate of 150,000 shares of common stock, dated August 26, 1996(6)

10.6 Common Stock Purchase Agreement by and among the Company and the persons listed on the Schedule of Investors attached thereto as Exhibit
A, dated January  21,  1997(7)

10.7    Facility  Lease  dated  January  31,  1997  for  7  Studebaker(8)

10.8 Common Stock Purchase Agreements by and among the Company and the persons indicated therein, dated April 15 and April 11, 1998(3)

10.9 Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C. (filed as Exhibit 4 to Form 8-K filed on June 3, 1999) (9)

10.10 Debenture dated June 7, 1999 between the Company and Brown Simpson Strategic Growth Fund, Ltd. (filed as Exhibit 4.1 to Form 8-K filed on June 14,
        1999)  (10)

10.11 Debenture dated June 7, 1999 between the Company and Brown Simpson Strategic Growth Fund, L.P. (filed as Exhibit 4.2 to Form 8-K filed on June 14,
1999)  (10)

10.12 Securities Purchase Agreement dated June 7, 1999 among the Company and the Purchasers. (filed as Exhibit 10.1 to Form 8-K filed on June 14, 1999) (10)

10.13 Registration Rights Agreement dated June 7, 1999 among the Company and the Purchasers. (filed as Exhibit 10.2 to Form 8-K filed on June 14, 1999) (10)

10.14 Debenture dated July 29, 1999 between the Company and Brown Simpson Strategic Growth Fund, Ltd., (filed as Exhibit 4.1 to Form 8-K filed on August 6, 1999) (11)

10.15 Debenture dated July 29, 1999 between the Company and Brown Simpson Strategic Growth Fund, Ltd. (filed as Exhibit 4.1 to Form 8-K filed on August 6, 1999) (11)

10.16 Securities Purchase Agreement dated July 29, 1999 among the Company and the Purchasers. (filed as Exhibit 10.1 to Form 8-K filed on August 6, 1999)
(11)

10.17 Registration Rights Agreement dated July 29, 1999 among the Company and the Purchasers. (filed as Exhibit 10.2 to Form 8-K filed on August 6, 1999)
(11)

10.18 Loan and Security Agreement dated July 29, 1999 between the Company and TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

10.15 Streamlined Facility Agreement dated July 29, 1999 between the Company and TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

10.16 Continuing Guaranty dated July 29, 1999 by the AMP in favor of TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

10.17 Security Agreement dated July 29, 1999 between AMP and TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

23.1    Consent  of  KPMG  LLP*

27.1    Financial  Data  Schedule*
__________

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

(3) Previously filed with the Company's current report on Form 8-K dated April 15, 1998 as filed with the Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

(4) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(5) Previously filed with the Company's Current Report on Form 8-K, as amended, as filed with the Securities and Exchange Commission on April 26, 1996, and incorporated herein by reference.

(6) Previously filed with the Company's Current Report on Form 8-K dated as filed with the Securities and Exchange Commission on September 10, 1996, and incorporated herein by reference.

(7) Previously filed with the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 1997, and incorporated herein by reference.

(8) Previously filed with the Company's Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 1996, and incorporated herein by reference.

(9) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on June 3, 1999, and incorporated herein by reference.

(10) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on June 14, 1999, and incorporated herein by reference.

(11) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1999, and incorporated herein by reference.

*       Filed  herewith.

(b)     REPORTS  ON  FORM  8-K

     None