Form 10-Q
period 2000-03-31
ENDOCARE INC
filed 2000-05-15
CIK 1003464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark  One)
[X]     Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
     or
[   ]     Transition  report  pursuant  to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

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

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on May 11, 2000 was 12,380,552.

                                 ENDOCARE, INC.
                     FORM 10-Q, QUARTER ENDED MARCH 31, 2000
                                      INDEX

                                                                          PAGE
                                                                          ----
          Part I. Financial Information
Item 1..  Financial Statements (unaudited)

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2000 and 1999                          3

          Condensed Consolidated Balance Sheets at March 31, 2000
          and December 31, 1999                                               4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2000 and 1999                          5

          Notes to Condensed Consolidated Financial Statements                6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

Item 3    Quantitative and Qualitative Disclosures About Market Risk         17

          Part II. Other Information

Item 1    Legal Proceedings                                                  18

Item 2    Changes in Securities                                              18

Item 3    Defaults Upon Senior Securities                                    18

Item 4    Submission of Matters to a Vote of Security Holders                18

Item 5    Other Information                                                  18

Item 6    Exhibits and Reports on Form 8-K                                   18

Signature Page                                                               19

                          ITEM 1. FINANCIAL STATEMENTS


                          ENDOCARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                                    MARCH  31,
                                              2000            1999
                                         ---------------  -------------
Revenues:
Net product sales . . . . . . . . . . .  $    1,137,910   $    397,317
Mobile cryosurgical procedures. . . . .         173,120        259,804
                                         ---------------  -------------
Total revenues. . . . . . . . . . . . .       1,311,030        657,121
                                         ---------------  -------------

Costs and expenses:
Cost of  product sales. . . . . . . . .         518,107        259,574
Cost of mobile cryosurgical procedures.          97,223         89,234
Research and development. . . . . . . .         723,708        531,292
Selling, general and administrative . .       2,660,430      1,671,986
                                         ---------------  -------------
Total costs and expenses. . . . . . . .       3,999,468      2,552,086
                                         ---------------  -------------

Loss from operations. . . . . . . . . .      (2,688,438)    (1,894,965)
Interest income (expense), net. . . . .     (   325,230)        51,288
                                         ---------------  -------------
Net loss. . . . . . . . . . . . . . . .  $   (3,013,668)  $ (1,843,677)
                                         ===============  =============

Net loss per share of common stock -
basic and diluted . . . . . . . . . . .  $        ( .27)  $      ( .17)
                                         ===============  =============

Weighted average shares of common stock
outstanding . . . . . . . . . . . . . .      11,299,878     10,714,000
                                         ===============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENDOCARE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,     DECEMBER 31,
                                                       2000          1999
                                                   (UNAUDITED)
                                                   ------------   -------------
                        ASSETS
Current assets:
Cash and cash equivalents                          $ 5,122,936   $   7,364,951
Accounts receivable, net                               910,939         958,145
Inventories                                          1,362,723       1,278,785
Prepaid expenses and other current assets              174,861         166,969
                                                   ------------  --------------

Total current assets                                 7,571,459       9,768,850

Property and equipment, net                          1,108,241         962,720
Deferred financing costs and other assets, net       2,516,016       2,264,803
                                                   ------------  --------------

Total assets                                      $ 11,195,716   $  12,996,373
                                                  =============  ==============

        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable                                  $  1,991,952   $    1,517,470
Accrued compensation                                   674,361         910,103
Other accrued liabilities                            1,164,008         896,210
                                                  -------------  --------------
Total current liabilities                            3,830,321       3,323,783

Convertible debentures                               8,000,000       8,000,000
Note payable and other liabilities                   2,140,803       2,153,082
                                                  -------------  --------------
Total liabilities                                   13,971,124      13,476,865

Shareholders' deficiency
Preferred stock, $.001 par value; 1,000,000 shares
authorized; none issued and outstanding                     --              --
Common Stock, $.001 par value; 11,384,030
and 11,248,323 issued and outstanding at
March 31, 2000 and December 31, 1999,
respectively                                            11,384          11,248
Additional paid-in capital                          21,028,628      20,310,010
Note receivable from stock sale                   (  1,028,125)     (1,028,125)
Accumulated deficit                                (22,787,295)    (19,773,625)
                                                  -------------  --------------
Total shareholders' deficiency                    (  2,775,408)       (480,492)
                                                 --------------  --------------

Subsequent events
Contingencies
Total liabilities and shareholders' deficiency   $  11,195,716   $  12,996,373
                                                 ==============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENDOCARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                     2000               1999
                                                   ------------    -------------
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . .  $ (    3,013,668)  $ ( 1,843,677)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization . . . . . . . .            96,217          37,631
Amortization of warrant value . . . . . . . . .          96,761          34,761
Amortization of deferred financing costs. . . . .       188,335              --
Changes in operating assets and liabilities:
Accounts receivable . . . . . . . . . . . . . .          47,206     (   258,563)
Inventories . . . . . . . . . . . . . . . . .    (      270,038)    (   600,255)
Prepaid expenses and other current assets . . . .(        7,892)    (   125,772)
Other assets. . . . . . . . . . . . . . . .      (        4,998)    (    47,499)
Accounts payable. . . . . . . . . . . . . . . . .       474,482         624,077
Accrued compensation. . . . . . . . . . . . . . .(      235,743)    (     2,275)
Other accrued liabilities . . . . . . . . . . . .       267,798         292,507
Deferred revenue and other. . . . . . . . . . . .(       12,280)             --
                                                  --------------    ------------
Net cash used in operating activities . . . . . .(    2,373,820)    ( 1,889,065)
                                                  --------------    ------------
Cash flows from investing activities:
Purchases of property and equipment . . . . . . .(       55,188)    (   148,850)
                                                  --------------    ------------
Net cash used in investing activities . . . . .  (       55,188)    (   148,850)
                                                  --------------    ------------
Cash flows from financing activities:
Issuance of common stock. . . . . . . . . . . . . .     186,993          20,854
                                                  --------------    ------------
Net cash provided by financing activities . . . .       186,993          20,854
                                                  --------------    ------------
Net decrease in cash and cash equivalents . . . .  (  2,242,015)    ( 2,017,061)
Cash and cash equivalents, beginning of period. .     7,364,951       6,285,800
                                                  --------------    ------------
Cash and cash equivalents, end of period. . . . . $   5,122,936    $  4,268,739
                                                   ============     ============
Non-cash activities:
Acquisition of trademark and domain name through
Issuance of 20,000 shares of common stock . . . . $     435,000              --
Transfer of inventory to property and equipment
for placement at customer sites . . . . . . . . .       186,100              --
                                                  -------------    -------------
Total non-cash activities . . . . . . . . . . . ..$     621,100              --
                                                  =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENDOCARE, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     Organization  and  Operations  of  the  Company

Endocare, Inc. (the "Company" or "Endocare") is a medical device company that develops, manufactures and markets cryosurgical and stent technologies for applications in oncology and urology. The Company has initially concentrated on developing devices for the treatment of the two most common diseases of the prostate, prostate cancer and benign prostate hyperplasia. The Company is also developing cryosurgical technologies for treating tumors in other organs, including the kidney, breast and liver.

2.     Basis  of  Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
Financial results for this interim period are not necessarily indicative of results to be expected for the full year 2000.

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







4.     Supplemental  Financial  Statement  Data

                   MARCH 31,   DECEMBER 31,
                      2000         1999
                 -----------    ----------

Inventories:
Raw materials . .  $  650,096  $   481,141
Work in process .     167,877      310,651
Finished goods. .     544,750      486,993
                   ----------  -----------

Total inventories  $1,362,723  $ 1,278,785
                   ==========  ===========


5.     Net  Loss  Per  Share

The Company has adopted SFAS No. 128, "Earnings Per Share." Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the consolidated loss (numerator), shares (denominator) and per-share amounts for the three months ended March 31, 1999 and March 31, 2000 are $(1,844,000), 10,714,000 $(0.17), and $(3,014,000), 11,300,000 and $(0.27),
respectively. As the Company has been in a net loss position for the periods presented, the potential dilution from the conversion of options, warrants and convertible debentures to common stock of approximately 3,449,800 and 5,038,000 for the three months ended March 31, 1999 and 2000, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS.

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

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized below:


                                                  Three Months Ended
                                                        March 31
                                                          1999
                                                   -----------------
Net revenue:
Endocare
Net product sales                                    $     417,147
AMP
Mobile cryosurgical procedures                             259,804
Adjustments - elimination of intercompany activities   (     19,830)
                                                      --------------
Combined                                              $     657,121
                                                      ==============

Net Loss:
Endocare                                              $  (1,868,185)
AMP                                                          44,338
Adjustments - elimination of intercompany activities   (     19,830)
                                                      --------------
Combined                                              $  (1,843,677)
                                                      ==============


     Adjustments have been made to eliminate the impact of intercompany activities from Endocare to AMP. Procedural revenue is recognized upon completion of procedures.

7.   Debt

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

The fair value of the purchasers' two call options described above totaling $1,600,000, has been estimated using the Black-Scholes pricing model and is reflected in deferred financing costs and other assets in the accompanying condensed consolidated balance sheets as of December 31, 1999 and March 31, 2000. This amount is being amortized to interest expense over the lives of the call options.

     Credit  Facility

On July 29, 1999, the Company entered into a Loan and Security agreement with a lender which provides for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). As of December 31, 1999 and March 31, 2000, $2,000,000 of the loan is outstanding. The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% for the portion of the loan based on eligible account receivables or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants. The Company is in compliance with the restrictive covenants of the agreement as of March 31, 2000.

8.     Stockholders  Rights  Plan

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

9.     Legal  Proceedings

     In March, 2000, the Company filed patent infringement lawsuits against Israeli-based Galil Medical, Ltd, Galil Medical USA, Inc. and Cryomedical
Sciences, Inc. The suits filed in the U.S. District Court for the Central District of California, allege that these companies have begun marketing cryosurgical systems and components that incorporate Endocare's patented temperature monitoring technology. Endocare's suits seek damages and injunctive relief with respect to products which are found to infringe Endocare's proprietary technology. The suits are in the early stage of discovery.

The Company, in the normal course of business, is subject to various legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

From time to time, the Company has received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore that the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. Management does not expect any material adverse effect on the consolidated financial condition or the results of operations because of such actions.

10.     Subsequent  Events

On May 5, 2000, the Company received $8,000,000 from the sale of additional 7% convertible debentures to institutional investors pursuant to the purchase options discussed in Note 7 to the condensed consolidated financial statements. The same investors originally purchased $8,000,000 of convertible debentures in 1999. In April 2000, $5,000,000 of the original $8,000,000 in convertible debentures sold to the investors in 1999 was converted into 975,609 shares of common stock under the terms of the original agreement.

In April 2000, the Company increased the revolving portion of its credit facility from $2,000,000 to $4,000,000 in addition to the $1,000,000 based on eligible accounts receivable of the Company.

ITEM  2.

                                 ENDOCARE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1, the audited consolidated financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

General

Endocare is a fully-integrated medical device company that develops, manufactures and markets cryosurgical and stent technologies for applications in oncology and urology. The Company has initially concentrated on developing devices for the treatment of the two most common diseases of the prostate - prostate cancer and benign prostate hyperplasia. The Company is also developing its cryosurgical technologies for treating tumors in other organs, including the kidney, breast and liver.

On June 30, 1999, Endocare merged with Advanced Medical Procedures, LLC ("AMP"), a company that operates a mobile cryosurgical business. AMP provides urologists and surgical specialists the option of utilizing Endocare's targeted cryosurgery for the treatment of prostate and liver cancer on a procedural basis. Endocare recognizes procedural revenue upon the completion of procedures. The acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the acquisition have been restated as though the companies had been combined.

Results  of  Operations

Product  revenue  for  the  three  months  ended  March 31, 2000 increased  187%
to $1,138,000 compared to $397,000 in 1999. The increase was attributable primarily to the third quarter 1999 launch of the Company's cryosurgical technology in conjunction with Medicare's July 1, 1999 implementation of national coverage for localized prostate cancer. The Company also experienced increased general surgery system sales in Asia in 2000.

Revenue from mobile cryosurgical procedures for the three months ended March 31, 2000 decreased 33% to $173,000 compared to $260,000 in 1999. The decrease corresponds to a change in procedure mix, including a reduction in liver cryosurgical procedures.

Gross margin on product sales was 54% for the three months ended March 31, 2000 compared to 35% in 1999. The increase is due to a mix of higher margin cryosurgical probe and system sales in 2000 coupled with a reduction in product costs due to increased manufacturing efficiencies.

Gross margin on mobile cryosurgical procedures was 44% for the three months ended March 31, 2000 compared to 66% in 1999. The decrease is due to a change in procedure mix, including fewer higher margin cryosurgical liver procedures performed in 2000.

Research and development expense for the three months ended March 31, 2000 increased 36% to $724,000 compared to $531,000 in 1999. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement, new product development efforts and clinical costs associated with the Horizon Prostatic Stent.

Selling, general and administrative expense for the three months ended March 31, 2000 increased 59% to $2,660,000 compared to $1,672,000 in 1999. The increase reflects increased sales and marketing costs associated with the launch of Endocare's cryosurgical product for prostate cancer and an almost doubling of Endocare's direct sales and marketing personnel between periods.

Interest income (expense), net for the three months ended March 31, 2000 was $(325,000) compared to $51,000 in 1999. The increase was due to interest expense, including the amortization of deferred financing costs, associated with the issuance of debt in the middle of 1999, partially offset by interest income.

Endocare's net loss for the three months ended March 31, 2000 was $3,014,000, or 27 cents per share on 11,300,000 weighted average shares outstanding, compared to a net loss of $1,844,000 or 17 cents per share on 10,714,000 weighted average shares outstanding for the same period in 1999. The increase in net loss resulted from higher research and development costs, higher selling, general and administrative expenses and increased interest expense partially offset by increased revenues and lower cost of sales.

Liquidity  and  Capital  Resources

At March 31, 2000, Endocare's cash and cash equivalent balance was $5,123,000 compared to $7,365,000 at December 31, 1999.

For the three months ended March 31, 2000, net cash used by operating activities was approximately $2,374,000 compared to $1,890,000 for the same period in 1999. Working capital has been used as Endocare's operations have increased in 2000. Net accounts receivable was $911,000 at March 31, 2000, compared to $958,000 at December 31, 1999. In conjunction with the launch of Endocare's cryosurgical technology for prostate cancer, inventory increased to $1,363,000 at March 31, 2000, compared to $1,279,000 at the beginning of the year. Additions to property and equipment during the first three months of 2000 were approximately $55,000. Additionally, $186,000 of inventory was transferred to property and equipment in 2000 under the Company's cryosurgical placement program. Working capital was provided as accounts payable and other current liabilities increased to $3,830,000 from $3,324,000 at December 31, 1999.

At March 31, 2000, Endocare's net working capital was $3,741,000 and the ratio of current assets to current liabilities was 2 to 1.

In June and July 1999, Endocare received a total of $8,000,000 from the sale of its 7% convertible debentures which are due in three years. In addition, in July 1999, the Company entered into a Loan and Security Agreement which provides for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). As of March 31, 2000, $2,000,000 of the Loan is outstanding. The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants. Subsequent to March 31, 2000, the Company received an additional $8,000,000 through the sale of its 7% convertible debentures which are due in three years and increased its credit facility to $5,000,000. Additionally, $5,000,000 of the original $8,000,000 in convertible debentures sold to the investors in 1999 was converted into 975,609 shares of common stock under the terms of the original agreement.

The Company expects to incur operating losses because its products will require substantial expenditures relating to among other matters, development, clinical testing, regulatory compliance, manufacturing and marketing. However, the Company believes that its existing cash resources and credit facility will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs for the next year. If the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time. The Company expects that to meet its long-term needs it will need to raise substantial additional funds through the sale of its equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties.

Other  Matters

Accounting  Principles

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities. Under the standard, entities must recognize all derivitives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133. Therefore, the Company believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB NO. 101A in March 2000. SAB 101A delayed the implementation date of SAB No. 101. These SAB's, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the second quarter of 2000. The Company is currently assessing the impact of adoption on its consolidated financial statements.

Factors  that  May  Affect  Future  Results  and  Trading  Price of Common Stock

Before deciding to invest in the Company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have only a limited operating history and we expect to continue to generate losses. Since our inception, we have engaged primarily in research and development and have minimal experience in manufacturing, marketing and selling our products in commercial quantities.

We have incurred annual operating losses since inception. For the fiscal years ended December 31, 1997, 1998 and 1999 and the three month period ended March 31, 2000, we had net losses of approximately $4.0 million, $4.9 million, $9.3 million and $3.0 million, respectively. As of March 31, 2000, our accumulated deficit was approximately $22.8 million. We may not be able to successfully develop or commercialize our current or future products, achieve significant revenues from sales or procedures or achieve or sustain profitability. We expect to continue to incur operating losses because our products will require substantial expenditures relating to, among other matters, development, clinical testing, regulatory compliance, manufacturing and marketing.

Our products may not achieve market acceptance, which could limit our future revenue. Certain of our products, including our Cryocare System, are in the early stages of market introduction. Our products may not be accepted by potential customers. We believe that recommendations and endorsements of physicians and patients and sufficient reimbursement by health care payers will be essential for market acceptance of our Cryocare System and other products, and these recommendations and endorsements may not be obtained and sufficient reimbursement may not be forthcoming. Cryosurgery has existed for many years, but has not been widely accepted due to concerns regarding safety and efficacy of first generation technologies, limited reimbursement by third party payers and widespread use of alternative therapies. Our ability to successfully market our Cryocare System is dependent upon acceptance of cryosurgical procedures in the United States and certain international markets. Any future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from our products or the products of our competitors, could adversely affect acceptance of cryosurgery. Emerging new technologies and procedures to treat cancer, prostate enlargement and other prostate disorders also may negatively affect the market acceptance of cryosurgery. Our Cryocare System and our other products may not gain any significant degree of market acceptance among physicians, patients and health care payers. If our products do not achieve market acceptance, our future revenue will be limited.

We may not be successful in developing or marketing our products. Our growth depends in large part on continued ability to successfully develop and commercialize our current products under development or any new products. Several of our products are in varying stages of development. Our stents are in pre-clinical studies or clinical trials and have not been approved for marketing in the United States. We also are developing enhancements to our Cryocare
System. We may experience difficulties that could delay or prevent the successful development and commercialization of our current products under development or any new products. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome prior to obtaining necessary regulatory or reimbursement approvals. Our failure to successfully develop and commercialize new products or to achieve significant market acceptance would have a significant negative effect on our financial condition.

There is uncertainty relating to third party reimbursement which is critical to market acceptance of our products. In the United States, health care providers, such as hospitals and physicians, that purchase our products generally rely on third party payers, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving our products. National Medicare reimbursement rates are in the process of being established for certain uses of our Cryocare System product. While certain private health insurance companies pay for the procedures in which our products are used in certain areas of the United States, private insurance reimbursement may not be adopted nationally or by additional insurers. Reimbursement levels from Medicare or private insurers may not be sufficient to induce physicians to perform, and patients to elect, procedures utilizing our products. Further, we anticipate that, under the prospective payment system used by private health care payers, the cost of our products will be incorporated into the overall cost of the procedures in which they are used and that there will be no separate, additional reimbursement for our products. This also may discourage the use of our products. Furthermore, we could be negatively affected by changes in reimbursement policies of government or private health care payers, particularly to the extent any such changes affect reimbursement for procedures in which our products are used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payers for procedures involving our products could have a significant negative effect on our financial condition.

We have limited sales and marketing experience and if we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products. We have limited experience marketing and selling our products, and do not have experience marketing and selling our products in commercial quantities.

We derive the majority of our revenues from the sales of Cryocare Systems and expect that sales of Cryocare Systems will continue to constitute the majority of sales for the foreseeable future. Any factor negatively impacting the sales or usage of Cryocare Systems would have a significant effect on our business.
In March 1999, we exercised our right to terminate our exclusive worldwide distribution agreement with Boston Scientific Corporation pursuant to which Boston Scientific had agreed to market and distribute the Cryocare System, our principal product. As a result, future sales of the Cryocare System will be dependent on our marketing efforts. We may not be able to successfully expand our sales and marketing capabilities in order to effectively commercialize the Cryocare System product.

We believe that, to become and remain competitive, we will need to continue to develop third party international distribution channels and a direct sales force for our products. If we enter into third party marketing arrangements, our percentage share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. Establishing marketing and sales capabilities sufficient to support sales in commercial quantities will require significant resources. We may not be able to recruit and retain direct sales personnel, succeed in establishing and maintaining any third party distribution channels or succeed in our future sales and marketing efforts.

We may not be able to obtain effective patents to protect our technologies from use by other companies with competitive products, and patents of other companies could prevent us from developing or marketing our products. Our success will depend, to a significant degree, on our ability to secure and protect intellectual property rights relating to our technology. While we believe that the protection of patents or licenses is important to our business, we also rely on trade secrets, know-how and continuing technological innovation to maintain our competitive position. We cannot ensure that (1) we were the first to invent the technologies covered by our patents or pending patent applications, (2) we were the first to file patent applications for these inventions, (3) any of our pending patent applications will result in issued patents, (4) others will not independently develop similar or alternative technologies or duplicate any of our technologies, (5) our patents will provide a basis for commercially viable products or will provide us with any competitive advantages, and (6) our processes or products do not or will not infringe patents or proprietary rights of others. We have recently filed complaints for patent infringement in the U.S. District Court for the Central District of California against two competitors. The complaints seek damages and injunctive relief to prevent these competitors from marketing cryosurgical systems and components incorporating our patented temperature monitoring technology. This litigation and any other litigation necessary to protect our patent position could be costly, and it is possible that we will not have sufficient resources to fully pursue this litigation or to protect our other patent rights. If we are unsuccessful in these lawsuits, our competitors may be able to use our temperature monitoring technology. This outcome, or any adverse outcome in litigation relating to the validity of our patents, or any other failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, from time to time, we have received correspondence alleging infringement of proprietary rights of third parties. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We try to preserve the confidentiality of our technology by entering into confidentiality agreements with our employees, consultants, customers, and key vendors and by other means. These measures may not, however, prevent the unauthorized disclosure or use of such technology.

We are faced with intense competition and rapid technological and industry change and, if our competitors' existing products or new products are more effective than our products, the commercial opportunity for our products will be reduced or eliminated. The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market products that are superior to our products. We face intense competition from other surgical device manufacturers, as well as, in some cases, from pharmaceutical companies. Many of our competitors are significantly larger than us and have greater financial, technical, research, marketing, sales, distribution and other resources than us. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments, that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may succeed in obtaining regulatory approval, and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner. The medical device industry generally, and the urological disease treatment market in particular, are characterized by rapid technological change, changing customer needs, and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations.

If we are unable to obtain additional capital to fund our operations when needed, our product development efforts would be adversely affected, causing our business, operating results, financial condition and prospects to be materially harmed. If we undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, we may require additional outside financing. We expect that, to meet our long-term needs, we will need to raise substantial additional funds through the sale of our equity securities or the incurrence of additional debt or through collaborative arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a significant negative effect on our business, operating results, financial condition and prospects.

We have limited manufacturing experience. We have limited experience in producing our products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Our failure to overcome these manufacturing problems could negatively impact our business and financial condition. We use internal manufacturing capacity in our manufacturing efforts. Certain of our purchased components and processes are currently available from or performed by a single vendor. Any supply interruption from a single source vendor would have a significant negative effect on our ability to manufacture our products until a new source of supply is qualified and, as a result, could have a significant negative effect on our business and financial condition. Further, the ability of third party manufacturing sources to deliver components will affect our ability to commercialize our products, and our dependence on third party sources may have a negative effect on our profit margins. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA's Good Manufacturing Practices regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost-effective manner or to maintain compliance with the FDA's Good Manufacturing Practices or other regulatory requirements could have a significant negative effect on our financial condition.

Failure to attract and retain skilled personnel could hinder our research and development and sales and marketing efforts and our ability to obtain financing. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel, including Paul W. Mikus, our Chief Executive Officer. None of these individuals is bound by an employment agreement or covered by an insurance policy of which we are the beneficiary. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our research and development and sales and marketing efforts and our ability to obtain financing and thereby materially harm our business and financial condition.

Government regulation can have a significant impact on our business. Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions which vary from country to country. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. We may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of our products. Any such position by the FDA, or change of position by the FDA, may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. We may not be able to obtain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

We may be negatively impacted by product liability and product recall. The manufacture and sale of medical products entails significant risk of product liability claims or product recalls. Our existing insurance coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the clinical trials or sales of our products. We may require increased product liability coverage as our products are commercialized. Insurance is expensive and may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our products, could have a significant negative effect on our business and financial condition.

We may experience fluctuations in our future operating results. If our revenue declines in a quarter from the revenue in the previous quarter, our earnings will likely decline because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, due to a decrease in revenue or for some other reason, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

Our business is exposed to risks related to acquisitions and mergers. As part of our strategy to commercialize our products, we may acquire one or more businesses, such as a related company that would use our products in clinical applications. In June 1999, we consummated a business combination with Advanced Medical Procedures, LLC, a regional mobile cryosurgery service company that provides our cryosurgical equipment for the treatment of prostate and liver cancer on a procedural basis. We may not be able to effectively integrate our business with that of Advanced Medical Procedures or any other business we may acquire or merge with or effectively utilize the business acquired to develop and market our products. The failure to integrate an acquired company or acquired assets into our operations may cause a drain on our financial and managerial resources, and thereby have a significant negative effect on our business and financial results.

If we fail to satisfy the continued listing requirements of the Nasdaq SmallCap Market, our stock could become subject to the SEC's Penny Stock Rules, making the stock difficult to sell. Our common stock began trading on the Nasdaq SmallCap Market on February 28, 1997 and has a limited trading history. We have applied for listing of our common stock on the Nasdaq National Market, but currently have not yet been approved for trading on that market. If we are unable to maintain the standards for quotation on the Nasdaq SmallCap Market (or the Nasdaq National Market, if approved), the ability of our investors to resell their shares may be limited. In addition, our securities may be subjected to "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell or make a market in such securities. This could affect the ability or willingness of broker-dealers to sell or make a market in our securities and the ability of holders of our securities to sell their securities in the secondary market.

Our stock price may fluctuate significantly, making it difficult to resell shares when an investor wants to at prices they find attractive. The market prices for securities of emerging companies have historically been highly volatile. Future announcements concerning us or our competitors could cause such volatility including: our operating results, technological innovations or new commercial products, corporate collaborations, government regulation, developments concerning proprietary rights, litigation or public concern as to the safety of our products, investor perception of us and our industry, and general economic and market conditions. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high technology companies in particular, which are often unrelated to the operating performance of these companies.

The future sales of shares of our common stock may negatively affect our stock price. Future sales of our common stock (including shares issued upon the exercise of outstanding options and warrants and the conversion of convertible debentures) could have a significant negative effect on the market price of our common stock. Such sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

Anti-takeover provisions in our charter may have a possible negative effect on our stock price. Certain provisions of our Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. In March 1999, our board of directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. These provisions may make it more difficult for stockholders to take certain corporate actions and may have the effect of delaying or preventing a change in control. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. You can find these statements under "Factors That May Affect Future Results and Trading," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in other documents filed with the SEC.

We typically use terms such as "may," "will," "expect," "anticipate," "intend," "plan," "believe," "seek" and "estimate" and similar words to identify forward-looking statements, although we express some forward-looking statements differently. You should be aware that these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control and are difficult to predict, and that our actual results could differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors, including:

-     failure  to  successfully  commercialize  our  products

-     failure  to  develop  new  products

-     competitive  factors

-     general  economic  conditions

-     failure  to  achieve  positive  results  in  clinical  trials

- uncertainty regarding our patents and patent rights and costs of patent litigation (including the material harm to us if there were an unfavorable outcome of any such litigation)

-     government  regulation

-     technological  change

You should also consider carefully the statements under "Factors That May Affect Future Results and Trading" and other sections of this report and in the other documents filed with the SEC, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. You should not place undue reliance on our forwarding-looking statements, which reflect our management's view only as of the date of this report. We have no plans to update these forward-looking statements.

ITEM  3.


                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company's financial instruments include cash, cash equivalents and notes receivable. At March 31, 2000, the carrying values of its financial instruments approximated their fair values.

The Company's policy is not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure. In addition, the Company does not enter into any futures or forward contracts and therefore it does not have significant market risk exposure with respect to commodity prices.

The Company maintains a $5,000,000 credit facility bearing interest at the highest prime rate or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The current rate of interest on the credit facility is approximately 12.5%. This is the Company's only debt which does not have a fixed-rate of interest. A significant change in interest rates would not materially impact the Company's consolidated financial statements. The credit facility expires in July 2001.

PART  II.  OTHER  INFORMATION

Item  1.     Legal  Proceedings

In March, 2000, the Company filed patent infringement lawsuits against Israeli-based Galil Medical, Ltd, Galil Medical USA, Inc. and Cryomedical
Sciences, Inc. The suits filed in the U.S. District Court for the Central District of California, allege that these companies have begun marketing cryosurgical systems and components that incorporate the Company's patented temperature monitoring technology. The Company's suits seek damages and injunctive relief with respect to products which are found to infringe the Company's proprietary technology. The suits are in the early stage of discovery.

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

Item  2.     Changes  in  Securities

     Stock  Options

During the period from January 1, 2000 through March 31, 2000, the Company granted stock options to 48 individuals covering an aggregate of 242,500 shares of its common stock. All such options were granted at exercise prices equaling fair market value on the date of grant, vest over a four year period, and are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

Item  3.     Defaults  Upon  Senior  Securities

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     None.

Item  5.     Other  Information

     None

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

               Exhibit  27  -  Financial  Data  Schedule

     (b)     Reports  on  Form  8-K  --  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May  12,  2000

                                ENDOCARE,  INC.

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