Form 10-Q
period 2000-06-30
ENDOCARE INC
filed 2000-08-14
CIK 1003464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)
[X]     Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
     or
[   ]     Transition  report  pursuant  to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

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

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on August 4, 2000 was 13,217,544.

                                 ENDOCARE, INC.
                     FORM 10-Q, QUARTER ENDED JUNE 30, 2000
                                      INDEX

                                                                                     PAGE
                                                                                     -----
                                    Part I. Financial Information

Item 1.   Financial Statements (unaudited)

             Condensed Consolidated Statements of Operations for the
             three and six months ended June 30, 2000 and 1999                           3

             Condensed Consolidated Balance Sheets at June 30, 2000
             and December 31, 1999                                                       4

             Condensed Consolidated Statements of Cash Flows for the
             Six months ended June 30, 2000 and 1999                                     5

             Notes to Condensed Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    17

                                    Part II. Other Information

Item 1.   Legal Proceedings                                                             18

Item 2.   Changes in Securities                                                         18

Item 3.   Defaults Upon Senior Securities                                               18

Item 4.   Submission of Matters to a Vote of Security Holders                           18

Item 5.   Other Information                                                             18

Item 6.   Exhibits and Reports on Form 8-K                                              18

Signature Page                                                                          19

                          ITEM 1. FINANCIAL STATEMENTS


                          ENDOCARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE  30,                           JUNE  30
                                                  2000               1999              2000              1999
                                             -------------       -----------      ------------      -------------
Revenues:
Net product sales . . . . . . . . . . .     $   1,393,053       $   292,676       $ 2,530,962            689,993
Mobile cryosurgical procedures. . . . .           172,160           313,834           345,280            573,638
                                             -------------       -----------      ------------      -------------
Total revenues. . . . . . . . . . . . .         1,565,213           606,510         2,876,242          1,263,631
                                             -------------       -----------      ------------      -------------

Costs and expenses:
Cost of  product sales. . . . . . . . .           634,050           197,309         1,152,157            456,883
Cost of mobile cryosurgical procedures.           120,637           120,278           217,860            209,512
Research and development. . . . . . . .           820,944           790,033         1,544,652          1,321,325
Selling, general and administrative . .         3,194,905         2,082,861         5,855,335          3,754,847
                                             -------------       -----------      ------------      -------------
Total costs and expenses. . . . . . . .         4,770,536         3,190,481         8,770,004          5,742,567
                                             -------------       -----------      ------------      -------------

Loss from operations. . . . . . . . . .       ( 3,205,323)       (2,583,971)      ( 5,893,762)       ( 4,478,936)
Interest income (expense), net. . . . .       (   146,070)            6,935       (   471,299)            58,223
                                             -------------       -----------      ------------       ------------
Net loss. . . . . . . . . . . . . . . .     $ ( 3,351,393)      $(2,577,036)     $( 6,365,061)     $ ( 4,420,713)
                                             ============        ===========      ============      =============

Net loss per share of common stock -
basic and diluted . . . . . . . . . . .     $       ( .27)      $      (.24)     $      ( .53)     $        (.41)
                                             ============        ===========      ============      =============

Weighted average shares of common stock
outstanding . . . . . . . . . . . . . .        12,535,000        10,744,000        11,917,000         10,729,000
                                              ============       ===========       ===========       ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENDOCARE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,       DECEMBER 31,
                                                               2000             1999
                                                            (UNAUDITED)
                                                          --------------   -------------
                                       ASSETS
Current assets:
  Cash and cash equivalents                               $  10,455,230    $  7,364,951
  Accounts receivable, net                                    1,009,162         958,145
  Inventories                                                 1,322,965       1,278,785
  Prepaid expenses and other current assets                     129,255         166,969
                                                            -----------     -----------

Total current assets                                         12,916,612       9,768,850

Property and equipment, net                                   1,366,424         962,720
Deferred financing costs and other assets, net                1,380,485       2,264,803
                                                            -----------     -----------

      Total assets                                         $ 15,663,521    $ 12,996,373
                                                            ===========     ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable                                         $  2,147,497    $  1,517,470
  Accrued compensation                                        1,008,382         910,103
  Other accrued liabilities                                   1,233,935         896,210
                                                            -----------     -----------

Total current liabilities                                     4,389,814       3,323,783

Convertible debentures                                        8,000,000       8,000,000
Note payable and other liabilities                            2,130,357       2,153,082
                                                            -----------     -----------
      Total liabilities                                      14,520,171      13,476,865

Shareholders' equity (deficiency)
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized; none issued and outstanding                          --              --
  Common Stock, $.001 par value; 13,206,077
    and 11,248,323 issued and outstanding at
    June 30, 2000 and December 31, 1999,
    respectively                                                 13,206          11,248
  Additional paid-in capital                                 28,296,957      20,310,010
  Note receivable from stock sale                           ( 1,028,125)    ( 1,028,125)
  Accumulated deficit                                       (26,138,688)    (19,773,625)
                                                            -----------      ----------
       Total shareholders' equity (deficiency)                1,143,350        (480,492)
                                                            -----------      ----------
Contingencies
  Total liabilities and shareholders' equity (deficiency)  $ 15,663,521    $ 12,996,373
                                                             ===========    ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENDOCARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             2000              1999
                                                           -----------     -----------
Cash flows from operating activities:
    Net loss. . . . . . . . . . . . . . . . . . . .     $  ( 6,365,061)  $ ( 4,420,713)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization . . . . . . .   .            274,501         143,781
    Amortization of warrant value . . . . . . . . .            191,674              --
    Amortization of deferred financing costs. . . .            284,114              --
Changes in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . .        (    51,017)    (   136,293)
    Inventories . . . . . . . . . . . . . . . . . .        (   527,334)    (   809,871)
    Prepaid expenses and other current assets . . .             37,460              --
    Other assets. . . . . . . . . . . . . . . . .          (    48,388)             --
    Accounts payable. . . . . . . . . . . . . . . .            630,027         849,830
    Accrued compensation. . . . . . . . . . . . . .             98,278         140,237
    Other accrued liabilities . . . . . . . . . . .            496,121         239,044
                                                           -----------     -----------
Net cash used in operating activities . . . . . . .        ( 4,979,625)     (3,993,985)
                                                           -----------     -----------
Cash flows from investing activities:
    Purchases of property and equipment . . . . . .        (    99,655)    (   372,720)
                                                           -----------     -----------
Net cash used in investing activities . . . . . . .        (    99,655)    (   372,720)
                                                           -----------     -----------
Cash flows from financing activities:
    Issuance of common stock. . . . . . . . . . . .            754,559          38,820
    Issuance of convertible debentures. . . . . . .          8,000,000       5,000,000
    Financing costs . . . . . . . . . . . . . . . .        (   585,000)    (   424,688)
                                                           -----------     -----------
Net cash provided by financing activities . . . . .          8,169,559       4,614,132
                                                           -----------     -----------
Net increase in cash and cash equivalents . . . . .          3,090,279         247,427
Cash and cash equivalents, beginning of period. . .          7,364,951       6,285,799
                                                           -----------     -----------
Cash and cash equivalents, end of period. . . . . .      $  10,455,230   $   6,533,226
                                                           ===========     ===========
Non-cash activities:
Convertible debentures and accrued interest
  converted to common stock, net of unamortized
  deferred financing costs . . . . . .                   $   6,606,164   $          --
Acquisition of trademark and domain name through
  issuance of 20,000 shares of common stock . . . .            435,000              --
Transfer of inventory to property and equipment for
  placement at customer sites . . . . . . . . . . .            483,154              --
Fair value of convertible debenture purchase option
  credited to additional paid in capital. . . . . .                 --       1,000,000
                                                           -----------     -----------
Total non-cash activities . . . . . . . . . . . . .      $   7,524,318   $   1,000,000
                                                           ===========     ===========

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

4.     Supplemental  Financial  Statement  Data

                     JUNE 30     DECEMBER 31
                       2000          1999
                   ----------     ----------
Inventories:
Raw materials . .  $  492,370    $   481,141
Work in process .     352,669        310,651
Finished goods. .     477,926        486,993
                   ----------     ----------

Total inventories  $1,322,965    $ 1,278,785
                   ==========     ==========

5.     Net  Loss  Per  Share

The Company has adopted SFAS No. 128, "Earnings Per Share." Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the consolidated loss (numerator), shares (denominator) and per-share amounts for the three months ended June 30, 1999 and June 30, 2000 are $(2,577,036), 10,744,000 and $(0.24), and $(3,351,393), 12,535,000 and $(0.27),
respectively. The loss (numerator), shares (denominator) and per share amount for the six months ended June 30, 1999 and 2000 are $(4,420,713), 10,729,000 and
$(.41),  and  $(6,365,061), 11,917,000 and $(0.53), respectively. As the Company has been in a net loss position for the periods presented, the potential dilution from the conversion of options, warrants and convertible debentures to common stock of approximately 4,454,000 and 4,310,000 for the three months ended June 30, 1999 and 2000, respectively, and 3,952,000 and 4,674,000 for the six months ended June 30, 1999 and 2000, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS.

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

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized below:


                                                        Three Months       Six Months
                                                            Ended             Ended
                                                        June 30, 1999    June 30, 1999
                                                      ----------------  ---------------
Net Revenue:
  Endocare
    Net product sales                                   $     324,756   $      741,903
  AMP
    Mobile cryosurgical procedures                            313,834          573,638
  Adjustments - elimination of intercompany activities    (    32,080)    (     51,910)
                                                      ----------------  ---------------
Combined                                                $     606,510   $    1,263,631
                                                      ================  ===============
Net Loss:
  Endocare                                              $ ( 2,537,574)  $   (4,405,759)
  AMP                                                     (     7,382)          36,956
  Adjustments-elimination of intercompany activities      (    32,080)      (   51,910)
                                                      ----------------  ---------------
Combined                                                $ ( 2,577,036)  $   (4,420,713)
                                                      ================  ===============

     Adjustments have been made to eliminate the impact of intercompany activities from Endocare to AMP. Procedural revenue is recognized upon completion of procedures.

7.     Debt

Convertible  Debentures

On June 7, 1999 and July 30, 1999, the Company received $5,000,000 and $3,000,000, respectively, from the sale of its 7% convertible debentures due in three years (the "Debentures"). Interest was payable annually in cash or, at the Company's option, in common stock at a price per share based on recent bid prices prior to the date interest is paid. Under the financing arrangements, the purchasers had options to purchase additional debentures for the aggregate principal amounts of $5,000,000 and $3,000,000. Under the circumstances described below, the Company could require the purchasers to exercise these purchase options. The $5,000,000 principal amount of the Debentures was originally due on June 7, 2002, and was eligible for conversion into the Company's common stock in whole or in part at the purchasers' option at any time on or prior to June 7, 2002 at a conversion price of $5.125 per share. The $3,000,000 principal amount of the Debentures was originally due on July 29, 2002, and was eligible for conversion into the Company's common stock in whole or in part at the purchasers' option at any time, subject to certain restrictions, on or prior to July 29, 2002 at a conversion price of $6.00 per share. The conversion prices were subject to certain anti-dilution adjustments. In addition to the purchasers' option to convert the $5,000,000 principal amount of the Debentures, the Company could have required the purchasers to convert the Debentures into common stock at a conversion price of $5.125 per share (subject to certain anti-dilution adjustments) if the bid price for the common stock as listed for quotation was above $8.00 per share for twenty (20) trading days during a consecutive thirty (30) trading day period, and certain other conditions were met. Subject to certain restrictions, the Company could have required that the purchasers convert the $3,000,000 principal amount of the debentures into common stock at a conversion price of $6.00 per share (subject to certain anti-dilution adjustments) if the bid price for the common stock as listed for quotation was above $9.00 per share for twenty (20) trading days during a consecutive thirty (30) trading day period, and certain other conditions were met. During the three months ended June 30, 2000, the original $8,000,000 in convertible debentures sold to the investors in 1999 was converted into 1,475,609 shares of common stock under the terms of the original agreements.

Under a securities purchase agreement, the purchasers had a call option exercisable at any time prior to June 7, 2002 to require that the Company sell to the purchasers an additional $5,000,000 principal amount of debentures. The additional debentures mature three years from the date they are issued, bear interest at 7% per annum and are convertible in whole or in part at a conversion price of $6.75 per share (subject to certain anti-dilution adjustments). The Company had a put option to require the purchasers to buy the $5,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation was more that $10.00 per share for the twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elected to exercise the put option, and if certain other conditions were met. The purchasers also had a call option exercisable at any time prior to July 29, 2002 to require the Company sell to the purchasers an additional $3,000,000 principal amount of debentures. The additional debentures mature three years from the date they are issued, bear interest at 7% per annum and are convertible in whole or in part at the option of the purchasers at any time prior to maturity into common stock at a conversion price of $6.75 per share (subject to certain anti-dilution adjustments). The Company had a put option to require the purchasers to buy the $3,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation was more than $9.00 per share for twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elected to exercise the put option, and certain other conditions were met On May 5, 2000, the Company received $8,000,000 from the sale of the additional 7% convertible debentures to institutional investors pursuant to the purchase options discussed above. Financing costs totaling $585,000 associated with the transaction are being amortized to interest expense over three years. The same investors originally purchased $8,000,000 of convertible debentures in 1999.

The fair value of the purchasers' two call options described above totaling $1,600,000, was estimated using the Black-Scholes pricing model and was reflected in deferred financing costs and other assets in the accompanying condensed consolidated balance sheet as of December 31, 1999. This amount was being amortized to interest expense over the original lives of the call options. The net unamortized balance totaling $1,156,728 was reclassified to additional paid in capital upon conversion of the original $8,000,000 of convertible debentures into common stock.

     Credit  Facility

On July 29, 1999, the Company entered into a Loan and Security agreement with a lender which originally provided for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). In April 2000, the Company increased the revolving portion of its credit facility from $2,000,000 to $4,000,000 in addition to the $1,000,000 based on eligible accounts receivable of the Company. As of December 31, 1999 and June 30, 2000, $2,000,000 of the loan is outstanding. The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% for the portion of the loan based on eligible account receivables or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants. The Company is in compliance with the restrictive covenants of the agreement as of June 30, 2000.


8.     Stockholders'  Rights  Plan

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


9.     Legal  Proceedings

In March 2000, the Company filed patent infringement lawsuits against Israeli-based Galil Medical, Ltd., and its U.S. affiliate, Galil Medical USA, Inc. (collectively, "Galil"), and against Cryomedical Sciences, Inc. The suits filed in the U.S. District Court for the Central District of California, allege that these companies have begun marketing cryosurgical systems and components that incorporate Endocare's patented temperature monitoring technology. Endocare's suits seek damages and injunctive relief with respect to products which are found to infringe Endocare's proprietary technology. Additionally, in May 2000, the Company filed suit for declaratory judgement of non-infringement and invalidity of four patents asserted by Galil. The declaratory judgement action, filed in the U.S. District Court for the Central District of California, seeks a declaration that the Company does not infringe any patents owned by Galil, and also seeks a declaration that the Galil patents are not valid. In August 2000, Galil submitted counterclaims alleging that the Company's cryosurgical system infringes two Galil patents. Galil seeks unspecified damages and injunctive relief with respect to the Company's cryosurgical system. The Company has requested that Galil withdraw the counterclaims on the grounds they are frivolous. Based on the Company's analysis of these patents, it believes it has meritorious defenses to these claims and intends to defend the litigation vigorously; however, defending the lawsuit could be costly and the ultimate outcome cannot be determined at this time. The suits are in the early stages of discovery. Management does not expect any material adverse effect on the Company's consolidated financial condition or the results of operations because of such actions.

The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

From time to time, the Company has received other correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore that the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. Management does not expect any material adverse effect on the consolidated financial condition or the results of operations because of such actions.

ITEM  2.

                                 ENDOCARE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1, and the audited consolidated financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Results  of  Operations

Product revenue for the three months ended June 30, 2000 increased 375% to $1,393,000 compared to $293,000 in 1999. The increase was attributable primarily to the third quarter 1999 launch of the Company's cryosurgical technology in conjunction with Medicare's July 1, 1999 implementation of national coverage for localized prostate cancer. The Company also experienced increased general surgery system sales in Asia in 2000.

Product revenue for the six months ended June 30, 2000 increased 267% to $2,531,000 compared to $690,000 in 1999. The increase is due to the reasons described above.

Revenue from mobile cryosurgical procedures for the three months ended June 30, 2000 decreased 45% to $172,000 compared to $314,000 in 1999. The decrease corresponds to a change in procedure mix, including a reduction in liver cryosurgical procedures.

Revenue from mobile cryosurgical procedures for the six months ended June 30, 2000 decreased 40% to $345,000 compared to $574,000 in 1999. The decrease is due to the reasons described above.

Gross margin on product sales was 54% for the three months ended June 30, 2000, compared to 32% in 1999. The increase is due to a mix of higher margin cryosurgical probe and system sales in 2000 coupled with a reduction in product costs due to increased manufacturing efficiencies.

Gross  margin  on  product  sales for the six months ended June 30, 2000 was 54%
compared  to  34%  for  the  same  period  in 1999.   The increase is due to the
reasons  described  above.

Gross margin on mobile cryosurgical procedures was 30% for the three months ended June 30, 2000, compared to 61% in 1999. The decrease is due to a change in procedure mix, including fewer higher margin cryosurgical liver procedures performed in 2000.

Gross margin on mobile cryosurgical procedures was 37% for the six months ended June 30, 2000, compared to 63% in 1999. The change in margins is attributable to the reasons described above.

Research and development expense increased 4% to $821,000 for the three months ended June 30, 2000, compared to $790,000 in 1999. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement, new product development efforts and clinical costs associated with the Horizon Prostatic Stent.

Research and development expense for the six months ended June 30, 2000 increased 17% to $1,545,000, compared to $1,321,000 for the same period in 1999. The increase is attributable to the reasons described above.

Selling, general and administrative expense for the three months ended June 30, 2000 increased 53% to $3,195,000 compared to $2,083,000 in 1999. The increase reflects increased sales and marketing costs associated with the launch of Endocare's cryosurgical product for prostate cancer and an approximate doubling of Endocare's direct sales and marketing personnel between periods.

Selling, general and administrative expense for the six months ended June 30, 2000 increased 56% to $5,855,000 compared to $3,755,000 for the same period in 1999. The increase is attributable to the reasons described above.

Interest income (expense), net for the three months ended June 30, 2000 was $(146,000) compared to $7,000 in 1999. The decrease was due to interest expense, including the amortization of deferred financing costs, associated with the issuance of debt in the middle of 1999, partially offset by interest income.

Interest income (expense), net for the six months ended June 30, 2000 was $(472,000) compared to $58,000 in 1999. The decrease is due to the reasons described above.

Endocare's  net loss for the three months ended June 30, 2000 was $3,351,000, or
 .27 cents per share on 12,535,000 weighted average shares outstanding, compared to a net loss of $2,577,000, or 24 cents per share on 10,744,000 weighted average shares outstanding for the same period in 1999. The increase in net loss resulted from higher research and development costs, higher selling, general and administrative expenses and increased interest expense, partially offset by increased revenues and lower cost of sales.

Endocare's net loss for the six months ended June 30, 2000 was $6,365,000 or .53 cents per share on 11,917,000 weighted average shares outstanding, compared to a net loss of $4,421,000 or 41 cents per share on 10,729,000 weighted average shares outstanding for the same period in 1999. The increase in net loss is attributable to the reasons described above.

Liquidity  and  Capital  Resources

At June 30, 2000, Endocare's cash and cash equivalent balance was $10,455,000 compared to $7,365,000 at December 31, 1999.

For the six months ended June 30, 2000, net cash used by operating activities was approximately $4,980,000 compared to $3,994,000 for the same period in 1999. Working capital has been used as Endocare's operations have increased in 2000. Net accounts receivable was $1,009,000 at June 30, 2000, compared to $958,000 at December 31, 1999. In conjunction with the launch of Endocare's cryosurgical technology for prostate cancer, inventory increased to $1,323,000 at June 30, 2000, compared to $1,279,000 at the beginning of the year. Additions to property and equipment during the first six months of 2000 were approximately $100,000. Additionally, $483,000 of inventory was transferred to property and equipment in 2000 under the Company's cryosurgical placement program. Working capital was provided as accounts payable and other current liabilities increased to $4,390,000 from $3,324,000 at December 31, 1999.

At June 30, 2000, Endocare's net working capital was $8,527,000 and the ratio of current assets to current liabilities was 2.9 to 1.

In June and July 1999, Endocare received a total of $8,000,000 from the sale of its 7% convertible debentures which were originally due in three years. In the second quarter, 2000, the $8,000,000 in convertible debentures was converted into 1,475,609 shares of common stock. In July 1999, the Company entered into a Loan and Security Agreement which provided for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). In April 2000, the aggregate credit line was increased to $5,000,000. As of June 30, 2000, $2,000,000 of the Loan is outstanding. The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants.

In May 2000, the Company received an additional $8,000,000 through the sale of its 7% convertible debentures which are due in three years. Costs associated with the financing were approximately $585,000.

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

Other  Matters

Accounting  Principles

In December 1999, the United States Securities and Exchange commission issued Staff Accounting Bulletin (SAB) No. 101-"Revenue Recognition in Financial Statements," which as amended, is effective on October 1, 2000. SAB No. 101 summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that implementation of SAB No. 101 will have no material impact on our financial statements.

In  March  2000,  the  FASB  issued  FASB  interpretation  No.  44  ("FIN  44"),
"Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for
(a) the definition of employees for purposes of applying Opinion 25, (b) the criteria for determining whether a stock plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material effect on its financial position or results of operations.

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

We have incurred annual operating losses since inception. For the fiscal years ended December 31, 1997, 1998 and 1999 and the six month period ended June 30, 2000, we had net losses of approximately $4.0 million, $4.9 million, $9.3 million and $6.4 million, respectively. As of June 30, 2000, our accumulated deficit was approximately $26.1 million. We may not be able to successfully develop or commercialize our current or future products, achieve significant revenues from sales or procedures or achieve or sustain profitability. We expect to continue to incur operating losses because our products will require substantial expenditures relating to, among other matters, development, clinical testing, regulatory compliance, manufacturing and marketing.

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

We may not be able to obtain effective patents to protect our technologies from use by other companies with competitive products, and patents of other companies could prevent us from developing or marketing our products. Our success will depend, to a significant degree, on our ability to secure and protect intellectual property rights relating to our technology. While we believe that the protection of patents or licenses is important to our business, we also rely on trade secrets, know-how and continuing technological innovation to maintain our competitive position. We cannot ensure that (1) we were the first to invent the technologies covered by our patents or pending patent applications, (2) we were the first to file patent applications for these inventions, (3) any of our pending patent applications will result in issued patents, (4) others will not independently develop similar or alternative technologies or duplicate any of our technologies, (5) our patents will provide a basis for commercially viable products or will provide us with any competitive advantages, and (6) our processes or products do not or will not infringe patents or proprietary rights of others. As discussed in the Legal Proceedings section of this report, we recently filed complaints for patent infringement in the U.S. District Court for the Central District of California against two competitors. The complaints seek damages and injunctive relief to prevent these competitors from marketing cryosurgical systems and components incorporating our patented temperature monitoring technology. Counterclaims have been made against us by one of our competitors in this litigation alleging that our cryosurgical system infringes on the competitor's proprietary rights. This litigation and any other litigation necessary to protect our patent position could be costly, and it is possible that we will not have sufficient resources to fully pursue this litigation or to protect our other patent rights. If we are unsuccessful in these lawsuits, our competitors may be able to use our temperature monitoring technology. This outcome, or any adverse outcome in litigation relating to the validity of our patents, or any other failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, from time to time, we have received correspondence alleging infringement of proprietary rights of third parties. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We try to preserve the confidentiality of our technology by entering into confidentiality agreements with our employees, consultants, customers, and key vendors and by other means. These measures may not, however, prevent the unauthorized disclosure or use of such technology.

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

If we fail to satisfy the continued listing requirements of the Nasdaq National Market or Nasdaq SmallCap Market, our stock could become subject to the SEC's Penny Stock Rules, making the stock difficult to sell. Our common stock began trading on the Nasdaq SmallCap Market on February 28, 1997 and has a limited trading history. Our common stock was recently listed and is currently traded on the Nasdaq National Market. If we are unable to maintain the standards for quotation on the Nasdaq National Market or the Nasdaq SmallCap Market, the ability of our investors to resell their shares may be limited. In addition, our securities may be subjected to "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell or make a market in such securities. This could affect the ability or willingness of broker-dealers to sell or make a market in our securities and the ability of holders of our securities to sell their securities in the secondary market.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


The Company's financial instruments include cash, cash equivalents and notes receivable. At June 30, 2000, the carrying values of its financial instruments approximated their fair values.

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

PART  II.  OTHER  INFORMATION

Item  1.     Legal  Proceedings

In March 2000, the Company filed patent infringement lawsuits against Israeli-based Galil Medical, Ltd., and its U.S. affiliate, Galil Medical USA, Inc. (collectively, "Galil"), and against Cryomedical Sciences, Inc. The suits filed in the U.S. District Court for the Central District of California, allege that these companies have begun marketing cryosurgical systems and components that incorporate Endocare's patented temperature monitoring technology. Endocare's suits seek damages and injunctive relief with respect to products which are found to infringe Endocare's proprietary technology. Additionally, in May 2000, the Company filed suit for declaratory judgement of non-infringement and invalidity of four patents asserted by Galil. The declaratory judgement action, filed in the U.S. District Court for the Central District of California, seeks a declaration that the Company does not infringe any patents owned by Galil, and also seeks a declaration that the Galil patents are not valid. In August 2000, Galil submitted counterclaims alleging that the Company's cryosurgical system infringes two Galil patents. Galil seeks unspecified damages and injunctive relief with respect to the Company's cryosurgical system. The Company has requested that Galil withdraw the counterclaims on the grounds they are frivolous. Based on the Company's analysis of these patents, it believes it has meritorious defenses to these claims and intends to defend the litigation vigorously; however, defending the lawsuit could be costly and the ultimate outcome cannot be determined at this time. The suits are in the early stages of discovery. Management does not expect any material adverse effect on the Company's consolidated financial condition or the results of operations because of such actions.

The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

From time to time, the Company has received other correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore that the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. Management does not expect any material adverse effect on the consolidated financial condition or the results of operations because of such actions.

Item  2.     Changes  in  Securities

     Stock  Options

During the period from April 1, 2000 through June 30, 2000, the Company granted stock options to 15 individuals covering an aggregate of 59,000 shares of its common stock. All such options were granted at exercise prices equaling fair market value on the date of grant, vest over a four year period, and are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

Item  3.     Defaults  Upon  Senior  Securities

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     The  Company's  Annual  Meeting of Stockholders was held on April 25, 2000.
Proposal 1, submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Company, were elected at the meeting, with the total number of votes cast or withheld:






                                          VOTES AGAINST
       NAME                  VOTES FOR     OR WITHHELD     ABSTENTIONS
Paul W. Mikus                 8,704,466          0            4,155
Peter F. Bernardoni           8,704,466          0            4,155
Robert F. Byrnes              8,704,466          0            4,155
Benjamin Gerson, M.D.         8,704,466          0            4,155
Alan L. Kaganov, Sc.D.        8,704,466          0            4,155
Michael J. Strauss, M.D.      8,704,466          0            4,155


     There  were  no  broker  non-votes  recorded.

     Proposal 2, submitted to a vote of security holders at the meeting, was to increase the number of shares of common stock by 30,000,000. Votes cast were as follows:


    FOR      AGAINST    ABSTAIN    BROKER NON-VOTES
10,126,665   96,473      2,096             0



     The  proposal  was  approved.


     Proposal 3, submitted to a vote of security holders at the meeting, was to ratify the appointment of KPMG LLP as the Company's independent auditors for fiscal year 2000. Votes cast were as follows:



    FOR      AGAINST    ABSTAIN    BROKER NON-VOTES
10,220,346    3,635      1,103             0


     The  proposal  was  approved.


Item  5.     Other  Information
     None.

Item  6.     Exhibits  and  Reports  on  Form  8-K
(a)     Exhibits
     4.1*     Debenture  dated May 4, 2000 between the Company and Brown Simpson
Partners  I,  Ltd.  (filed  as  Exhibit  4.1 to Form 8-K filed on May 15, 2000).

     4.2*     Debenture  dated May 4, 2000 between the Company and Brown Simpson
Partners  I,  Ltd.  (filed  as  Exhibit  4.2 to Form 8-K filed on May 15, 2000).

     10.1* Amendment to Loan Agreement dated April 24, 2000 between the Company and the Transamerica Business Credit Corporation (TBCC) with respect to the Loan and Security Agreement between same dated July 29, 1999. (filed as
Exhibit  10.1  to  Form  8-K  filed  on  May  15,  2000).

  99.1*     Press  Release  dated  May 10, 2000.  (filed as Exhibit 99.1 to Form
8-K  filed  on  May  15,  2000).

27     Financial  Data  Schedule
---------------
*Incorporated  herein  by  reference.

(b)     Reports  on  Form  8-K
     On May 15, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission dated April 24, 2000 reporting the receipt of funds from the sale of its 7% Convertible Debentures due May 4, 2003 for an aggregate of $8 million. The Debentures were sold pursuant to a Securities Purchase Agreement dated June 7, 1999 and July 29, 1999. The full principal amount of the Debentures must be repaid in full on or prior to May 4, 2003, but may be converted into the Company's Common Stock in whole or in part at the Purchaser's option at a conversion price of $6.75 per share. The Form 8-K also reported that the Company filed an amendment to a Loan and Security Agreement entered into between the Company and TBCC increasing a revolving line of credit from $2 million to $4 million plus up to an additional $1 million based on eligible accounts receivable of the Company. The loan matures and all amounts must be repaid on July 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August  11,  2000


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