Form 10-Q
period 2000-09-30
ENDOCARE INC
filed 2000-11-14
CIK 1003464

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 or

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

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on November 8, 2000 was 13,280,999.

                                ENDOCARE, INC.
                 FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2000
                                    INDEX

                                                                              PAGE
                                                                              ----
                 Part I.   Financial Information

Item 1.    Financial Statements (unaudited)

              Condensed Consolidated Statements of Operations for
              the three and nine months ended September 30, 2000 and 1999       3

              Condensed Consolidated Balance Sheets at September 30,
              2000 and December 31, 1999                                        4

              Condensed Consolidated Statements of Cash Flows for
              the nine months ended September 30, 2000 and 1999                 5

              Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk          18

                 Part II. Other Information

Item 1.    Legal Proceedings                                                   19

Item 2.    Changes in Securities                                               20

Item 3.    Defaults Upon Senior Securities                                     20

Item 4.    Submission of Matters to a Vote of Security Holders                 20

Item 5.    Other Information                                                   20

Item 6.    Exhibits and Reports on Form 8-K                                    20

Signature Page                                                                 21

                             ITEM 1. FINANCIAL STATEMENTS

                          ENDOCARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                               SEPTEMBER 30,
                                                      2000                  1999                  2000                  1999
                                                      ----                  ----                  ----                  ----
Revenues:
  Net product sales                             $  1,522,718          $    639,157          $  4,053,680          $  1,329,150
  Mobile cryosurgical procedures                     237,160               390,063               582,440               963,701
                                                ------------          ------------          ------------          ------------
    Total revenues                                 1,759,878             1,029,220             4,636,120             2,292,851
                                                ------------          ------------          ------------          ------------
Costs and expenses:
  Cost of product sales                              727,371               326,917             1,879,528               783,800
  Cost of procedures                                 126,004               160,598               343,863               370,110
  Research and development                           831,514               570,377             2,376,167             1,891,702
  Selling, general and administrative              2,821,454             2,233,705             8,676,788             5,988,552
                                                ------------          ------------          ------------          ------------
    Total costs and expenses                       4,506,343             3,291,597            13,276,346             9,034,164
                                                ------------          ------------          ------------          ------------
Loss from operations                              (2,746,465)           (2,262,377)           (8,640,226)           (6,741,313)
Interest income (expense), net                      (106,189)             (248,252)             (577,488)             (190,029)
                                                ------------          ------------          ------------          ------------
Net loss                                        $ (2,852,654)         $ (2,510,629)         $ (9,217,714)         $ (6,931,342)
                                                ============          ============          ============          ============
Net loss per share of common stock -
  basic and diluted                                  $ (.22)               $ (.23)                $ (.75)          $      (.65)
                                                ============          ============          ============          ============
Weighted average shares of common stock
  outstanding                                     13,228,000            10,781,000            12,358,000            10,746,000
                                                ============          ============          ============          ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ENDOCARE, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                                         2000                  1999
                                                                                      (UNAUDITED)
                                                                                      -----------          ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                         $ 10,024,895          $  7,364,951
  Accounts receivable, net                                                             1,284,909               958,145
  Inventories                                                                          1,532,525             1,278,785
  Prepaid expenses and other current assets                                              152,358               166,969
                                                                                    ------------          ------------
    Total current assets                                                              12,994,687             9,768,850

Property and equipment, net                                                            1,536,421               962,720
Deferred financing costs and other assets, net                                         1,554,310             2,264,803
                                                                                    ------------          ------------
    Total assets                                                                    $ 16,085,418          $ 12,996,373
                                                                                    ============          ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable                                                                  $  2,522,318          $  1,517,470
  Accrued compensation                                                                 1,293,613               910,103
  Other accrued liabilities                                                            1,653,973               896,210
  Credit facility                                                                      4,000,000                    --
                                                                                    ------------          ------------
    Total current liabilities                                                          9,469,904             3,323,783

Convertible debentures                                                                 8,000,000             8,000,000
Credit facility and other liabilities                                                    119,965             2,153,082
                                                                                    ------------          ------------
    Total liabilities                                                                 17,589,869            13,476,865

Shareholders' deficiency:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized; none issued and outstanding                                                   --                    --
  Common Stock, $.001 par value; 13,264,630 and
    11,248,323 issued and outstanding at
    September 30, 2000 and December 31, 1999,
    respectively                                                                          13,264                11,248
Additional paid-in capital                                                            28,501,752            20,310,010
Note receivable from stock sale                                                       (1,028,125)           (1,028,125)
Accumulated deficit                                                                  (28,991,342)          (19,773,625)
                                                                                    ------------          ------------
    Total shareholders' deficiency                                                    (1,504,451)             (480,492)
                                                                                    ------------          ------------
Contingencies
    Total liabilities and shareholders' deficiency                                  $ 16,085,418          $ 12,996,373
                                                                                    ============          ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ENDOCARE, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                2000                  1999
                                                                ----                  ----
Cash flows from operating activities:
  Net loss                                                  $ (9,217,714)         $ (6,931,342)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                                  455,081               123,812
  Amortization of warrant value                                  242,911               104,283
  Amortization of deferred financing costs                       336,614               195,401
Changes in operating assets and liabilities:
  Accounts receivable                                           (326,764)             (771,224)
  Inventories                                                   (955,994)           (1,127,103)
  Prepaid expenses and other current assets                      (71,436)                   --
  Other assets                                                  (231,927)                   --
  Accounts payable                                             1,004,848             1,336,116
  Accrued liabilities                                          1,289,274               830,307
  Other                                                               --               (29,155)
                                                            ------------          -------------
Net cash used in operating activities                         (7,475,107)           (6,268,905)
                                                            ------------          -------------
Cash flows from investing activities:
  Purchases of property and equipment                           (188,125)             (229,053)
                                                            ------------          -------------
Net cash used in investing activities                           (188,125)             (229,053)
Cash flows from financing activities:
  Issuance of common stock                                       908,175               486,279
  Issuance of convertible debentures                           8,000,000             8,000,000
  Net proceeds from credit facility                            2,000,000             2,000,000
  Financing costs                                               (585,000)             (853,905)
                                                            ------------          -------------
Net cash provided by financing activities                     10,323,175             9,632,374
                                                            ------------          -------------
Net increase in cash and cash equivalents                      2,659,943             3,134,417
Cash and cash equivalents, beginning of period                 7,364,951             6,285,799
                                                            ------------          -------------
Cash and cash equivalents, end of period                    $ 10,024,895          $  9,420,216
                                                            ============          ============
Non-cash activities:
  Convertible debentures and accrued interest
    converted to common stock, net of unamortized
    deferred financing costs                                $  6,606,164          $         --
  Acquisition of trademark and domain name through
    issuance of 20,000 shares of common stock                    435,000                    --
  Transfer of inventory to property and equipment for
    placement at customer sites                                  702,254               314,827
  Fair value of convertible debenture purchase option
    credited to additional paid in capital                            --             1,600,000
                                                            ------------          -------------
Total non-cash activities                                   $  7,743,418          $  1,914,827
                                                            ============          ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENDOCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Operations of the Company

         Endocare, Inc. (the "Company" or "Endocare") is a medical device company that develops, manufactures and markets cryosurgical and stent technologies for applications in oncology and urology. The Company has initially concentrated on developing devices for the treatment of the two most common diseases of the prostate, prostate cancer and benign prostate hyperplasia. The Company is also developing cryosurgical technologies for treating tumors in other organs, including the kidney, lung, breast and liver.

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

4.       Supplemental Financial Statement Data

                                SEPTEMBER 30,      DECEMBER 31,
                                    2000               1999
                                    ----               ----
         Inventories:
         Raw materials           $  566,245         $  481,141
         Work in process            333,141            310,651
         Finished goods             633,139            486,993
                                 ----------         ----------
           Total inventories     $1,532,525         $1,278,785
                                 ==========         ==========

5.       Net Loss Per Share

         The Company has adopted SFAS No. 128, "Earnings Per Share." Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the consolidated loss (numerator), shares (denominator) and per-share amounts for the three months ended September 30, 1999 and September 30, 2000 are $(2,510,629), 10,781,000 and $(0.23), and $(2,852,654), 13,228,000 and
         $(0.22), respectively. The loss (numerator), shares (denominator) and per share amount for the nine months ended September 30, 1999 and 2000 are $(6,931,342), 10,746,000 and $(.65), and $(9,217,714), 12,358,000
         and $(0.75), respectively. As the Company has been in a net loss position for the periods presented, the potential dilution from the conversion of options, warrants and convertible debentures to common stock of approximately 4,807,000 and 4,306,000 for the three months ended September 30, 1999 and 2000, respectively, and 4,237,000 and 4,551,000 for the nine months ended September 30, 1999 and 2000, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS.

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

         Credit Facility

         On July 29, 1999, the Company entered into a Loan and Security agreement with a lender which originally provided for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). In April 2000, the Company increased the revolving portion of its credit facility from $2,000,000 to $4,000,000 in addition to the $1,000,000 based on eligible accounts receivable of the Company. As of December 31, 1999 and September 30, 2000, $2,000,000 and $4,000,000,
         respectively, of the loan was outstanding. The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% for the portion of the loan based on eligible account receivables or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants. The Company is in compliance with the restrictive covenants of the agreement as of September 30, 2000.

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

9.       Legal Proceedings

         In March 2000, the Company filed patent infringement lawsuits against Israeli-based Galil Medical, Ltd., and its U.S. affiliate, Galil Medical USA, Inc. (collectively, "Galil"), and against Cryomedical Sciences, Inc. The suits filed in the U.S. District Court for the Central District of California, allege that these companies have begun marketing cryosurgical systems and components that incorporate Endocare's patented combination of cryocooling, ultrasound and temperature monitoring technology. Endocare's suits seek damages and injunctive relief with respect to products and procedures which are found to infringe Endocare's proprietary technology. In August 2000, Galil submitted counterclaims alleging that the Company's cryosurgical system infringes two Galil patents. Galil seeks unspecified damages and injunctive relief with respect to the Company's cryosurgical system. Based on the Company's analysis of these patents, it believes it has meritorious defenses to these claims and intends to defend the litigation vigorously; however, defending the lawsuit could be costly and the ultimate outcome cannot be determined at this time. The suits are in the early stages of discovery. Management does not expect any material adverse effect on the Company's consolidated financial condition or the results of operations because of such actions.

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

General

Endocare is a fully-integrated medical device company that develops, manufactures and markets cryosurgical and stent technologies for applications in oncology and urology. The Company has initially concentrated on developing devices for the treatment of the two most common diseases of the prostate - prostate cancer and benign prostate hyperplasia. The Company is also developing its cryosurgical technologies for treating tumors in other organs, including the kidney, lung, breast and liver.

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

Results of Operations

Product revenue for the three months ended September 30, 2000 increased 138% to $1,523,000 compared to $639,000 in 1999. The increase was attributable primarily to continued commercialization of the Company's cryosurgical technology following Medicare's July 1, 1999 implementation of national coverage for localized prostate cancer. The Company has also experienced increased general surgery system sales in Asia in 2000.

Product revenue for the nine months ended September 30, 2000 increased 205% to $4,054,000 compared to $1,329,000 in 1999. The increase is due to the reasons described above.

Revenue from mobile cryosurgical procedures for the three months ended September 30, 2000 decreased 39% to $237,000 compared to $390,000 in 1999. The decrease corresponds to a change in procedure mix, including a reduction in higher margin liver cryosurgical procedures in 2000.

Revenue from mobile cryosurgical procedures for the nine months ended September 30, 2000 decreased 40% to $582,000 compared to $964,000 in 1999. The decrease is due to the reasons described above.

Gross margin on product sales was 52% for the three months ended September 30, 2000, compared to 49% in 1999. The increase is due to a mix of higher margin cryosurgical probe and system sales in 2000 coupled with a reduction in product costs due to increased manufacturing efficiencies.

Gross margin on product sales for the nine months ended September 30, 2000 was 54% compared to 41% for the same period in 1999. The increase is due to the reasons described above.

Gross margin on mobile cryosurgical procedures was 47% for the three months ended September 30, 2000, compared to 59% in 1999. The decrease is due to a change in procedure mix, including fewer higher margin cryosurgical liver procedures performed in 2000.

Gross margin on mobile cryosurgical procedures was 41% for the nine months ended September 30, 2000, compared to 62% in 1999. The change in margins is attributable to the reasons described above.

Research and development expense increased 46% to $832,000 for the three months ended September 30, 2000, compared to $570,000 in 1999. The increase reflects the investment the Company has made in the form of additional personnel and related infrastructure to support general product improvement, new product development efforts and clinical costs associated with the Horizon Prostatic Stent.

Research and development expense for the nine months ended September 30, 2000 increased 26% to $2,376,000 compared to $1,892,000 for the same period in 1999. The increase is attributable to the reasons described above.

Selling, general and administrative expense for the three months ended September 30, 2000 increased 26% to $2,821,000 compared to $2,234,000 in 1999. The increase reflects increased sales and marketing costs associated with the commercialization of Endocare's cryosurgical product for prostate cancer and an approximate 50% increase in Endocare's direct sales and marketing personnel between periods.

Selling, general and administrative expense for the nine months ended September 30, 2000 increased 45% to $8,677,000 compared to $5,989,000 for the same period in 1999. The increase is attributable to the reasons described above.

Interest income (expense), net for the three months ended September 30, 2000 was ($106,000) compared to ($248,000) in 1999. The decrease was due primarily to a reduction in interest expense as a result of the conversion of the initial $8,000,000 in convertible debentures, net of related deferred financing cost, to equity in May 2000.

Interest income (expense), net for the nine months ended September 30, 2000 was ($577,000) compared to ($190,000) in 1999. The increase was due to interest expense, including the amortization of deferred financing costs, associated with the issuance of debt in the middle of 1999 and 2000, partially offset by interest income.

Endocare's net loss for the three months ended September 30, 2000 was $2,853,000, or 22 cents per share on 13,228,000 weighted average shares outstanding, compared to a net loss of $2,511,000, or 23 cents per share on 10,781,000 weighted average shares outstanding for the same period in 1999. The increase in net loss resulted from higher research and development costs and higher selling, and general and administrative expenses, partially offset by increased revenues and related gross margins and lower interest expense.

Endocare's net loss for the nine months ended September 30, 2000 was $9,218,000 or 75 cents per share on 12,358,000 weighted average shares outstanding, compared to a net loss of 6,931,000 or 65 cents per share on 10,746,000 weighted average shares outstanding for the same period in 1999. The increase in net loss resulted from higher research and development costs, higher selling, general and administrative expenses and increased interest expense, partially offset by increased revenue and related gross margins.

Liquidity and Capital Resources

At September 30, 2000, Endocare's cash and cash equivalent balance was $10,025,000 compared to $7,365,000 at December 31, 1999.

For the nine months ended September 30, 2000, net cash used by operating activities was approximately $7,475,000 compared to $6,269,000 for the same period in 1999. Working capital has been used as Endocare's operations have increased in 2000. Net accounts receivable was $1,285,000 at September 30, 2000, compared to $958,000 at December 31, 1999. In conjunction with the commercialization of Endocare's cryosurgical technology for prostate cancer, inventory increased to $1,533,000 at September 30, 2000, compared to $1,279,000 at the beginning of the year. Additions to property and equipment during the first nine months of 2000 were approximately $188,000. Additionally, $702,000 of inventory was transferred to property and equipment in 2000 under the Company's cryosurgical placement program. Working capital was provided as accounts payable and accrued liabilities increased to $5,470,000 from $3,324,000 at December 31, 1999. The Company's credit facility increased to $4,000,000 from $2,000,000 at December 31, 1999.

At September 30, 2000, Endocare's net working capital was $3,525,000 and the ratio of current assets to current liabilities was 1.4 to 1.

In June and July 1999, Endocare received a total of $8,000,000 from the sale of its 7% convertible debentures which were originally due in three years. In the second quarter of 2000, the $8,000,000 in convertible debentures was converted into 1,475,609 shares of common stock. In July 1999, the Company entered into a Loan and Security Agreement which provided for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). In April 2000, the aggregate credit line was increased to $5,000,000. As of September 30, 2000, $4,000,000 of the Loan is outstanding. The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants. In May 2000, the Company received an additional $8,000,000 through the sale of its 7% convertible debentures which are due in three years. Costs associated with the financing were approximately $585,000.

The Company expects to incur operating losses because its products will require substantial expenditures relating to among other matters, development, clinical testing, regulatory compliance, manufacturing and marketing. However, the Company believes that its existing cash resources and credit facility will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs to the middle of next year. If the Company elects to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time. The Company expects that to meet its longer-term needs it will need to raise substantial additional funds through the sale of its equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties. The Company also expects to renew its credit line which expires in July 2001.

Other Matters

Accounting Principles

In December 1999, the United States Securities and Exchange commission issued Staff Accounting Bulletin (SAB) No. 101-"Revenue Recognition in Financial Statements," which as amended, is effective on October 1, 2000. SAB No. 101 summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that implementation of SAB No. 101 will have no material impact on our consolidated financial statements.

In March 2000, the FASB issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for
(a) the definition of employees for purposes of applying Opinion 25, (b) the criteria for determining whether a stock plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. Adoption of FIN 44 did not have a material effect on our financial position or results of operations.

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

We have incurred annual operating losses since inception. For the fiscal years ended December 31, 1997, 1998 and 1999 and the nine month period ended September 30, 2000, we had net losses of approximately $4.0 million, $4.9 million, $9.3 million and $9.2 million, respectively. As of September 30, 2000, our accumulated deficit was approximately $29 million. We may not be able to successfully develop or commercialize our current or future products, achieve significant revenues from sales or procedures or achieve or sustain profitability. We expect to continue to incur operating losses because our products will require substantial expenditures relating to, among other matters, development, clinical testing, regulatory compliance, manufacturing and marketing.

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

We may not be able to obtain effective patents to protect our technologies from use by other companies with competitive products, and patents of other companies could prevent us from developing or marketing our products. Our success will depend, to a significant degree, on our ability to secure and protect intellectual property rights relating to our technology. While we believe that the protection of patents or licenses is important to our business, we also rely on trade secrets, know-how and continuing technological innovation to maintain our competitive position. We cannot ensure that (1) we were the first to invent the technologies covered by our patents or pending patent applications, (2) we were the first to file patent applications for these inventions, (3) any of our pending patent applications will result in issued patents, (4) others will not independently develop similar or alternative technologies or duplicate any of our technologies, (5) our patents will provide a basis for commercially viable products or will provide us with any competitive advantages, and (6) our processes or products do not or will not infringe patents or proprietary rights of others. As discussed in the Legal Proceedings section of this report, we recently filed complaints for patent infringement in the U.S. District Court for the Central District of California against two competitors. The complaints seek damages and injunctive relief to prevent these competitors from marketing cryosurgical systems and components incorporating our patented combination of cryocooling, ultrasound and temperature monitoring technology. Counterclaims have been made against us by one of our competitors in this litigation alleging that our cryosurgical system infringes on the competitor's proprietary rights. This litigation and any other litigation necessary to protect our patent position could be costly, and it is possible that we will not have sufficient resources to fully pursue this litigation or to protect our other patent rights. If we are unsuccessful in these lawsuits, our competitors may be able to use certain of our cryosurgical systems technology. This outcome, or any adverse outcome in litigation relating to the validity of our patents, or any other failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, from time to time, we have received correspondence alleging infringement of proprietary rights of third parties. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We try to preserve the confidentiality of our technology by entering into confidentiality agreements with our employees, consultants, customers, and key vendors and by other means. These measures may not, however, prevent the unauthorized disclosure or use of such technology.

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

ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


The Company's financial instruments include cash, cash equivalents and notes receivable. At September 30, 2000, the carrying values of its financial instruments approximated their fair values.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In March 2000, the Company filed patent infringement lawsuits against Israeli-based Galil Medical, Ltd., and its U.S. affiliate, Galil Medical USA, Inc. (collectively, "Galil"), and against Cryomedical Sciences, Inc. The suits filed in the U.S. District Court for the Central District of California, allege that these companies have begun marketing cryosurgical systems and components that incorporate Endocare's patented combination of cryocooling, ultrasound and temperature monitoring technology. Endocare's suits seek damages and injunctive relief with respect to products and procedures which are found to infringe Endocare's proprietary technology. In August 2000, Galil submitted counterclaims alleging that the Company's cryosurgical system infringes two Galil patents. Galil seeks unspecified damages and injunctive relief with respect to the Company's cryosurgical system. Based on the Company's analysis of these patents, it believes it has meritorious defenses to these claims and intends to defend the litigation vigorously; however, defending the lawsuit could be costly and the ultimate outcome cannot be determined at this time. The suits are in the early stages of discovery. Management does not expect any material adverse effect on the Company's consolidated financial condition or the results of operations because of such actions.

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

Item 2.  Changes in Securities

         Stock Options

         During the period from July 1, 2000 through September 30, 2000, the Company granted stock options to 14 individuals covering an aggregate of 69,000 shares of its common stock. All such options were granted at exercise prices equaling fair market value on the date of grant, vest over a four year period, and are exercisable over a ten year period. No consideration was paid for any of such options. Such grants were exempt from the registration requirement of the Securities Act as not involving the sale of a security.

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

Date: November 13, 2000

                                   ENDOCARE, INC.

                                   By: /s/ Paul W. Mikus
                                   ---------------------------------------
                                   Paul W. Mikus

                                   Chief Executive Officer and President
                                   (Duly Authorized Officer)

                                   By: /s/ William R. Hughes
                                   ---------------------------------------
                                   William R. Hughes
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


NO.               DESCRIPTION
---               -----------
27         Financial Data Schedule