Form 10-K
period 2000-12-31
ENDOCARE INC
filed 2001-04-02
CIK 1003464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                    Form 10-K

(MARK  ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                   For the fiscal year ended December 31, 2000

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

       Registrant's telephone number, including area code: (949) 595-4770
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value;
           Rights to Purchase Shares of Participating Preferred Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]  No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10K. [ ]

     The number of shares of the registrant's common stock outstanding as of March 13, 2001 was 15,222,186.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $86,073,126 (computed using the average bid and asked prices quoted on the Nasdaq National Market on March 13, 2001). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The information required to be included in Part III of this Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant no later than 120 days after December 31, 2000, the close of its fiscal year, for the registrant's annual meeting of stockholders to be held on May 22, 2001.

                                 ENDOCARE, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                             ITEM NUMBER AND CAPTION
                             -----------------------


                                                                                                   PAGE
PART I                                                                                           NUMBER
------                                                                                           ------
    Item 1.   Business                                                                                3
    Item 2.   Properties                                                                             14
    Item 3.   Legal Proceedings                                                                      14
    Item 4.   Submission of Matters to a Vote of Security Holders                                    15

PART II
-------

    Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters                  16
    Item 6.   Selected Financial Data                                                                18
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  18
    Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                             22
    Item 8.   Financial Statements and Supplementary Data                                            22
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   22

PART III
--------

    Item 10.  Directors and Executive Officers of the Registrant                                     23
    Item 11.  Executive Compensation                                                                 23
    Item 12.  Security Ownership of Certain Beneficial Owners and Management                         23
    Item 13.  Certain Relationships and Related Transactions                                         23

PART IV
-------

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       24

                                     PART I

     Statements in this report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Factors That May Affect Future Results and Trading Price of Common Stock" under Item 1 below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report. References herein to "Endocare," "the Company,"
"we,"  "our,"  and  "us"  refer  to  Endocare,  Inc.,  a  Delaware  Corporation.

ITEM  1.     BUSINESS

GENERAL

     We are a vertically-integrated medical device company that develops, manufactures and markets cryosurgical and stent technologies for applications in oncology and urology. We have concentrated on developing devices for the treatment of the two most common diseases of the prostate, prostate cancer and benign prostate hyperplasia. We are also developing cryosurgical technologies for treating tumors in other organs, including the kidney, breast and liver.

     We have developed and recently introduced an innovative, second generation cryosurgical system for the treatment of prostate cancer. The Cryocare System
(TM) offers the advantage of controlled, targeted freezing of the tumor with the benefit of faster patient recovery and minimal complications. The system was launched in July 1999 following the initiation of national Medicare coverage for cryosurgical procedures as a primary treatment alternative for localized prostate cancer. We also operate a mobile cryosurgery business in Florida which provides cryosurgical equipment for the treatment of prostate and liver cancer on a per procedure basis.

     We have also developed new therapies for the improved treatment of benign prostate hyperplassia, or BPH. Our initial product development efforts for BPH involve the use of stent technology to provide both immediate and long-term relief to BPH patients. Our Horizon Prostatic Stent (TM) is a nitinol-based stent with shape memory characteristics for easy placement via a catheter following surgical intervention of the prostate and convenient atraumatic removal of the stent following the healing process. We believe that our Horizon Prostatic Stent will address one of the major issues of BPH therapy, the immediate relief of patients following thermotherapy and surgical resection. In 1999, we completed phase two of the Horizon Prostatic Stent United States Food and Drug Administration, or FDA, study and received approval to expand the trial to the pivotal study, which is the final study before clearance can be obtained for broader use. We expect to complete the FDA study during the second half of 2001. In addition, we are exploring the use of the stent for long-term relief of BPH without the need for thermotherapy in a subset of the patient population.

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

     Radical prostatectomy is most often the therapy of choice due to the high degree of confidence in surgically removing the cancerous tissue, particularly for patients having more advanced stages of the disease and those who fail to respond to less invasive alternatives. The procedure is dependent on the skill of the surgeon and is often associated with high rates of impotence, incontinence and operative mortality.

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

     Cryosurgery, freezing tissue to destroy tumor cells, was first developed in the 1960's. During this period, the use of "cold probes," or cryoprobes, was explored as a method to kill prostate tissue without resorting to radical surgery. Although effective in killing cancer cells, the inability to control the amount of tissue frozen prevented broad use and development of cryotherapy for prostate cancer.

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

CRYOCARE  SYSTEM

     We have developed the Cryocare System, a next-generation cryosurgery system, to allow the urologist to treat prostate cancer in a minimally invasive manner. The Cryocare System has been designed to freeze tissue much faster and with more control than existing systems.

     The Cryocare System incorporates enhanced control mechanisms to minimize the risk of unintended damage to tissue surrounding the prostate. Most significantly, the Cryocare probes stop freezing instantly. Use of four to six temperature probes selectively placed in the prostate near the rectal tissue, sphincter muscles (which control continence) and neurovascular bundles (which control potency) enables the physician to monitor temperatures of tissue adjacent to the prostate. Combining these control features allows the physician to treat prostate cancer with a high degree of control and precision that was not previously possible.

     The Cryocare System has been cleared for marketing by the FDA and was commercially launched in July 1999 following the initiation of national Medicare coverage for cryosurgical procedures as a primary treatment alternative for localized prostate cancer. Through direct sales of cryosurgical systems and its cryosurgical system placement program, we have installed Cryocare Systems primarily in North America, with over 1,000 patients treated to date. In December 2000, the Health Care Financing Administration approved National Medicare coverage for cryosurgical procedures to treat prostate cancer patients who have failed radiation therapy and the coverage is scheduled to become effective July 2001.

     We own 6 patents relating to the technology used to create the freezing process and to precisely control the shape of the freeze zone produced by the Cryoprobes (TM) and covering our Cryoprobe technology. The technology may also allow for expanded therapeutic applications by tailoring the Cryoprobe performance to other anatomical targets, such as treating tumors in the kidney, breast and liver.

BENIGN  PROSTATE  HYPERPLASIA

MARKET  BACKGROUND

     BPH, which affects a significant number of adult men, is a non-cancerous enlargement of the innermost part of the prostate. BPH frequently results in a gradual squeezing of the part of the urethra which runs through the prostate. This causes patients to experience a frequent urge to urinate because of the incomplete emptying of the bladder and a burning sensation or similar discomfort during urination. The obstruction of urinary flow can also lead to a general lack of control over urination, including difficulty initiating urination when desired as well as difficulty preventing urinary flow because of the residual volume of urine in the bladder (a condition known as urinary incontinence). BPH symptoms may disturb sleep by causing the BPH sufferer to awaken frequently to urinate. Although symptoms occasionally stabilize or diminish without intervention, they generally become more severe over the course of the disease. Left untreated, the obstruction caused by BPH can lead to acute urinary retention (complete inability to urinate), serious urinary tract infections and permanent bladder and kidney damage.

     Most males will eventually suffer from BPH. In the United States, the incidence of BPH for men in their fifties is approximately 50% and rises to approximately 80% by the age of 80. The general aging of the United States population, as well as increasing life expectancies, is anticipated to contribute to the continued growth in the number of BPH sufferers.

     Patients diagnosed with BPH generally have four options for treatment: (i) "watchful waiting," (ii) drug therapy; (iii) surgical intervention, including transurethral resection of the prostate and laser assisted prostatectomy; and
(iv) new, less invasive thermal therapies. Currently, approximately 25% of patients with BPH are actually treated with surgical intervention. Treatment is generally reserved for patients with intolerable symptoms or those with significant potential symptoms if treatment were withheld. A large number of patients delay discussing their symptoms or elect "watchful waiting" to see if the condition remains tolerable. We believe the development of less invasive procedures for treatment of BPH could result in a substantial increase in the number of BPH patients who elect to receive interventional therapy.

     Drug Therapies: Some drugs are designed to shrink the prostate, or TURP, by inhibiting or slowing the growth of prostate cells. Other drugs are designed to relax the muscles in the prostate and bladder neck to relieve urethral obstruction. Current drug therapy generally requires daily administration for the duration of the patient's life.

     Surgical Interventions: Transurethral resection of the prostate is the most common surgical procedure and involves the removal of the prostate's innermost core in order to reduce pressure on the urethra. TURP is performed by introducing an electrosurgical cutting loop through a cystoscope into the urethra and "chipping out" both the prostatic urethra and surrounding prostate tissue up to the surgical capsule, thereby completely clearing the obstruction. The average TURP procedure requires a hospital stay of approximately four days.

     Less Invasive Thermal Therapies: Other technologies developed or under development are non-surgical, catheter-based therapies that use thermal energy to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death. Thermal energy forms being utilized include microwave, radio frequency and ultrasound energy. The procedures are typically performed in an outpatient setting under local anesthesia. Both microwave and radio frequency therapy systems are currently being marketed worldwide, including the United States, where the first FDA clearances were obtained in May and October 1996, for microwave and radio frequency, respectively.

HORIZON  PROSTATIC  STENT

     We have developed a new urological stent which has been designed to provide immediate relief for BPH patients who undergo thermotherapy. Our Horizon Prostatic Stent is made of nitinol, a titanium metal alloy that employs a feature called shape memory. This shape memory feature allows the Horizon Prostatic Stent to be soft and flexible in its relaxed state, allowing the device to be introduced in a relatively pain-free manner using a catheter. When the device is heated to its transition temperature, the device self-expands to a pre-determined shape. In the case of the Horizon Prostatic Stent, the predetermined shape is that of a rigid tube, or stent. The catheter is inserted using a local anesthetic and positioned in the prostatic urethra under direct vision. The stent is activated by body heat, causing the shape memory to open to its tube-like position. After approximately 30 days, the stent is removed by the physician by flushing cool water through an endoscope, causing the stent to return to its soft, relaxed state. The stent is removed by retrieving it through the working channel of the endoscope.

     We have completed phase two of the FDA clinical trials for the Horizon Prostatic Stent and have received approval to expand the trial to the pivotal study, which is the final study before clearance can be obtained for broader use. Because the stent will be removed from the patients within 30 to 60 days, we expect that the trials can be completed quickly and that the regulatory process may be expedited. However, there can be no assurance that the FDA will not require more time consuming and extensive clinical studies or that FDA approval will ever be obtained. We have 9 patents surrounding our inventions in the stent product line.

LEVERAGING  CORE  TECHNOLOGIES

     We view our cryosurgical technology as a core technology that can be applied in the treatment of other types of cancers. In 1999, we entered into an alliance with Sanarus Medical, Inc., a women's healthcare company, to develop market applications in breast cancer and benign breast tumors. We are also exploring clinical applications in cryoablation of kidney, lung and liver tumors.

PRODUCTS

     Endocare  has  developed  the  following  products:


COMMERCIAL
PRODUCT NAME              TARGETED INDICATION      STATUS      LAUNCH DATE
Cryocare-4 Probe System   General Surgery          Marketing   May 1996
Cryocare-8 Probe System   Prostate Cancer          Marketing   July 1999
FastTrac                  Prostate Cancer          Marketing   March 2001
CryoGuide                 Prostate Cancer          Marketing   March 2001
Horizon Prostatic Stent   Acute Urinary Retention  FDA Trials  ------


PATENTS  AND  INTELLECTUAL  PROPERTY

     Our policy is to secure and protect intellectual property rights relating to our technology through patenting inventions and licensing others when necessary. While we believe that the protection of patents and licenses is important to our business, we also rely on trade secrets, know-how and continuing technological innovation to maintain our competitive position. Given our technology and patent portfolio, we do not consider the operation of our business to be materially dependent upon any one patent, group of patents or single technological innovation.

     Our policy is to sell our products under trademarks and to secure Trademark protection in the United States and worldwide where possible. We believe the protection of our trademarks is important to our business.

     No assurance can be given that our processes or products will not infringe patents or proprietary rights of others or that any license required would be made available under any such patents or proprietary rights, on terms acceptable to us or at all. From time to time, we have received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore we could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement.

     We seek to preserve the confidentiality of our technology by entering into confidentiality agreements with our employees, consultants, customers and key vendors and by other means. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such technology.

SALES  AND  MARKETING

     We derive a majority of our revenues from the sales of Cryocare Systems, which includes the sales of associated disposable Cryoprobes, and from the sale of disposable Cryoprobes to sites where we have placed cryosurgical systems. We expect that sales of these products will continue to constitute the majority of our net sales for the foreseeable future. Accordingly, any factor adversely affecting the sales of Cryocare Systems and Cryoprobes would have a material adverse effect on our business, financial condition and results of our operations. We also operate a regional mobile cryosurgery business in Florida which provides cryosurgical equipment for the treatment of prostate and liver cancer on a procedural basis. For the years ended December 31, 1998, 1999 and 2000, the mobile cryosurgery business accounted for 20%, 33% and 11%, respectively, of our consolidated revenues. In July 1999, HCFA implemented national Medicare coverage for cryosurgical ablation of the prostate, one of the approved uses of our eight probe Cryocare System. No assurance can be given that health care professionals will adopt the technology or that reimbursement will be sufficient enough to induce the physicians to perform the procedure. In December 2000, HCFA approved national Medicare coverage for cryosurgical procedures to treat prostate cancer patients who have failed radiation therapy and the coverage is scheduled to become effective July 2001.

     Until March 1999, when we exercised an option to terminate our distribution agreement with Boston Scientific Corporation, our Cryocare System for urological applications was distributed worldwide by Boston Scientific (other than in Canada). For the years ended December 31, 1998 and 1999, Boston Scientific accounted for 41% and 0%, respectively, of our consolidated revenues. We are continuously evaluating additional international distribution partners for our Cryocare System for urological applications as an alternative to establishing an international sales force to sell our product. As of December 31, 2000, we have international distributorship relationships in several countries.

     We currently sell our products domestically through our direct sales force which, as of December 31, 2000, consisted of a senior vice president of sales and marketing, nine regional sales managers and two clinical application specialists. Internationally, products are sold primarily through independent distributors. Overall, international sales were insignificant in 1998 and represented approximately 12% and 16% of our consolidated revenue in 1999 and 2000, respectively. Our distributor agreements typically provide the distributor with exclusive selling rights to our products in a particular territory, and are terminable by either party generally at will with advance notice. Each party bears its own expenses in performing its obligations under the agreement. Our ability to distribute our products internationally depends substantially on the capabilities and efforts of our international distributors. There can be no assurance that we will be able to maintain or expand our relationships with our distributors or to replace a distributor in the event any such relationship is terminated. In the event that our relationships with any of our distributors were terminated and we were unable to replace the distribution capability, our ability to distribute our products could be materially adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, in such event, our current sales and marketing personnel and financial resources might not be sufficient to enable us to establish our own distribution capability to market and sell our products.

     We sell our products primarily to physicians and hospitals and have both domestic and international customers. No customers account for more than 10% of our total revenues. For further information regarding our customers, see Note 12 to our consolidated financial statements.

BACKLOG

     As of December 31, 2000 and 1999, we maintained minimal backlog. Our policy is to stock enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of our orders have been for shipment within 30 days of the placement of the order. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

MANUFACTURING

     We manufacture our products internally at our facility in Irvine, California. Most of our purchased components and processes are available from more than one vendor. However, certain components and processes are currently available from or performed by a single vendor. The ability of third party manufacturing sources to deliver components or finished goods will affect our ability to commercialize our products, and our dependence on third party sources may adversely affect our profit margins. Further, although we continuously evaluate alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any supply interruption from a single source vendor would have a material adverse effect on our ability to manufacture our products until a new source of supply was qualified and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

     Additionally, our success, if any, will depend in part upon our ability to manufacture our products in compliance with the FDA's current Good Manufacturing Practices regulations and other regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Failure to increase production volumes in a timely or cost effective manner or to maintain compliance with current Good Manufacturing Practices or other regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

     Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Our failure to overcome these manufacturing problems could have a material adverse effect on our business, financial condition and results of operations.

     Our manufacturing facility was subject to an FDA audit in September 1999, and we did not receive notice that we failed to comply with the FDA's current Good Manufacturing Practice regulations. In addition, we have obtained from the California Department of Health Services a license to manufacture medical devices, subject to periodic inspections and other regulation by that agency.


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

     The process of obtaining FDA and other required regulatory clearances or approvals is lengthy and expensive. There can be no assurance that we will be able to obtain necessary clearances or approvals for clinical testing or for manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, governmental regulation may be established which could prevent, delay, modify or rescind regulatory clearance or approval of our products.

     Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain such clearances or approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on our business. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. There can be no assurance that we will be able to obtain regulatory clearances or approvals for our products on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

     Our Cryocare System has received FDA clearance for sale in the United States for approved urological and general surgery, gynecology and oncology uses. In addition, we have obtained CE Mark for distribution in Europe and product registration for distribution in Canada, Australia and New Zealand.


COMPETITION

     Currently, we market cryosurgical systems and other urological products. Significant competitors in the area of prostate cancer therapies include Cryomedical Sciences, Inc., Galil Medical, Ltd., Theragenics Corporation and North American Scientific, Inc. Significant competitors in the area of BPH therapies include Urologix, Inc., VidaMed, Inc., EDAP/TMS, S.A., C.R. Bard, Inc. and ACMI/Circon Corporation. The principal competitive factors in the cryosurgical urology markets include efficiency, price, availability of government or private insurance reimbursement and service. Endocare believes that it competes favorably in each of these areas.

     Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. Additionally, we believe there will be intense price competition for products developed in our market. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that we are developing or marketing , or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products before we do. Such developments could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that, even if we are able to compete successfully, that we would do so in a profitable manner.

EMPLOYEES

     As of December 31, 2000, we had a total of 79 employees. Of the 79 employees, 13 are engaged directly in research and development activities, 6 in regulatory affairs/quality assurance, 19 in manufacturing, 28 in sales and marketing, and 13 in general and administrative positions. We expect to increase employment in conjunction with the continued commercialization of the Cryocare System and expanded research, development and clinical activities related to the Horizon Prostatic Stent. We have never experienced a work stoppage, none of our employees are represented by a labor organization, and we consider our employee relations to be good.

     Although we conduct most of our research and development using our own employees, we occasionally have funded and plan to continue to fund research using consultants. Consultants provide services under written agreements and are paid based on the amount of time spent on our matters. Under their consulting agreements, such consultants are required to disclose and assign to our business any ideas, discoveries and inventions developed by them in the course of providing consulting services.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  AND  TRADING  PRICE OF COMMON STOCK

WE HAVE A LIMITED OPERATING HISTORY AND WE EXPECT TO CONTINUE TO GENERATE LOSSES

     Since our inception, we have engaged primarily in research and development and have minimal experience in manufacturing, marketing and selling our products in commercial quantities.

     We have incurred annual operating losses since inception. For the fiscal years ended December 31, 1998, 1999, and 2000, we had net losses of approximately $4.9 million, $9.3 million and $12.4 million, respectively. As of December 31, 2000, our accumulated deficit was approximately $32.2 million. We may not be able to successfully develop or commercialize our current or future products, achieve significant revenues from sales or procedures or achieve or sustain profitability. We expect to continue to incur operating losses because our products will require substantial expenditures relating to, among other matters, development, clinical testing, regulatory compliance, manufacturing and marketing. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis thereafter.

OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD LIMIT OUR FUTURE REVENUE

     Certain of our products, including our Cryocare System, are in the early stages of market introduction. Our products may not be accepted by potential customers. We believe that recommendations and endorsements of physicians and patients and sufficient reimbursement by health care payers will be essential for market acceptance of our Cryocare System and other products, and these recommendations and endorsements may not be obtained and sufficient reimbursement may not be forthcoming. Cryosurgery has existed for many years, but has not been widely accepted due to concerns regarding safety and efficacy and widespread use of alternative therapies. Our ability to successfully market our Cryocare System is dependent upon acceptance of cryosurgical procedures in the United States and certain international markets. Any future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from our products or the products of our competitors, could adversely affect acceptance of cryosurgery. Emerging new technologies and procedures to treat cancer, prostate enlargement and other prostate disorders also may negatively affect the market acceptance of cryosurgery. Our Cryocare System and our other products may not gain any significant degree of market acceptance among physicians, patients and health care payers. If our products do not achieve market acceptance, our future revenue will be limited.

WE  MAY  NOT  BE  SUCCESSFUL  IN  DEVELOPING  OR  MARKETING  OUR  PRODUCTS

     Our growth depends in large part on continued ability to successfully develop and commercialize our current products under development or any new products. Several of our products are in varying stages of development. Our stent is in clinical trials and has not been approved for marketing in the United States. We also are developing enhancements to our Cryocare System. We may experience difficulties that could delay or prevent the successful development and commercialization of our current products under development or any new products. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome prior to obtaining necessary regulatory or reimbursement approvals. Our failure to successfully develop and commercialize new products or to achieve significant market acceptance would have a significant negative effect on our financial condition.


THERE IS UNCERTAINTY RELATING TO THIRD PARTY REIMBURSMENT WHICH IS CRITICAL TO MARKET ACCEPTANCE OF OUR PRODUCTS

     In the United States, health care providers, such as hospitals and physicians, that purchase our products generally rely on third party payers, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving our products. While certain private health insurance companies pay for the procedures in which our products are used in certain areas of the United States, private insurance reimbursement may not be adopted nationally or by additional insurers and may be terminated by those private insurance companies currently paying for procedures in which our products are used. Reimbursement levels from Medicare or private insurers may not be sufficient to induce physicians to perform, and patients to elect, procedures utilizing our products. Further, we anticipate that, under the prospective payment system used by private health care payers, the cost of our products will be incorporated into the overall cost of the procedures in which they are used and that there will be no separate, additional reimbursement for our products. This also may discourage the use of our products. Furthermore, we could be negatively affected by changes in reimbursement policies of government or private health care payers, particularly to the extent any such changes affect reimbursement for procedures in which our products are used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payers for procedures involving our products could have a significant negative effect on our financial condition.

     Furthermore, significant attention is placed on reforming the healthcare system in the United States and other countries. Any changes in Medicare or third party medical expense reimbursement which may arise from healthcare reform would likely have a material adverse effect on the price for our products. In addition, changes to the healthcare system may also affect the commercial acceptance of products we are currently developing and products we may develop in the future. Several proposals have been made in the United States Congress and various state legislatures recently that, if adopted, would reform the healthcare system in the United States and potentially reduce healthcare spending which may result in a material adverse effect on our business.


WE  HAVE  LIMITED  SALES  AND  MARKETING  EXPERIENCE

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

     We believe that, to become and remain competitive, we will need to develop additional third party international distribution channels and a direct sales force for our products. If we enter into third party marketing arrangements, our percentage share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. Establishing marketing and sales capabilities sufficient to support sales in commercial quantities will require significant resources. We may not be able to recruit and retain direct sales personnel, succeed in establishing and maintaining any third party distribution channels or succeed in our future sales and marketing efforts.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF THIRD PARTY SUPPLIERS TO MANUFACTURE OUR PRODUCTS

     We depend upon a limited number of unaffiliated third party suppliers for components and materials used in the manufacture of our products and, as such, our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers that allow us to obtain sufficient quantities and quality materials and components on acceptable terms. If our principal suppliers cease to supply the materials and components we need to manufacture our products, there may not be adequate alternatives to meet our needs, which will have a material adverse effect on our business. To date, we have been able to obtain the necessary components and materials used in the manufacture of our products without material delays, however, there can be no assurance that we will be able to obtain the necessary components and materials used in our products in the future on a timely basis, if at all.


WE  ARE  DEPENDENT  ON  ADEQUATE PROTECTION OF OUR PATENT AND PROPRIETARY RIGHTS

     We may not be able to obtain effective patents to protect our technologies from use by other companies with competitive products, and patents of other companies could prevent us from developing or marketing our products. Our success will depend, to a significant degree, on our ability to secure and protect intellectual proprietary rights and enforce patent and trademark protections relating to our technology. While we believe that the protection of patents or licenses is important to our business, we also rely on trade secrets, know-how and continuing technological innovation to maintain our competitive position. We cannot ensure that (1) we were the first to invent the technologies covered by our patents or pending patent applications, (2) we were the first to file patent applications for these inventions, (3) any of our pending patent applications will result in issued patents, (4) others will not independently develop similar or alternative technologies or duplicate any of our technologies, (5) our patents will provide a basis for commercially viable products or will provide us with any competitive advantages, and (6) our processes or products do not or will not infringe patents or proprietary rights of others. We are currently involved in a patent infringement lawsuit initiated by us in the U.S. District Court for the Central District of California against a competitor. The complaint seeks damages and injunctive relief to prevent this competitor from marketing cryosurgical systems and components incorporating our patented combination of cryocooling, ultrasound and temperature monitoring technology. Counterclaims have been made against us by the competitor in this litigation alleging that our cryosurgical system infringes on the competitor's proprietary rights. This litigation and any other litigation necessary to protect our patent position could be costly, and it is possible that we will not have sufficient resources to fully pursue this litigation or to protect our other patent rights and could result in the rejection or invalidation of our existing and future patents, if any. If we are unsuccessful in this lawsuit our competitors may be able to use certain or of our cryosurgical systems technology. This outcome, or any adverse outcome in litigation relating to the validity of our patents, or any other failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, from time to time, we have received correspondence alleging infringement of proprietary rights of third parties. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We try to preserve the confidentiality of our technology be entering into confidentiality agreements with our employees, consultants, customers, and key vendors and by other means. These measures may not, however, prevent the unauthorized disclosure or use of such technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. In addition, enforcement of these agreements may be costly and time consuming.

WE  ARE  FACED  WITH  INTENSE  COMPETITION  AND RAPID TECHNOLOGICAL AND INDUSTRY
CHANGE

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

WE  MAY  NEED  ADDITIONAL  LONG  TERM  FINANCING

     If we undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, we may require additional outside financing. Such additional funds may be raised through the sale of our equity securities or the incurrence of additional debt or through collaborative arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a significant negative effect on our business, operating results, financial condition and prospects.

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

WE  ARE  DEPENDENT  ON  KEY  PERSONNEL

     Failure to attract and retain skilled personnel could hinder our research and development and sales and marketing efforts. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel, including Paul W. Mikus, our Chief Executive Officer. None of these individuals is bound by an employment agreement or covered by an insurance policy of which we are the beneficiary. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our research and development and sales and marketing efforts and thereby materially harm our business and financial condition.

GOVERNMENT  REGULATION  CAN  HAVE  A  SIGNIFICANT  IMPACT  ON  OUR  BUSINESS

     Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions which vary from country to country. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. We may not be able to obtain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay modify or rescind regulatory approval of our products. Any such position by the FDA, or change of position by the FDA, may adversely impact our business and financial condition. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. We may not be able to obtain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a significant negative effect on our financial condition. In addition, the health care industry in the United States is generally subject to fundamental change due to regulatory, as well as political, influences. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include controls on health care spending through limitations on the growth of private purchasing groups and price controls. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

     We, our distributors and healthcare providers who purchase our products and services are subject to state and federal laws prohibiting kickbacks or other forms of bribery in the healthcare industry. We may be subject to civil and criminal prosecution and penalties if we or our agents violate any of these laws.

WE  MAY  BE  NEGATIVELY  IMPACTED  BY  PRODUCT  LIABILITY  AND  PRODUCT  RECALL

     The manufacture and sale of medical products entails significant risk of product liability claims or product recalls. Our existing insurance coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the clinical trials or sales of our products. We may require increased product liability coverage as our products are commercialized. Insurance is expensive and may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our products, could have a significant negative effect on our business and financial condition. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

WE  MAY  EXPERIENCE  FLUCTUATIONS  IN  OUR  FUTURE  OPERATING  RESULTS

     If our revenue declines in a quarter from the revenue in the previous quarter our earnings will likely decline because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, due to a decrease in revenue or for some other reason, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

OUR  BUSINESS  IS  EXPOSED  TO  RISKS  RELATED  TO  ACQUISITIONS  AND  MERGERS

     As part of our strategy to commercialize our products, we may acquire one or more businesses, such as a related company that would use our products in clinical applications. In June 1999, we consummated a business combination with Advanced Medical Procedures, LLC, a regional mobile cryosurgery service company that provides our cryosurgical equipment for the treatment of prostate and liver cancer on a procedural basis. We may not be able to effectively integrate our business with any other business we may acquire or merge with or effectively utilize the business acquired to develop and market our products. The failure to integrate an acquired company or acquired assets into our operations may cause a drain on our financial and managerial resources, and thereby have a significant negative effect on our business and financial results.

     These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. Furthermore, any physical expansion in facilities due to an acquisition may result in disruptions that seriously impair our business. We are not experienced in managing facilities or operations in geographically distant areas. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Finally, in connection with any future acquisitions, we may incur debt or issue equity securities as part or all of the consideration for the acquired company's assets or capital stock. We may be unable to obtain sufficient additional financing on favorable terms or at all. Equity issuances would be dilutive to our existing stockholders.

OUR  COMMON  STOCK  HAS  A  LIMITED  MARKET  AND  TRADING  HISTORY

     If we fail to satisfy the continued listing requirements of the Nasdaq National Market or Nasdaq SmallCap Market, our stock could become subject to the SEC's Penny Stock Rules, making the stock difficult to sell. Our common stock began trading on the Nasdaq SmallCap Market on February 28, 1997 and in May 2000 was listed and is currently traded on the Nasdaq National Market. If we are unable to maintain the standards for quotation on the Nasdaq National Market or the Nasdaq SmallCap Market, the ability of our investors to resell their shares may be limited. In addition, our securities may be subjected to "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell or make a market in such securities. This could affect the ability or willingness of broker-dealers to sell or make a market in our securities and the ability of holders of our securities to sell their securities in the secondary market.

OUR  STOCK  PRICE  MAY  FLUCTUATE  SIGNIFICANTLY

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

THE FUTURE SALES OF SHARES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE

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

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER MAY HAVE A POSSIBLE NEGATIVE EFFECT ON OUR STOCK PRICE

     Certain provisions of our Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. In March 1999, our board of directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. These provisions may make it more difficult for stockholders to take certain corporation actions and may have the effect of delaying or preventing a change in control. In addition, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. This section provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of Endocare. The foregoing factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

CALIFORNIA  ENERGY  CRISIS

     Our headquarters and principal operations are located in Orange County, California. California has recently found itself in a utility crisis caused, in part, by a lack of affordable power sources and the financial instability of several of its primary power suppliers. Orange County has undergone several periods of "rolling blackouts," a technique used by our power provider to conserve its resources. Although our operations have not been halted as a result of these conservation measures, potential suspensions of our operations due to power disruptions could result in materially higher costs and lost revenues, either of which would materially adversely impact our business, financial condition and results of operations.

ITEM  2.  PROPERTIES

     We currently occupy approximately 16,000 square feet of office, manufacturing, engineering, warehouse, and research and development space in Irvine, California. The property is leased through March 2002. We also occupy approximately 1,320 square feet of office space in Winter Park, Florida. The property is leased through March 2002. We believe the leased properties satisfy our current needs.

ITEM  3.  LEGAL  PROCEEDINGS

     In March 2000, we filed patent infringement lawsuits against Israeli-based Galil Medical, Ltd., and its U.S. affiliate, Galil Medical USA, Inc. (collectively, "Galil"). The suit against Galil filed in the U.S. District Court for the Central District of California, alleges that Galil has marketed and sold cryosurgical systems that infringe our patented combination of cryocooling, ultrasound and temperature monitoring technology. Our suit seeks damages and injunctive relief with respect to products and procedures which are found to infringe our proprietary technology. In August 2000, Galil submitted counterclaims alleging that our cryosurgical probes infringe Galil's probe patents. Galil seeks unspecified damages and injunctive relief with respect to our cryosurgical system. We believe we have adequate defenses to these claims and intend to defend the litigation vigorously if necessary. All proceedings in the action were stayed by the District Court on December 13, 2000 pending the outcome of the settlement discussions by the parties. The parties are currently engaged in settlement discussions. We do not expect any material adverse effect on our consolidated financial condition or the results of operations because of such actions.

     In March 2000, we filed a similar suit to the one discussed above against Cryomedical Sciences, Inc. In December 2000, the parties reached a settlement in this action. In the settlement agreement, CMSI stipulated for purposes of the agreement that our patent combining cryo-cooling, ultrasound and temperature monitoring technology is valid and enforceable. On December 20, 2000, as part of the settlement, the District Court signed a Consent Judgment validating the settlement agreement in which CMSI stipulated for purposes of the agreement that our patent combining cryo-cooling, ultrasound and temperature monitoring technology is valid and enforceable. The settlement resulted in certain cross-licensing agreements.

     In the normal course of business, we are subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material adverse effect on our consolidated results of operations or financial condition.

     From time to time, we have received other correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore that we could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. We do not expect any material adverse effect on our consolidated financial condition or the results of operations because of such actions.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of 2000.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock began trading on the Nasdaq SmallCap Market on February 28, 1997 and on May 23, 2000 was listed and is currently traded on the Nasdaq National Market System under the symbol "ENDO". Between February 20, 1996 and February 27, 1997, our common stock was traded on the over-the-counter market on the Nasdaq Electronic Bulletin Board under the symbol "ENDO." The following table sets forth the high and low closing prices for our common stock during the periods indicated as quoted on the Nasdaq SmallCap Market or Nasdaq National
Market:



                            FISCAL YEAR ENDED DECEMBER 31,
                           -------------------------------
                                1999            2000
                               -----           -----
                              HIGH    LOW    HIGH    LOW
                             -----  -----   ------  ------
            Fourth quarter   $8.94  $5.31   $19.44  $12.44

            Third quarter.   $8.25  $5.00   $21.38  $16.00

            Second quarter   $6.00  $3.06   $20.25  $11.88

            First quarter.   $6.00  $2.03   $21.75  $ 9.00


     As of March 13, 2001, the closing price of our common stock was $11.25. Also, as of that date, we had approximately 326 stockholders of record. On March 13, 2001 there were 15,212,030 shares of our common stock issued and outstanding.

     In March 1999, our Board of Directors adopted a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one preferred stock purchase right for each share of common stock held as of the close of business on April 15, 1999. The preferred stock purchase rights are designed to guard against partial tender offers and other coercive tactics that might be used in an attempt to gain control of Endocare or to deprive stockholders of their interest in the long-term value of our business. The preferred stock purchase rights will be exercisable only if a person or group acquires 15% or more of our common stock (subject to certain exceptions stated in the Stockholder Rights Plan) or announces a tender offer, the consummation of which would result in ownership by a person or a group of 15% or more of our common stock. Each preferred stock purchase right will entitle stockholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $25 upon certain events. If a person or group acquires 15% or more of our outstanding common stock (subject to certain exceptions stated in the Stockholder Rights Plan), or a holder of 15% or more of our common stock engages in certain self-dealing transactions or a merger transaction in which we are the surviving corporation and our common stock remains outstanding, then each preferred stock purchase right not owned by such person or group or certain related parties will entitle its holder to purchase, at the preferred stock purchase right's then-current exercise price, units of our Series A Preferred Stock (or, in certain circumstances, our common stock, cash, property or other securities of Endocare) having a market value equal to twice the then-current exercise price. In addition, if, after the preferred stock purchase rights become exercisable, we are acquired in a merger or other business combination transaction, or sell 50% or more of our assets or earnings power, each stock purchase right will entitle its holder to purchase, at the preferred stock purchase right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the preferred stock purchase right's exercise price. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15% or more of our common stock (subject to certain exceptions stated in the Stockholder Rights Plan), the preferred stock purchase rights are redeemable for one cent per stock purchase right at the option of our Board of Directors. The preferred stock purchase rights are intended to enable all stockholders to realize the long-term value of their investment in our business. The preferred stock purchase rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire our business to negotiate with our Board of Directors prior to attempting to a takeover. The dividend distribution was made on April 15, 1999 to the stockholders of record on that date. The preferred stock purchase rights will expire on April 15, 2009.

     We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We are precluded from paying cash dividends under our existing debt agreement without first obtaining the consent of our creditor.

     On November 22, 2000, we entered into a common stock purchase agreement with SAFECO 401(k) Savings Plan, SAFECO Common Stock Trust, SAFECO Resource Series Trust, Narragansett I, L.P, Narragansett Offshore, Ltd., and SDS Merchant Fund, L.P. Pursuant to a purchase agreement, on November 24, 2000, we sold an aggregate of 1,509,440 shares of our common stock to the investors at a price of $13.25 per shares and issued warrants to purchase up to an aggregate of 188,680 shares of our common stock to the investors at an exercise price of $13.9125 per share. The issued warrants resulted in total gross proceeds of $20,000,080 to our business (before deducting fees and expenses of approximately $1.7 million). The issued warrants are exercisable for a term of five years from the date of issuance. We agreed to register the resale by the investors of the shares and the shares of common stock issuable upon exercise of the warrants. The shares and warrants were sold pursuant to an exemption from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D under such act. We also granted the investors the right to purchase, subject to certain exceptions and restrictions, a pro rata portion of any of our capital stock (including securities convertible into or exercisable for capital stock) which we may, from time to time, propose to sell and issue. Such right expires upon the first anniversary of the effective date of the registration statement described above. PaineWebber Incorporated acted as the placement agent and received a 6% fee for the sale of our common stock and warrants.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table presents selected financial data of our business for the years ended December 31, 1996, 1997, 1998, 1999 and 2000.


                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                             1996          1997          1998          1999        2000
                                         -----------  -----------  ------------  ------------  -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
Net product sales . . . . . . . . . . .  $    1,878   $    1,918   $     1,363   $     2,329   $     5,968
Mobile cryosurgical procedures. . . . .         148          347           490         1,133           703
Revenue from collaborative agreements .         250           83           642            --            --
Research revenue from related party . .           1           --            --            --            --
                                         -----------  -----------  ------------  ------------  ------------
Total revenues. . . . . . . . . . . . .       2,277        2,348         2,495         3,462         6,671
                                         -----------  -----------  ------------  ------------  ------------
Costs and expenses:
Cost of product sales . . . . . . . . .         994        1,271           974         1,255         2,607
Cost of mobile cryosurgical procedures.          59          151           209           429           405
Research and development. . . . . . . .       1,023        1,596         1,920         2,574         3,204
Selling, general and administrative . .       1,410        3,553         4,653         7,992        12,230
Impairment loss on long-lived assets. .         325           --            --            --            --
                                         -----------  -----------  ------------  ------------  ------------
Total costs and expenses. . . . . . . .       3,811        6,571         7,756        12,250        18,446
                                         -----------  -----------  ------------  ------------  ------------
Loss from operations. . . . . . . . . .      (1,534)      (4,223)       (5,261)       (8,788)      (11,775)
Interest income (expense), net. . . . .         (29)         201           336          (476)    (     624)
                                         -----------  -----------  ------------  ------------  ------------
Net loss. . . . . . . . . . . . . . . .  $   (1,563)  $   (4,022)  $    (4,925)  $    (9,264)  $   (12,399)
                                         ===========  ===========  ============  ============  ============
Net loss per share. . . . . . . . . . .  $     (.27)  $     (.48)  $      (.49)  $      (.86)  $      (.97)
                                         ===========  ===========  ============  ============  ============
Weighted average shares outstanding . .   5,895,000    8,307,000    10,062,000    10,838,000    12,757,000
                                         ===========  ===========  ============  ============  ============



                                                      BALANCES AT DECEMBER 31,
                                                     ------------------------
                                               1996     1997    1998     1999     2000
                                              -------  ------  ------  --------  -------
                                                           (IN THOUSANDS)
     Balance Sheet Data:
     -------------------
     Working capital . . . . . . . . . . . .  $  595   $3,718  $5,544  $ 6,445   $19,452
     Total assets. . . . . . . . . . . . . .   1,952    5,691   7,992   12,996    28,845
     Long-term debt. . . . . . . . . . . . .     771       44     201   10,153     7,574

     Total shareholders' equity (deficiency)     (17)   3,960   6,011     (480)   14,869


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the Safe Harbor provisions created by that statute. Our business and results of operations are subject to risks and uncertainties including, but not limited to, those discussed under the caption "Factors That May Affect Future Results and Trading Price of Common Stock" included elsewhere in this report, and in risk factors contained in other periodic reports filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, limited operating history of our business with a history of losses; fluctuations in our order levels; uncertainty regarding market acceptance of our new products; uncertainty of product development and the associated risks related to clinical trials; the rapid pace of technological change in our industry; our limited sales, marketing and manufacturing experience, and the ability to convince health care professionals and third party payers of the medical and economic benefits of our Cryocare System. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties.

GENERAL

     We are a vertically-integrated medical device company that develops, manufactures and markets cryosurgical and stent technologies for applications in oncology and urology. We have concentrated on developing devices for the treatment of the two most common diseases of the prostate, prostate cancer and benign prostate hyperplasia. We are also developing cryosurgical technologies for treating tumors in other organs, including the kidney, breast and liver.
Since our formation in 1990, we operated first as a research and development department, then later as a division of Medstone International, Inc. Effective January 1, 1996, we became an independent, publicly-owned corporation upon being spun-out to existing Medstone shareholders.

     We derive revenues primarily from the sale of our Cryocare Systems, related disposable Cryoprobes and revenue from mobile cryosurgical procedures. Revenue's are recognized upon the shipment of products, or in the case of our mobile cryosurgical procedures, upon the completion of procedures. Under our cryosurgical system placement program, a system is placed at a customer site for use with our disposable Cryoprobes. The cost of the system is depreciated into product cost of sales over an estimated useful life of three years.

     We have incurred losses since our inception. As of December 31, 2000, we had an accumulated deficit of $32.2 million. These losses and accumulated deficit have resulted from significant costs incurred in the development of the cryosurgery and stent technology platforms, clinical studies and establishing our infrastructure to launch our products. We intend to continue to invest heavily in research, development, clinical studies, sales and marketing, and general administrative infrastructure. As a result, we do not expect to be profitable in the near future. Although we have experienced revenue growth in recent periods, operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of the business and our limited operating history, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. There can be no assurance that we will be able to achieve or sustain profitability.

     On June 30, 1999, we acquired all the outstanding membership interests of Advanced Medical Procedures, LLC, a Florida limited liability company. AMP operates a mobile cryosurgery business which provides cryosurgical equipment for the treatment of prostate and liver cancer on a per procedure basis. The merger was accounted for as a pooling-of-interests for financial reporting purposes. The historical financial statements for the periods prior to the merger are restated as though our businesses had been combined during such periods.

RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.


                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                       1998     1999    2000
                                                      ------   ------  ------
           Revenues:
             Net product sales. . . . . . . . . . .      55%     67%     89%
             Mobile cryosurgical procedures . . . .      20      33      11
             Revenue from collaborative agreements.      25      --      --
                                                      ------  ------   -----
               Total revenues . . . . . . . . . . .     100%    100%    100%
                                                      ------  ------   -----

           Costs and expenses:
             Cost of product sales. . . . . . . . .      39%     36%     39%
             Cost of mobile cryosurgical procedures       8      13       6
             Research and development . . . . . . .      77      74      48
             Selling, general and administrative. .     187     231     183
                                                      ------   ------  -----
               Total costs and expenses . . . . . .     311     354     276
                                                      -----    -----   -----
            Loss from operations. . . . . . . . . .    (211)   (254)   (177)
            Interest income (expense), net. . . . .      14     (14)    ( 9)
                                                       -----   -----   -----
            Net loss. . . . . . . . . . . . . . . .    (197)%  (268)%  (186)%
                                                      ======   =====   =====


     Year  Ended  December  31,  2000  Compared  to Year Ended December 31, 1999

     Product revenue for the year ended December 31, 2000 increased 156% to $5,968,000 compared to $2,329,000 in 1999. The increase was attributable primarily to increased sales of our Cryocare System and related disposable Cryoprobes following Medicare's July 1, 1999 implementation of national coverage for localized prostate cancer. We have also experienced increased general surgery system sales in Asia in 2000.

     Revenue from mobile cryosurgical procedures for the year ended December 31, 2000 decreased 38% to $703,000 compared to $1,133,000 in 1999. The decrease corresponds to a decline in the number of mobile cryosurgical procedures performed in 2000, including a reduction in higher revenue liver cryosurgical procedures.


     Gross margins on product sales were 56% for the year ended December 31, 2000 compared to 46% in 1999. The increase is due to a mix of higher margin cryosurgical probe and system sales in 2000 coupled with a reduction in product costs due to manufacturing efficiencies associated with increased production.

     Gross margin on mobile cryosurgical procedures was 42% for the year ended December 31, 2000 compared to 62% in 1999. The change in margins is attributable to procedure mix, including fewer higher margin cryosurgical liver procedures performed in 2000.

     Research and development expense increased 24% to $3,204,000 for the year ended December 31, 2000 compared to $2,574,000 in 1999. The increase reflects the investment we have made in the form of additional personnel and related infrastructure to support improvement in our Cryocare System product, new product development efforts and clinical costs associated with the Horizon Prostatic Stent.

     Selling, general and administrative expense increased 53% to $12,230,000 for the year ended December 31, 2000 compared to $7,992,000 in 1999. This increase reflects increased sales and marketing costs, including increased sales commissions, associated with the commercialization of our cryosurgical product for prostate cancer and an average increase of approximately 60% in our direct sales and marketing personnel between periods.

     Interest income (expense), net was ($624,000) for the year ended December 31, 2000 compared to ($476,000) in 1999. The change was due to interest expense associated with the issuance of debt in the middle of 1999 and 2000, including corresponding amortization of deferred financing costs, partially offset by interest income.

     Our net loss for the year ended December 31, 2000 was $12,399,000 or 97 cents per share on 12,757,000 weighted average shares outstanding, compared to a net loss of $9,264,000, or 86 cents per share on 10,838,000 weighted average shares outstanding for the same period in 1999. The increase in net loss resulted from higher research and development costs, higher selling, general and administrative expenses and increased interest expense partially offset by increased revenues and lower cost of sales as a percentage of sales.

     Year  Ended  December  31,  1999  Compared  to Year Ended December 31, 1998

     Product revenue for the year ended December 31, 1999 increased 71% to $2,329,000 compared to $1,363,000 in 1998. The increase was attributable to the third quarter 1999 launch of our cryosurgical technology in conjunction with Medicare's July 1, 1999 implementation of national coverage for this treatment protocol for localized prostate cancer.

     Revenue from our mobile cryosurgical procedures for the year ended December 31, 1999 increased 131% to $1,133,000 compared to $490,000 in 1998. The increase corresponds to a greater number of procedures performed in 1999 as a result of increased sales and marketing efforts.

     Revenue from collaborative agreements for the year ended December 31, 1999 was zero compared to $642,000 in 1998. The 1998 amount represented a licensing fee and the respective quarters' amortization of a lump-sum payment from Boston Scientific Corporation based upon a previous distribution agreement entered into in November 1996. The distribution agreement with Boston Scientific was terminated by us in March 1999.

     Gross margins on our product sales were 46% for the year ended December 31, 1999 compared to 29% in 1998. The increase is due to a mix of higher margin cryosurgical probe and system sales in 1999 coupled with a reduction in product costs due to manufacturing efficiencies associated with increased production.

     Gross margin on our mobile cryosurgical procedures was 62% for the year Ended December 31, 1999 compared to 57% in 1998. The change in margins is attributable to procedure mix and higher surgery rental rates in 1998.

     Our Research and development expense increased 34% to $2,574,000 for the year ended December 31, 1999 compared to $1,920,000 in 1998. The increase reflects the investment we have made in the form of additional personnel and related infrastructure to support general product improvement, new product development efforts and clinical costs associated with the Horizon Prostatic Stent.

     Selling, general and administrative expense increased 72% to $7,992,000 for the year ended December 31, 1999 compared to $4,653,000 in 1998. This increase reflects increased sales and marketing costs associated with the mid-1999 launch of our cryosurgical product for prostate cancer and an almost doubling of our direct sales and marketing personnel between periods.

     Interest income (expense), net was ($476,000) for the year ended December 31, 1999 compared to $337,000 in 1998. The change was due to interest expense associated with the issuance of convertible debentures and a note payable in 1999, including corresponding amortization of deferred financing costs, offset by interest income.

     Our net loss for the year ended December 31, 1999 was $9,264,000, or 86 cents per share on 10,838,000 weighted average shares outstanding, compared to a net loss of $4,925,000, or 49 cents per share on 10,062,000 weighted average shares outstanding for the same period in 1998. The increase in net loss resulted from higher research and development costs, higher selling, general and administrative expenses and increased interest expense partially offset by increased revenues and lower cost of sales as a percentage of sales.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have funded our operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, convertible debentures, sales to customers, licensing fees from a former distributor, a credit facility, interest on investments, and the proceeds from the exercise of outstanding options and warrants.

     At December 31, 2000, our cash and cash equivalents balance was $22,016,000, compared to $7,365,000 at December 31, 1999. This increase was provided primarily by the 2000 financing transactions discussed below offset by cash used in operating activities. At December 31, 2000, net working capital was $19,452,000, and the ratio of current assets to current liabilities was 4 to 1.

     For the year ended December 31, 2000, net cash used by operating activities was approximately $10.7 million compared to $8.4 million and $4.3 million for the years ended December 31, 1999 and 1998, respectively. Working capital has been used as our operations have increased in 2000. Net accounts receivable increased to $2,114,000 at December 31, 2000, compared to $958,000 at December 31, 1999. The increase resulted primarily from a corresponding increase in product sales in conjunction with the commercialization of our cryosurgical technology for prostate cancer. Inventories increased to $1,544,000 at December 31, 2000 compared to $1,279,000 at December 31, 1999. Property and equipment additions during 2000 were approximately $230,000 as compared to $339,000 and $351,000 in 1999 and 1998, respectively. Additionally, $781,000 of inventory was transferred to property and equipment during 2000 under our cryosurgical system placement program as compared to $490,000 in 1999. Working capital was provided as accounts payable and other current liabilities grew to approximately $5,401,000 compared to $3,324,000 at December 31, 1999 due to an increase in operating activities. In 2000, we invested $250,000 in a business that provides medical equipment and technician services to hospitals and out patient surgery centers. In 1999, we invested $300,000 in Sanarus Medical Inc., a women's healthcare company.

     In June and July 1999, we received a total of $8,000,000 from the sale to institutional investors of 7% convertible debentures due in three years from the date of issuance. During the second quarter of 2000, the $8,000,000 in convertible debentures was converted into 1,475,610 shares of common stock under the terms of the agreements. Under the agreements, the purchasers of the convertible debentures had options to purchase additional debentures for the aggregate principal amounts of $5,000,000 and $3,000,000 prior to June 7, 2002 and July 29, 2002, respectively. The additional debentures mature three years from the date they are issued, bear interest at 7% per annum and are convertible in whole or in part at a conversion price of $6.75 per share (subject to certain anti-dilution adjustments). We had a put option to require the purchasers to buy the $5,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation is more that $10.00 per share for the twenty (20) trading days in a consecutive thirty (30) trading day period and on the date we elect to exercise the put option, and if certain other conditions are met. We also had a put option to require the purchasers to buy the $3,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation is more that $9.00 per share for twenty (20) trading days in a consecutive thirty (30) trading day period and on the date we elect to exercise the put option, and if certain other conditions are met. On May 5, 2000, we received $8,000,000 from the sale of the additional 7% convertible debentures to institutional investors pursuant to the purchase options discussed above of which $500,000 was converted into 74,074 shares of common stock during the fourth quarter of 2000. In addition, in July 1999, we entered into a Loan and Security Agreement with a lender which originally provided for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable. In April 2000, we increased the revolving portion of the credit facility from $2,000,000 to $4,000,000, in addition to the $1,000,000 based on eligible accounts receivable. As of December 31, 2000, $1,000,000 of the loan was outstanding. The loan matures and all amounts must be repaid on July 31, 2001. The loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% for the option of the loan based on eligible account receivables or 3.5%. The loan is secured by a first priority lien on all of the assets of our business, except for intellectual property, is fully guaranteed by our subsidiary, AMP, and contains certain restrictive covenants. We expect to renew or replace the loan upon maturity.

     In November 2000, we sold 1,509,440 shares of our common stock at a price Of $13.25 per share in a private placement. After transaction fees, legal, accounting, filing fees and other associated expenses of approximately $1,648,000, the net contribution to our capital was approximately $18,352,000.

     We believe that our existing cash resources and credit facility will provide sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs through at least the end of 2001. If we elect to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, it may require additional outside financing prior to such time. We expect that to meet our long-term needs we may need to raise substantial additional funds through the sale of our equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties. We also expect to renew or replace our credit line which expires in July 2001.

OTHER  MATTERS

     ACCOUNTING  PRINCIPLES

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended, is effective in the first quarter of 2001. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement replaces Statement of Financial Accounting Standards No. 125 and is effective in the second quarter of 2001. SFAS 140 revises the accounting for securitizations and other transfers of financial assets. The adoption of SFAS 140 is not expected to have a material effect on our financial position or results of operations.

     OTHER

     We are not aware of any issues related to environmental concerns that have or are expected to materially effect our business.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Our financial instruments include cash, cash equivalents, notes receivable and debentures. At December 31, 2000, the carrying values of our financial instruments approximated their fair values.

     Our policy is not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not transact business in foreign currencies. Therefore, we do not have significant overall currency exposure. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.

     We maintain a $5,000,000 credit facility bearing interest at the highest Prime rate or equivalent rate announced by certain designated banks, plus 2% or 3.5%. The current rate of interest on the credit facility is approximately 12.5%. This is our only debt which does not have a fixed-rate of interest. A significant change in interest rates would not materially impact our consolidated financial statements. The credit facility expires in July 2001.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

(a)  DOCUMENTS  FILED  AS  A  PART  OF  THIS  REPORT

(1)  Index  to  Financial  Statements

       Independent  Auditors'  Report

       Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

       Consolidated  Balance  Sheets  at  December  31,  1999  and  2000

       Consolidated Statements of Shareholders' Equity (Deficiency) for the years ended December 31, 1998, 1999 and 2000

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

       Notes  to  Consolidated  Financial  Statements

(2)  Financial  Statement  Schedule
       Schedule II--Valuation and Qualifying Accounts - for the years ended December 31, 1998, 1999 and 2000

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endocare, Inc. and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG  LLP

Orange  County,  California
February  8,  2001

                             ENDOCARE, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                               FOR  THE  YEARS  ENDED  DECEMBER  31,
                                              --------------------------------------
                                              1998           1999            2000
                                          -------------  -------------  --------------
Revenues:
  Net product sales. . . . . . . . . . .  $  1,363,112   $  2,328,973   $   5,967,708
  Mobile cryosurgical procedures . . . .       490,066      1,132,901         703,240
  Revenue from collaborative agreements.       641,672             --              --
                                          -------------  -------------  --------------
    Total revenues . . . . . . . . . . .     2,494,850      3,461,874       6,670,948
                                          -------------  -------------  --------------
Costs and expenses:
  Cost of product sales. . . . . . . . .       974,308      1,254,917       2,607,128
  Cost of mobile cryosurgical procedures       208,685        429,751         405,321
  Research and development . . . . . . .     1,919,527      2,573,518       3,203,717
  Selling, general and administrative. .     4,653,487      7,991,885      12,230,294
                                          -------------  -------------  --------------
    Total costs and expenses . . . . . .     7,756,007     12,250,071      18,446,460
                                          -------------  -------------  --------------
Loss from operations . . . . . . . . . .   ( 5,261,157)    (8,788,197)    (11,775,512)
Interest income (expense), net . . . . .       336,593       (475,978)       (624,114)
                                          -------------  -------------  --------------
Net loss . . . . . . . . . . . . . . . .  $( 4,924,564)  $( 9,264,175)  $( 12,399,626)
                                          =============  =============  ==============
Net loss per share of common stock -
  basic and diluted. . . . . . . . . . .  $       (.49)  $       (.86)  $        (.97)
                                          =============  =============  ==============
Weighted average shares of
  common stock outstanding . . . . . . .    10,062,000     10,838,000      12,757,000
                                          =============  =============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                          ENDOCARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                           DECEMBER  31
                                                                                          -------------
                                                                                       1999           2000
                                                                                   -------------  -------------
                                    ASSETS
                                   ---------
      Current assets:
         Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $  7,364,951   $ 22,016,448
         Accounts receivable, less allowances of $270,000
             and $406,639 at December 31, 1999 and 2000,
             respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      958,145      2,113,766
         Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,278,785      1,543,733
         Prepaid expenses and other current assets. . . . . . . . . . . . . . . .       166,969        178,972
                                                                                   -------------  -------------
             Total current assets . . . . . . . . . . . . . . . . . . . . . . . .     9,768,850     25,852,919
      Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .       962,720      1,496,153
      Deferred financing costs and other assets, net of accumulated amortization
      of $413,394 and $188,742 at December 31, 1999 and 2000, respectively.           2,264,803      1,495,718
                                                                                   -------------  -------------
                Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,996,373   $ 28,844,790
                                                                                   =============  =============
             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
             -------------------------------------------------
      Current liabilities:
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,517,470   $  2,231,344
         Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . .       910,103      1,646,079
         Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .       896,210      1,523,602
         Credit facility. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --      1,000,000
                                                                                   -------------  -------------
             Total current liabilities. . . . . . . . . . . . . . . . . . . . . .     3,323,783      6,401,025

      Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . . . .     8,000,000      7,500,000
      Note payable and other liabilities. . . . . . . . . . . . . . . . . . . . .     2,153,082         74,268
                                                                                   -------------  -------------
             Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    13,476,865     13,975,293

      Shareholders' equity (deficiency):
         Preferred stock, $.001 par value; 1,000,000 shares
             authorized; none issued and outstanding. . . . . . . . . . . . . . .            --             --
         Common stock, $.001 par value; 50,000,000 shares
             authorized;  11,248,323 and 15,018,649 issued and
             outstanding at December 31, 1999 and 2000, respectively. . . . . . .        11,248         15,019
         Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .    20,310,010     48,163,186
         Receivable from shareholders . . . . . . . . . . . . . . . . . . . . . .    (1,028,125)    (1,135,457)
         Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .   (19,773,625)   (32,173,251)
                                                                                   -------------  -------------
             Total shareholders' equity (deficiency). . . . . . . . . . . . . . .      (480,492)    14,869,497
                                                                                   -------------  -------------
      Commitments and contingencies
             Total liabilities and shareholders' equity (deficiency). . . . . . .  $ 12,996,373   $ 28,844,790
                                                                                   =============  =============


    The accompanying notes are an integral part of these consolidated financial statements.

                                     ENDOCARE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)



                                                                                                                        TOTAL
                                                                        ADDITIONAL      RECEIVABLE                  SHAREHOLDERS'/
                                                 COMMON STOCK            PAID-IN           FROM        ACCUMULATED      EQUITY
                                              SHARES       CAPITAL        AMOUNT        SHAREHOLDERS     DEFICIT     (DEFICIENCY)
                                          ------------  -----------  ---------------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1997 . . . . . .     8,638,354  $     8,638  $     9,536,347  $          --   $ (5,584,886)  $  3,960,099
Common stock issued in
   private placement, net. . . . . . . .     2,000,000        2,000        6,883,820             --             --      6,885,820
Stock options exercised. . . . . . . . .        60,000           60           10,741             --             --         10,801
Equity provided by
    warrant amortization . . . . . . . .            --           --           79,044             --             --         79,044
Net loss . . . . . . . . . . . . . . . .            --           --               --             --     (4,924,564)    (4,924,564)
                                          ------------  -----------  ---------------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1998 . . . . . .    10,698,354       10,698       16,509,952             --   $(10,509,450)  $  6,011,200
Common stock issued. . . . . . . . . . .       210,988          211        1,316,535     (1,028,125)            --        288,621
Stock options and warrants exercised . .       338,981          339          750,023             --             --        750,362
Equity provided by
    warrant amortization . . . . . . . .            --           --          133,500             --             --        133,500
Fair value of convertible debenture
    purchase options . . . . . . . . . .            --           --        1,600,000             --             --      1,600,000
Net loss . . . . . . . . . . . . . . . .            --           --               --             --     (9,264,175)    (9,264,175)
                                          ------------  -----------  ---------------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1999 . . . . . .    11,248,323       11,248       20,310,010     (1,028,125)   (19,773,625)      (480,492)

Private placement of common stock, net .     1,509,440        1,509       18,350,059             --             --     18,351,568
Conversion of convertible debentures and
    accrued interest, net. . . . . . . .     1,588,545        1,589        7,473,928             --             --      7,475,517
Common stock issued for domain name. . .        20,000           20          434,980             --             --        435,000
Common stock issued, other . . . . . . .         7,216            8          100,675             --             --        100,683
Stock options and warrants exercised . .       645,125          645        1,199,386       (107,332)            --      1,092,699
Equity provided by
    warrant amortization . . . . . . . .            --           --          294,148             --             --        294,148
Net loss . . . . . . . . . . . . . . . .            --           --               --             --    (12,399,626)   (12,399,626)
                                          ------------  -----------  ---------------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 2000 . . . . . .    15,018,649  $    15,019  $    48,163,186  $  (1,135,457)  $(32,173,251)  $ 14,869,497
                                          ============  ===========  ===============  ==============  =============  =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                  ENDOCARE, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     FOR  THE  YEARS  ENDED  DECEMBER  31,
                                                     -------------------------------------
                                                      1998           1999           2000
                                                  -------------  ------------  ---------------
Cash flows from operating activities:
------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . .  $ (4,924,564)  $(9,264,175)  $(  12,399,626)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization. . . . . . . . .       164,629       365,925          575,057
  Amortization of warrant value. . . . . . . . .        79,044       133,500          294,148
  Amortization of deferred financing costs . . .            --       378,695          395,614
  Common stock issued for interest payable . . .            --       288,621          549,098
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . .        12,039      (550,543)     ( 1,155,621)
  Inventories. . . . . . . . . . . . . . . . . .       382,982    (1,226,412)     ( 1,046,242)
  Prepaid expenses and other current
   assets . . . . . . . . . . .. . . . . . . . .       (23,160)      (79,572)      (   25,410)
  Other assets . . . . . . . . . . . . . . . . .      (112,922)       26,778           30,044
  Accounts payable . . . . . . . . . . . . . . .      (169,015)      863,922          713,874
  Accrued compensation . . . . . . . . . . . . .       370,798       305,475          735,976
  Other accrued liabilities. . . . . . . . . . .        90,286       373,656          627,257
  Deferred revenue . . . . . . . . . . . . . . .      (166,672)           --       (   38,000)
                                                  -------------  ------------  ---------------
Net cash used in operating activities. . . . . .   ( 4,296,555)   (8,384,130)    ( 10,743,831)
                                                  -------------  ------------  ---------------
Cash flows from investing activities:
------------------------------------------------
  Purchases of property and equipment. . . . . .      (350,645)     (338,818)        (229,812)
  Investments. . . . . . . . . . . . . . . . . .            --      (300,061)        (250,000)
                                                  -------------  ------------  ---------------
Net cash used in investing activities. . . . . .      (350,645)     (638,879)        (479,812)
                                                  -------------  ------------  ---------------
Cash flows from financing activities:
------------------------------------------------
Proceeds from credit facility. . . . . . . . . .            --     2,000,000        2,000,000
Payments made to credit facility and other debt.            --            --      ( 3,040,814)
Proceeds from private placement. . . . . . . . .     6,885,820            --       18,351,568
Stock options and warrants exercised . . . . . .        10,801       750,362        1,199,386
Proceeds from issuance of debentures . . . . . .            --     8,000,000        8,000,000
Debt issuance costs and other. . . . . . . . . .       124,000      (648,201)        (635,000)
                                                  -------------  ------------  ---------------
Net cash provided by financing activities. . . .     7,020,621    10,102,161       25,875,140
                                                  -------------  ------------  ---------------
Net increase in cash and cash equivalents. . . .     2,373,421     1,079,152       14,651,497
Cash and cash equivalents, beginning of year . .     3,912,378     6,285,799        7,364,951
                                                  -------------  ------------  ---------------
Cash and cash equivalents, end of year . . . . .  $  6,285,799   $ 7,364,951   $   22,016,448
                                                  =============  ============  ===============
Non-cash activities:
-------------------
  Note receivable from stock sale. . . . . . . .  $         --   $ 1,028,125   $           --
  Convertible debentures and accrued interest
   converted to common stock, net of unamortized
   deferred financing costs of $1,573,585. . . .            --            --        7,475,517
  Acquisition of trademark and domain name through
   issuance of 20,000 shares of common stock . .            --            --          435,000
  Transfer of inventory to property
   and equipment for placement at customer sites            --       490,237          781,294
  Fair value of convertible debenture
   purchase options credited to additional
   paid-in-capital. . . . . . . . . . . . . . . . .         --     1,600,000               --
  Issuance of common stock for receivable. . . .            --            --          107,332
                                                  -------------  ------------  ---------------
      Total non-cash activities. . . . . . . . .  $         --   $ 3,118,362   $    8,799,143
                                                  =============  ============  ===============

    The accompanying notes are an integral part of these consolidated financial statements.

                          ENDOCARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION  AND  OPERATIONS  OF  THE  COMPANY

Endocare, Inc. (the "Company") is a medical device company that develops, manufactures and markets cryosurgical and stent technologies for applications in oncology and urology. The Company also operates a mobile cryosurgery business. The Company has concentrated on developing devices for the treatment of the two most common diseases of the prostate, prostate cancer and benign prostate hyperplasia. The Company is also developing cryosurgical technologies for treating tumors in other organs, including the kidney, breast and liver.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Endocare, Inc. and its wholly-owned subsidiary Advanced Medical Procedures, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Property and Equipment: Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term. Cryosurgical equipment placed at customer sites for use with the Company's disposable Cryoprobes (TM) is depreciated into product cost of sales over estimated useful lives of three years.

Long-Lived Assets: The Company reviews property, equipment, and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, an impairment loss is recognized as the excess of the carrying value of the asset over its fair value. In accordance with management policies, during 2000, the Company recorded a $100,000 impairment charge for certain non-revenue producing, cryosurgical fixed asset placements. The amount represents the net book value of the product, as the fair value of these assets was determined to be nominal.

Deferred Financing Costs: Deferred financing costs are amortized to interest expense over the lives of the respective debt.

Revenue Recognition: The Company recognizes product revenue upon the shipment of its products, including the shipment of disposable products to customer sites where the Company has placed cryosurgical systems. Revenue from mobile cryosurgical procedures is recognized upon completion of procedures. Revenue from collaborative agreements are recognized as the related activities are performed or milestones are met. Realizability of accounts receivable is determined based upon an understanding of the financial condition of, and prior history with, the buyer and overall historical experience. In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101, as amended, was effective October 1, 2000 and provides the SEC's views in applying Generally Accepted Accounting Principles to selected revenue recognition issues. The adoption of SAB 101 did not cause a material change to the Company's existing revenue recognition policies.

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

Net Loss Per Share: The Company has adopted SFAS No. 128, "Earnings Per Share". Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. In accordance with SFAS 128, the consolidated loss (numerator), shares (denominator) and per-share amount for fiscal 1998 are $(4,924,564), 10,062,000 and $(0.49), respectively, the consolidated loss (numerator), shares (denominator) and per-share amount for fiscal 1999 are $(9,264,175), 10,838,000 and $(0.86), respectively, and the consolidated loss (numerator), shares (denominator) and per-share amount for fiscal 2000 are $(12,399,626), 12,757,000 and $(0.97), respectively. As the
Company has been in a net loss position for the fiscal years 1998, 1999, and 2000, the potential dilution from the conversion of options, warrants and convertible debentures to common stock of 2,549,000, 3,953,000 and 4,332,027 as of December 31, 1998, 1999 and 2000, respectively, were not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS for all periods presented.

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






4.     SUPPLEMENTAL  FINANCIAL  STATEMENT  DATA


                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                             1998          1999          2000
                                                          -----------  ------------  ------------
Interest income (expense), net
  Interest income. . . . . . . . . . . . . . . . . . . .  $  338,710   $   315,864   $   652,331
  Interest Expense . . . . . . . . . . . . . . . . . . .      (2,117)     (791,842)   (1,276,445)
                                                          -----------  ------------  ------------
    Interest income (expense), net . . . . . . . . . . .  $  336,593   $  (475,978)  $   624,114
                                                          ===========  ============  ============

  Cash paid for interest . . . . . . . . . . . . . . . .  $    2,117   $    17,580   $     8,993
                                                          ===========  ============  ============

Inventories:
  Raw materials. . . . . . . . . . . . . . . . . . . . .                $  481,141   $   763,389
  Work in process. . . . . . . . . . . . . . . . . . . .                   310,651       288,480
  Finished goods . . . . . . . . . . . . . . . . . . . .                   486,993       491,864
                                                                       -----------   -----------
    Total inventories. . . . . . . . . . . . . . . . . .                $1,278,785   $ 1,543,733
                                                                        ===========  ============

Property and equipment:
  Equipment. . . . . . . . . . . . . . . . . . . . . . . .              $  488,000   $   616,360
  Equipment -cryosurgical systems placed at customer sites                 490,237     1,271,532
  Furniture and fixtures . . . . . . . . . . . . . . . . .                 442,531       530,388
  Leasehold improvements . . . . . . . . . . . . . . . . .                  86,440       100,034
                                                                       -----------   ------------
    Total property and equipment, at cost. .                             1,507,208     2,518,314
  Accumulated depreciation and amortization. . . . . . . .                (544,488)   (1,022,161)
                                                                        -----------  ------------
    Net property and equipment . . . . . . .                            $  962,720   $ 1,496,153
                                                                        ===========  ============


5.     DEBT

Convertible  Debentures

On June 7, 1999 and July 30, 1999, the Company received $5,000,000 and $3,000,000, respectively, from the sale of its 7% convertible debentures due in three years (the "Debentures"). Interest was payable annually in cash or, at the Company's option, in common stock at a price per share based on recent bid prices prior to the date interest is paid. Under the financing arrangements, the purchasers had options to purchase additional debentures for the aggregate principal amounts of $5,000,000 and $3,000,000. Under the circumstances described below, the Company could require the purchasers to exercise these purchase options. The $5,000,000 principal amount of the Debentures was originally due on June 7, 2002, and was eligible for conversion into the Company's common stock in whole or in part at the purchasers' option at any time on or prior to June 7, 2002 at a conversion price of $5.125 per share. The $3,000,000 principal amount of the Debentures was originally due on July 29, 2002, and was eligible for conversion into the Company's common stock in whole or in part at the purchasers' option at any time, subject to certain restrictions, on or prior to July 29, 2002 at a conversion price of $6.00 per share. The conversion prices were subject to certain anti-dilution adjustments. In addition to the purchasers' option to convert the $5,000,000 principal amount of the Debentures, the Company could have required the purchaser to convert the Debentures into common stock at a conversion price of $5.125 per share (subject to certain anti-dilution adjustments) if the bid price for the common stock as listed for quotation was above $8.00 per share for twenty (20) trading days during a consecutive (30) trading day period, and certain other conditions were met. Subject to certain restrictions, the Company could have required that the purchasers convert the $3,000,000 principal amount of the debentures into common stock at a conversion price of $6.00 per share (subject to certain anti-dilution adjustments) if the bid price for the common stock as listed for quotation was above $9.00 per share for twenty (20) trading days during a consecutive thirty
(30) trading day period, and certain other conditions were met. During the second quarter of 2000, the original $8,000,000 in convertible debentures sold to the investors in 1999 were converted into 1,475,610 shares of common stock under the terms of the original agreements.

Under a securities purchase agreement, the purchasers had a call option exercisable at any time prior to June 7, 2002 to require that the Company sell to the purchasers an additional $5,000,000 principal amount of debentures. The additional debentures mature three years from the date they are issued, bear interest at 7% per annum and are convertible in whole or in part at a conversion price of $6.75 per share (subject to certain anti-dilution adjustments). The Company had a put option to require the purchasers to buy the $5,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation was more that $10.00 per share for the twenty (20) trading days in a consecutive (30) trading day period and on the date the Company elected to exercise the put option, and if certain other conditions were met. The purchasers also had a call option exercisable at any time prior to July 29, 2002 to require the Company to sell to the purchasers an additional $3,000,000 principal amount of debentures. The additional debentures mature three years from the date they are issued, bear interest at 7% per annum and are convertible in whole or in part at the option of the purchasers at any time prior to maturity into common stock at a conversion price of $6.75 per share (subject to certain anti-dilution adjustments). The Company had a put option to require the purchasers to buy the $3,000,000 principal amount of additional debentures if the closing bid price for the common stock as listed for quotation was more than $9.00 per share for twenty (20) trading days in a consecutive thirty (30) trading day period and on the date the Company elected to exercise the put option, and certain other conditions were met. On May 5, 2000, the Company received $8,000,000 from the sale of the additional 7% convertible debentures to institutional investors pursuant to the purchase options discussed above of which $500,000 was converted into 74,074 shares of common stock during the fourth quarter of 2000. Financing costs totaling $585,000 associated with the transaction are being amortized to interest expense over three years. The same investors originally purchased the $8,000,000 of convertible debentures in 1999. In 2000, the Company issued 38,861 shares of common stock for $549,098 in interest payable.

The fair value of the purchasers' two call options described above totaling $1,600,000, was estimated using the Black-Scholes pricing model and was reflected in deferred financing costs and other assets in the accompanying condensed consolidated balance sheet as of December 31, 1999. This amount was being amortized to interest expense over the original lives of the call options. The net unamortized balance totaling $1,156,863 was reclassified to additional paid in capital upon conversion of the original $8,000,000 of convertible debentures into common stock.

Credit  Facility

On July 29, 1999, the Company entered into a Loan and Security Agreement with a lender which originally provided for a revolving credit line in the amount of $2,000,000 plus up to an additional $1,000,000 based on eligible accounts receivable of the Company (the "Loan"). In April 2000, the Company increased the revolving portion of its credit facility from $2,000,000 to $4,000,000 in addition to the $1,000,000 based on eligible accounts receivable of the Company. As of December 31, 1999 and 2000, $2,000,000 and $1,000,000, respectively, of the loan was outstanding. The Loan matures and all amounts must be repaid on July 31, 2001. The Loan bears interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% for the option of the loan based on eligible accounts receivable or 3.5%. The Loan is secured by a first priority lien on all of the assets of the Company, except for intellectual property, is fully guaranteed by the Company's subsidiary, and contains certain restrictive covenants. The Company is in compliance with the restrictive covenants of the agreement as of December 31, 2000.

Long-term debt is comprised of convertible debentures as of December 31, 2000. Aggregate maturities of long-term debt are zero, zero and $7,500,000 for the years ending December 31, 2001, 2002 and 2003, respectively. The balance of the long-term liabilities of approximately $74,000 as of December 2000, consists primarily of a capital lease obligation and equipment loan.

6.     PRIVATE  PLACEMENTS

In April 1998, the Company sold 2,000,000 shares of common stock at a price of $3.50 per share in a direct private placement. After legal, accounting, filing fees and other associated expenses of approximately $150,000, the net contribution to the Company's capital was approximately $6,886,000.

In November 2000, the Company sold 1,509,440 shares of its common stock at a price of $13.25 per share in a private placement. In addition, warrants to purchase up to an aggregate of 188,680 shares of the Company's common stock were issued to the investors at an exercise price of $13.9125 per share. The warrants are exercisable for a term of five years from the date of issuance. After transaction fees, legal, accounting, filing fees and other associated expenses of approximately $1,648,000 the net contribution to the Company's capital was approximately $18,352,000.

7.     STOCK  OPTIONS  AND  WARRANTS

At December 31, 2000, Endocare had two stock-based compensation plans, as described below. Per FASB Statement No. 123, the Company has elected to apply APB Opinion No. 25 and related Interpretations in accounting for its plans.

The 1995 Stock Plan authorizes the Board or one or more committees which the Board may appoint from among its members (the "Committee") to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan is equal to the fair market value of Endocare common stock on the date of grant. Options generally vest 25% on the one year anniversary date, with the remaining 75% vesting monthly over the following three years. Options are exercisable for ten years. A total of 3,649,449 shares of common stock have been reserved for issuance under the 1995 Stock Plan, subject to an automatic annual share increase to which the number of shares available for issuance under the plan will automatically increase on the first trading day of each calendar year by 3% of the total number of shares of the Company's common stock outstanding at the end of the preceding calendar year, to a maximum of 500,000 shares each year. As of December 31, 2000, options to purchase a total of 3,510,247 shares of the Company's common stock have been granted under the 1995 Stock Plan.

The 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors (the "Board") in October 1995 and approved by the shareholders in November 1995. It provides automatic, nondiscretionary grants of options to Endocare's non-employee directors ("Outside Directors"). The Director Plan provides that each Outside Director is granted an option to purchase 20,000 shares of Endocare common stock vested over a two-year period upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of Endocare common stock, on January 1 of each year, or the first trading day thereafter, so long as he or she remains an Outside Director. The exercise price of options granted to Outside Directors must be the fair market value of Endocare common stock on the date of grant. Options granted to Outside Directors have ten-year terms, subject to an Outside Director's continued service as a director. The Subsequent Options granted to the Outside Directors become fully exercisable on the first anniversary of the date of grant. A total of 300,000 shares of common stock has been reserved for issuance under the Director Plan. As of December 31, 2000, options to purchase a total of 130,000 shares of the Company's common stock have been granted under the Director Plan.

The  following  tables  summarize  Endocare's  option activity under both plans:


                                         1998                      1999                        2000
                                         ----                      ----                        ----
                                            WEIGHTED AVG.              WEIGHTED AVG.               WEIGHTED AVG.
                                NUMBER OF  EXERCISE PRICE  NUMBER OF  EXERCISE PRICE  NUMBER OF   EXERCISE PRICE
                                 OPTIONS     PER OPTION     OPTIONS     PER OPTION     OPTIONS     PER OPTION
                                ----------  -----------     ----------  -----------    ----------  -----------
Outstanding, beginning of year  1,499,916  $      1.36     2,657,553  $      1.96     2,959,184   $      2.24
Granted during year. . . . . .  1,463,000  $      2.70       749,500  $      3.31       428,500   $     11.09
Cancelled during year. . . . .   (245,363) $      2.84      (245,138) $      3.04      (192,669)  $      5.61
Exercised. . . . . . . . . . .    (60,000) $      0.18      (202,731) $      1.60      (458,425)  $      2.38
                                ---------- -----------     ---------- -----------     ----------  -----------
Outstanding, end of year . . .  2,657,553  $      1.96     2,959,184  $      2.24     2,736,590   $      3.37
                                ========== ===========     ========== ===========     ==========  ===========





                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                    -------------------                             -------------------
                        NUMBER                                                    NUMBER
                      OUTSTANDING         WEIGHTED-AVG.                         EXERCISABLE
RANGE OF                  AT                REMAINING        WEIGHTED-AVG.           AT           WEIGHTED-AVG.
EXERCISE PRICES    DECEMBER 31, 2000    CONTRACTUAL LIFE    EXERCISE PRICE   DECEMBER 31, 2000  EXERCISE PRICE
---------------    -----------------    ----------------    --------------   -----------------  ---------------
0.18  -  2.00 .              788,354           5.4  years  $          0.50             709,982   $         0.34
2.03  -  4.00 .            1,402,831           7.3  years  $          2.65             960,310   $         2.70
4.25  -  6.19 .              166,105           8.6  years  $          5.08              37,043   $         5.08
6.81  -  9.00 .              178,300           9.0  years  $          8.93               6,083   $         8.51
11.75  -13.88 .              154,500           9.8  years  $         12.38               5,000   $        11.88
16.00  -16.75 .               46,500           9.4  years  $         16.23                  --   $           --
                  -------------------  -------------------  ---------------  ------------------  --------------
0.18  -16.75. .            2,736,590           7.1  years  $          3.37           1,718,418   $         1.82
                  ===================  ===================  ===============  ==================  ==============





The following table presents consolidated pro forma information as if the Company recorded compensation cost using the fair value of the issued stock options using the Black-Scholes valuation model consistent with SFAS 123:




                                             1998          1999           2000
                                         ------------  -------------  -------------
Net loss:
--------
   As reported . . . . . . . . . . .     $(4,924,564)  $ (9,264,175)  $(12,399,626)
   Assumed stock compensation cost .        (363,000)      (896,000)    (1,830,000)
                                         ------------  -------------  -------------
   Pro forma, adjusted . . . . . . .     $(5,287,564)  $(10,160,175)  $(14,229,626)
                                         ============  =============  =============
Net loss per share - basic and diluted:
---------------------------------------
   As reported . . . . . . . . . . .     $     (0.49)  $      (0.86)  $      (0.97)
   Pro forma, adjusted . . . . . . .     $     (0.53)  $      (0.94)  $      (1.12)

The weighted average fair value of the Company's options at the grant date was approximately $1.35 in 1998, and $1.90 in 1999, and $3.22 in 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:



                                1998        1999       2000
                              --------    -------    --------
    Stock volatility. . . .         .1          .5         .9
    Risk-free interest rate      6.00%       6.00%       4.7%
    Option term in years. .   10 years    10 years   10 years
    Stock dividend yield. .         --          --         --

The Company issued warrants to purchase 5,000, 176,506 and 239,070 shares of the Company's common stock in 1998, 1999, and 2000, respectively (see note 6). Warrants generally vest over a one to five year period and have been provided in conjunction with financing transactions, patent licenses and service contracts. As of December 31, 2000, the Company had 469,326 warrants outstanding, of which 358,076 are exercisable. Warrant exercise prices range from $2.31 to $15.40 per share. During 1999 and 2000, 136,250 and 186,400 warrants, respectively, were exercised, and no warrants were exercised in 1998. The Company amortizes the fair values of warrants associated with non-equity transactions, as determined using the Black-Scholes option pricing method, to expense over the service period of the related warrants. The Company records warrants issued in connection with equity transactions in additional paid in capital, as determined using the Black-Scholes option pricing model.

8.     STOCKHOLDER  RIGHTS  PLAN

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

9.     INCOME  TAXES

Income tax expense, which is included as an operating expense in the Company's consolidated statements of operations, consisted of:



                               YEARS ENDED DECEMBER 31,
                               ------------------------
                                   1998   1999    2000
                                  -----  ------  ------
    Current:   Federal . . . .   $   --  $   --  $   --
               State and local    3,400   3,600   1,600
    Deferred:  Federal . . . .       --      --      --
               State and local       --      --      --
                                 ------  ------  ------
                   Total . .     $3,400  $3,600  $1,600
                                 ======  ======  ======

The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets at December 31:


                                            1999           2000
                                        -------------  -------------
    Deferred tax assets:
      Product and other reserves
         established for book purposes  $     42,000   $    440,000
      Property and equipment reserve .        96,000        112,000
      Inventory obsolescence reserve .        52,000        119,000
      Accounts receivable reserve. . .       107,000        172,000
      Recognition of deferred revenue.        15,000             --
      Net operating loss carryforwards     7,373,000     11,172,000
      Other. . . . . . . . . . . . . .       267,000        716,000
                                        -------------  -------------
          Gross deferred tax assets. .     7,952,000     12,731,000
      Valuation allowance. . . . . . .   ( 7,952,000)   (12,731,000)
                                        -------------  -------------
          Net deferred tax assets. . .  $         --   $         --
                                        =============  =============


The valuation allowance increased by $3,812,000 and $4,779,000 during the years ended December 31, 1999 and 2000, respectively. The Company has recognized that it is not more likely than not that future tax benefits will be realized as a result of future and current income. Accordingly, the valuation allowance has been increased to fully reserve the deferred tax assets.

Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:



                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                   1998          1999          2000
                                               ------------  ------------  ------------
    Computed expected tax benefit . . . . . .  $(1,644,000)  $(3,150,000)  $(4,216,000)
    State income taxes net of federal benefit     (282,000)     (541,000)     (506,000)
    Nondeductible expenses. . . . . . . . . .       13,000        19,400        38,000
    Change in valuation allowance . . . . . .    1,992,000     3,812,000     4,779,000
    Provision to return adjustment. . . . . .           --      (114,000)        3,000
    Other . . . . . . . . . . . . . . . . . .      (75,600)      (22,800)      (96,400)
                                               ------------  ------------  ------------
                Actual tax expense. . . . . .  $     3,400   $     3,600   $     1,600
                                               ============  ============  ============



As of December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $29,219,000 which are available to offset future federal taxable income, if any, through the year 2020. For state income tax purposes, the Company has net operating losses of approximately $16,795,000 which are available to offset future state taxable income, if any, through the year 2005.

In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited. No such changes in control occurred during 2000.

10.     COLLABORATIVE  AGREEMENTS

Boston Scientific: In March 1999, Endocare exercised its right, at no cost to the Company, to terminate a distribution agreement with Boston Scientific, which was originally entered into in November 1996. This agreement granted Boston Scientific exclusive worldwide marketing rights for Endocare's Cryocare System for urology and a purchase right on the technology. Under the original distribution agreement, Boston Scientific guaranteed Endocare certain minimum purchases of Cryocare Systems over a five -year period, subject to certain conditions and renegotiations. In addition, Boston Scientific committed to pay Endocare four payments of $250,000 each, based upon meeting certain specified milestones. The first milestone payment, based upon contract signing, was received in November 1996, and revenue was recognized in the fourth quarter of 1996. Due to continuing obligations of the Company to Boston Scientific, cash related to the second milestone of $250,000 was received in December 1996 and was being recognized as earned. The remaining obligations relating to this second milestone were fulfilled in 1998 and the remaining deferred revenue of $166,672 recognized. In 1998, Boston Scientific paid additional nonrefundable licensing payments of $475,000 to Endocare.

Sanarus Medical, Inc.: In October 1999, the Company entered into a strategic alliance with Sanarus Medical, Inc. ("Sanarus") to commercialize Endocare's proprietary cryosurgical technology in the treatment of breast tumors and gynecological diseases. The terms of the related agreements included an equity investment by Endocare in Sanarus totaling $300,000 and a warrant received by Endocare to acquire at that time approximately 57% of Sanarus common stock in consideration for entering into a manufacturing supply and license agreement. In the event Endocare were to exercise the warrant, the Company would then own a majority equity position in Sanarus. As of December 31, 2000, the Company owns less than 5% of the outstanding shares in Sanarus and the investment is reflected at cost, which approximates fair market value, as it does not have significant influence over the operations of Sanarus. The investment is included in other assets in the accompanying consolidated balance sheets as of December 31, 1999 and 2000.

11.     COMMITMENTS  AND  CONTINGENCIES

Commitments

In February 1997, the Company signed a five-year lease for a 16,100 square foot facility in Irvine, California. Rent expense on this lease was $153,860 in 1998, $157,727 in 1999 and $161,754 in 2000. Future minimum commitments on this
operating  lease  are   $165,460  in  2001,  and  $34,639  in  2001.

The Company also leases other space and various office equipment under operating leases, with lease commitments through 2003 totaling $17,686 in 2001, $6,809 in 2002, and $6,809 in 2003.

As of December 31, 2000, the Company has no other facility leases, capital leases, or other long-term commitments.


Contingencies

In March 2000, the Company filed patent infringement lawsuits against Israeli-based Galil Medical, Ltd., and its U.S. affiliate, Galil Medical USA, Inc. (collectively, "Galil"). The suit against Galil filed in the U.S. District Court for the Central District of California ("District Court"), alleges that
Galil has marketed and sold cryosurgical systems that infringe Endocare's patented combination of cryocooling, ultrasound and temperature monitoring technology. Endocare's suit seek damages and injunctive relief with respect to products and procedures which are found to infringe Endocare's proprietary technology. In August 2000, Galil submitted counterclaims alleging that the Company's cryosurgical probes infringe Galil's probe patents. Galil seeks unspecified damages and injunctive relief with respect to the Company's cryosurgical system. The Company believes it has adequate defenses to these claims and intends to defend the litigation vigorously if necessary. All proceedings in the action were stayed by the District Court on December 13, 2000 pending the outcome of the settlement discussions by the parties. The parties are currently engaged in settlement discussions. Management does not expect any material adverse effect on the Company's consolidated financial condition or the results of operations because of such actions.

In March 2000, the Company filed a similar suit to the one discussed above against Cryomedical Sciences, Inc. ("CMSI"). In December 2000, the parties reached a settlement in this action. In the settlement agreement, CMSI stipulated for purposes of the agreement that the Company's patent combining cryo-cooling, ultrasound and temperature monitoring technology is valid and enforceable. On December 20, 2000, as part of the settlement, the District Court signed a Consent Judgment validating the settlement agreement in which CMSI stipulated for purposes of the agreement that the Endocare patent combining cryo-cooling, ultrasound and temperature monitoring technology is valid and enforceable. The settlement resulted in certain cross-licensing agreements.

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

12.     MAJOR  CUSTOMERS  AND  CONCENTRATION  OF  CREDIT  RISK

The Company currently operates in one industry segment - the design, manufacture and marketing of surgical devices and related procedures to treat prostate diseases. The Company markets and sells its devices worldwide to distributors of medical devices and directly to hospitals and other medical professional organizations. Until the Company exercised its right to terminate the distribution agreement with Boston Scientific in March 1999 (see Note 10), the Company's Cryocare System was distributed exclusively by Boston Scientific for urological applications.

Customer credit may be extended based upon evaluation of the customer's financial condition. The Company maintains reserves for credit losses, and Company management considers such reserves to be adequate based upon historical experience. International shipments are billed and collected by the Company in U.S. dollars.

During the year ended December 31, 2000, no customer accounted for more that 10% of the Company's total revenues. As of December 31, 2000, two customers accounted for approximately 29% of net accounts receivable. The Company derived 16% of its total revenues from foreign customers during the year ended December 31, 2000. By significant geographic area, approximately 10%, 6% and 84% of revenues were from Asia, other foreign countries and the United States, respectively.

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

13.     RELATED  PARTY  TRANSACTIONS

Relationship  with  AMP

The Company originally had a $135,000 note payable from AMP (see Note 3). The loan bore interest at prime plus 1% and was originally repayable beginning September 30, 2000 in equal monthly installments of principal and interest over a twelve month period. The loan was secured by the assets of AMP and Robert F. Byrnes, a former member of AMP and a member of Endocare's Board of Directors. In June 1999, Endocare acquired all of the outstanding units of interest in AMP in exchange for 260,000 shares of common stock. Mr. Byrnes received 102,413 shares of common stock for his ownership interest in AMP.

Loan  to  Officers

In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 shares of its common stock to Jerry W. Anderson, the Company's Senior Vice President, Sales and Marketing. The note bears interest at 5.99% per annum, payable annually, and the principal is payable in September 2003. The stock was sold at the fair market value of the common stock on the date of sale. As of December 31, 1999, the Company had loans and related accrued interest due from various other officers totaling $93,725, which was included in other assets in the accompanying 1999 consolidated balance sheet. The loans accrued interest at 5.41% and all interest and principal were forgiven and recorded as compensation to the officers in 2000.

14.SUBSEQUENT  EVENTS

In February 2001, $1,000,000 of the convertible debentures were converted into 148,418 shares of common stock at a conversion price of $6.75. In addition, accrued interest related to these debentures of $6,482 was also converted into 482 additional shares of common stock at an average of $13.45 per share.

14.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)


                             TOTAL                    NET  LOSS
                            REVENUE      NET LOSS     PER SHARE
                           ----------  ------------  -----------
    Quarter Ended:
       December 31, 2000.  $2,034,828  $(3,181,412)  $    (0.23)
       September 30, 2000   1,759,878   (2,852,654)       (0.22)
       June 30, 2000. . .   1,565,213   (3,351,393)       (0.27)
       March 31, 2000 . .   1,311,030   (3,013,668)       (0.27)

       December 31, 1999.  $1,169,023  $(2,332,833)  $    (0.21)
       September 30, 1999   1,029,220   (2,510,629)       (0.23)
       June 30, 1999. . .     606,510   (2,577,036)       (0.24)
       March 31, 1999 . .     657,121   (1,843,677)       (0.17)

       December 31, 1998.  $  601,788  $(1,463,302)  $    (0.14)
       September 30, 1998     538,666   (1,191,229)       (0.11)
       June 30, 1998. . .     821,306   (1,221,940)       (0.12)
       March 31, 1998 . .     533,090   (1,048,093)       (0.12)

                          ENDOCARE, INC. AND SUBSIDIARY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



                                    ALLOWANCE  FOR
                                DOUBTFUL  RECEIVABLES
                                   AND SALES RETURNS
                                  -------------------
    Balance at December 31, 1997             192,000
       Charges to operations . .              34,736
       Deductions. . . . . . . .            (140,736)
       Other . . . . . . . . . .                  --
                                  -------------------
    Balance at December 31, 1998              86,000
       Charges to operations . .             254,238
       Deductions. . . . . . . .             (70,238)
       Other . . . . . . . . . .                  --
                                  -------------------
    Balance at December 31, 1999             270,000
       Charges to operations . .             379,885
       Deductions. . . . . . . .            (243,246)
       Other . . . . . . . . . .                  --
                                  -------------------
    Balance at December 31, 2000  $          406,639
                                  ===================


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

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT  *

ITEM  11.  EXECUTIVE  COMPENSATION  *

ITEM  12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT *

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  *

_  _  _  _  _  _  _  _  _  _  _  _  _  _  _  _  _  _

     *The information called for by items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by us no later than 120 days after December 31, 2000, the close of our fiscal year, for the annual meeting of our stockholders to be held on May 22, 2001.


                                     PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)    DOCUMENTS  FILED  AS  A  PART  OF  THIS  REPORT

(1)    Index  to  Financial  Statements

       Independent  Auditors'  Report

       Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

       Consolidated  Balance  Sheets  at  December  31,  1999  and  2000

       Consolidated Statements of Shareholders' Equity (Deficiency) for the years ended December 31, 1998, 1999 and 2000

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

       Notes  to  Consolidated  Financial  Statements

(2)    Financial  Statement  Schedule
       Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 1998, 1999 and 2000

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

10.10 Debenture dated June 7, 1999 between the Company and Brown Simpson Strategic Growth Fund, Ltd. (filed as Exhibit 4.1 to Form 8-K filed on June 14, 1999) (10)

10.11 Debenture dated June 7, 1999 between the Company and Brown Simpson Strategic Growth Fund, L.P. (filed as Exhibit 4.2 to Form 8-K filed on June 14, 1999) (10)

10.12 Securities Purchase Agreement dated June 7, 1999 among the Company and the Purchasers .(filed as Exhibit 10.1 to Form 8-K filed on June 14,
       1999) (10)

10.13 Registration Rights Agreement dated June 7, 1999 among the Company and the Purchasers. (filed as Exhibit 10.2 to Form 8-K filed on June 14,
       1999) (10)

10.14 Debenture dated July 29, 1999 between the Company and Brown Simpson Strategic Growth Fund, Ltd. (filed as Exhibit 4.1 to Form 8-K filed on August 6, 1999) (11)

10.15 Debenture dated July 29, 1999 between the Company and Brown Simpson Strategic Growth Fund, L.P. (filed as Exhibit 4.2 to Form 8-K filed on August 6, 1999) (11)

10.16 Securities Purchase Agreement dated July 29, 1999 among the Company and the Purchasers .(filed as Exhibit 10.1 to Form 8-K filed on August 6, 1999) (11)

10.17 Registration Rights Agreement dated July 29, 1999 among the Company and the Purchasers. (filed as Exhibit 10.2 to Form 8-K filed on August 6, 1999) (11)

10.18 Loan and Security Agreement dated July 29, 1999 between the Company and TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

10.19 Streamlined Facility Agreement dated July 29, 1999 between the Company and TBCC (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

10.20 Continuing Guaranty dated July 29, 1999 by the AMP in favor of TBCC. (filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

10.21  Security  Agreement  dated  July 29, 1999 between AMP and TBCC. (filed as
       Exhibit  10.3  to  Form  8-K  filed  on  August  6,  1999)  (11)

10.22 Debenture for $3 million dated May 4, 2000 between the Company and Brown Simpson Partners I, Ltd. (12)

10.23 Debenture for $5 million dated May 4, 2000 between the Company and Brown Simpson Strategic Partners I, Ltd. (12)

10.24 Amendment to Loan Agreement dated April 24, 2000 between the Company and TBCC (12)

10.25 Common Stock Purchase Agreement dated November 22, 2000 by and among the Company and the Investors (13)

10.26  Form  of  Stock  Purchase  Warrant  dated  November  24,  2000  (13)

23.1   Consent  of  KPMG  LLP*

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

(12) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on May 11, 2000, and incorporated herein by reference.

(13) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

* Filed  herewith.

(b) REPORTS  ON  FORM  8-K

On December 15, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission dated November 22, 2000 reporting the sale of an aggregate of 1,509,440 shares of its common stock at $13.25 per share and issued warrants to purchase up to an aggregate of 188,680 shares at an exercise price of $13.1925 per share for an aggregate gross proceeds of $20,000,000 to the Company. The Form 8-K also reported that the Company granted the investors the right to purchase, subject to certain exceptions on restrictions, a pro rata portion of any of the Company's capital stock which the Company may, from time to time, propose to sell and issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ENDOCARE,  INC.
                                             By: /s/ PAUL  W.  MIKUS
                                                     ---------------
                                                     Paul  W.  Mikus
                                                     Chief Executive Officer and
                                                     President

Dated:  March  30,  2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

         SIGNATURE                                   TITLE
         ---------                                   -----


/s/ PAUL W. MIKUS
-------------------
    Paul W. Mikus                      Chief Executive Officer, President,
                                            and Chairman of the Board


/s/ WILLIAM R. HUGHES
-----------------------
    William R. Hughes                        Senior Vice President and
                                              Chief Financial Officer
                                             (Principal Financial and
                                                 Accounting Officer)


/s/ PETER  F.  BERNARDONI
---------------------------
    Peter F. Bernardoni                                Director


/s/ ROBERT  F.  BYRNES
------------------------
    Robert F. Byrnes                                   Director


/s/ BENJAMIN  GERSON,  M.D.
-----------------------------
    Benjamin Gerson, M.D.                              Director


/s/ ALAN  L.  KAGANOV,  SC.D
------------------------------
    Alan L. Kaganov, Sc.D                              Director


/s/ MICHAEL  J.  STRAUSS,  M.D.
---------------------------------
    Michael J. Strauss, M.D.                           Director

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

10.14 Debenture dated July 29, 1999 between the Company and Brown Simpson Strategic Growth Fund, Ltd. (filed as Exhibit 4.1 to Form 8-K filed on August 6, 1999) (11)

10.15 Debenture dated July 29, 1999 between the Company and Brown Simpson Strategic Growth Fund, L.P. (filed as Exhibit 4.2 to Form 8-K filed on August 6, 1999) (11)

10.16 Securities Purchase Agreement dated July 29, 1999 among the Company and the Purchasers.(filed as Exhibit 10.1 to Form 8-K filed on August 6,
       1999) (11)

10.17 Registration Rights Agreement dated July 29, 1999 among the Company and the Purchasers. (filed as Exhibit 10.2 to Form 8-K filed on August 6,
       1999) (11)

10.18 Loan and Security Agreement dated July 29, 1999 between the Company and TBCC.(filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

10.19 Streamlined Facility Agreement dated July 29, 1999 between the Company and TBCC.(filed as Exhibit 10.3 to Form 8-K filed on August 6, 1999) (11)

10.20  Continuing  Guaranty  dated  July 29, 1999  by  the AMP in favor of TBCC.
       (filed  as  Exhibit  10.3  to  Form 8-K filed on August     6, 1999) (11)

10.21  Security  Agreement  dated July 29, 1999  between AMP and TBCC. (filed as
       Exhibit  10.3  to  Form  8-K  filed  on  August  6,  1999)  (11)

10.22 Debenture for $3 million dated May 4, 2000 between the Company and Brown Simpson Partners I, Ltd. (12)

10.23 Debenture for $5 million dated May 4, 2000 between the Company and Brown Simpson Strategic Partners I, Ltd. (12)

10.24 Amendment to Loan Agreement dated April 24, 2000 between the Company and TBCC (12)

10.25 Common Stock Purchase Agreement dated November 22, 2000 by and among the Company and the Investors (13)

10.26  Form  of  Stock  Purchase  Warrant  dated  November  24,  2000  (13)

23.1   Consent  of  KPMG  LLP*

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

(3) Previously filed with the Company's current report on Form 8-K as filed with he Securities and Exchange Commission on April 23, 1998, and incorporated herein by reference.

(4) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(5) Previously filed with the Company's Current Report on Form 8-K, as amended, as filed with the Securities and Exchange Commission on April 26, 1996, and incorporated herein by reference.

(6) Previously filed with the Company's Current Report on Form 8-K as filed with he Securities and Exchange Commission on September 10, 1996, and incorporated herein by reference.

(7) Previously filed with the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 1997, and incorporated herein by reference.

(8) Previously filed with the Company's Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 1996, and incorporated herein by reference.

(9) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on June 3, 1999, and incorporated herein by reference (10) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on June 14, 1999, and incorporated herein by reference.

(11) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1999, and incorporated herein by reference.

(12) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on May 11, 2000, and incorporated herein by reference.

(13) Previously filed with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

*   Filed  herewith.

(b) REPORTS  ON  FORM  8-K

On December 15, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission dated November 22, 2000 reporting the sale of an aggregate of 1,509,440 shares of its common stock at $13.25 per share and issued warrants to purchase up to an aggregate of 188,680 shares at an exercise price of $13.1925 per share for an aggregate gross proceeds of $20,000,000 to the Company. The Form 8-K also reported that the Company granted the investors the right to purchase, subject to certain exceptions and restrictions, a pro rata portion of any of the Company's capital stock which the Company may, from time to time, propose to sell and issue.