Form 10-K
period 2001-12-31
ENDOCARE INC
filed 2002-03-29
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001;

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-27212

Endocare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0618093
(State of incorporation)	---------------------------- (I.R.S. Employer Identification No.)

201 Technology, Irvine, CA (Address of principal executive offices)	92618 ---------------------------- (Zip Code)

Registrant’s telephone number, including area code:     (949) 450-5400

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

(1) Yes ☑     No ☐     (2) Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the Common Stock of the Registrant held by non-affiliates on March 15, 2002 was approximately 332,974,312 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

      There were 22,135,835 shares of the Registrant’s Common Stock issued and outstanding as of March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2002, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

      Certain exhibits filed with the Company’s prior registration statements and Forms 10-K, 8-K and 10-Q are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

ENDOCARE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2001

PART I

      This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements typically include, but are not limited to, statements containing the words “believes,” “intends,” “anticipates,” “expects,” “estimates,” “should,” “planned” and words of similar import. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in “Risks Related to Our Business” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect our management’s opinions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to revise or publicly release the results of any revisions to any such forward-looking statements. Readers should carefully review the risk factors set forth below in “Risks Related to Our Business” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

      The Argon AdvantageTM, C3®, CryoBeamTM, CryoSeedTM, Cryocare®, Cryocare Surgical SystemTM, CryoDiscTM, CryoguideTM, Dura IITM, EasyFloTM, Endocare®TM, ErecAid®, Esteem®, FastTracTM, Horizon Prostatic StentTM, ProDynamicTM, RigiScan®, SmartTempTM, SnapGaugeTM, StayErecTMStepFreeTM, Targeted AblationTM, Targeted Ablation of the Prostate TAP®, Targeted Ablation Therapy TAT®, Targeted Cryoablation of the Prostate TCAP®, Targeted Cryoablation Therapy TCAT®, TEMPprobeTM, ThermaStentTM, and UroBreezeTM are trademarks of Endocare, Inc. or its wholly-owned subsidiary, Timm Medical Technologies, Inc. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business

Overview

      We are a medical device company focused on developing, manufacturing and selling urological healthcare products with the potential to dramatically improve men’s health and quality of life. Our primary focus is on the diagnosis, treatment and monitoring of the two most common diseases of the prostate, prostate cancer and benign prostate hyperplasia, or BPH, which is a non-cancerous enlargement of the innermost part of the prostate. Our FDA-cleared Cryocare Surgical System occupies a leading position in the market for the cryosurgical treatment of prostate cancer. We are currently developing a urologic stent, the Horizon Prostatic Stent, designed to provide temporary and immediate relief for BPH patients. In February 2002, we expanded our urological product offerings by acquiring Timm Medical Technologies, Inc., or Timm Medical. Through this acquisition, we now own or have acquired marketing rights to an additional product used in the treatment of BPH, five products used in the diagnosis and treatment of erectile dysfunction, six products used in the diagnosis and management of urinary incontinence and one product used in the diagnosis of bladder cancer. This acquisition also increased our sales and marketing organization from 26 to approximately 80 people, including 55 field sales representatives. Our strategy is to increase sales of our current products through targeted sales and marketing efforts, to continue to develop and obtain regulatory approval for our Horizon Prostatic Stent and to develop and acquire additional products in urology that leverage our existing sales and marketing organization.

      Prostate Cancer: Our Cryocare Surgical System is a minimally invasive cryosurgical system for the targeted treatment of prostate cancer. In fiscal year 2001, we derived substantially all of our revenues from the sale of Cryocare Surgical System units and from recurring sales of disposable supplies used with the Cryocare Surgical System. We intend to increase sales by generating additional physician and patient awareness of the efficacy and advantages of our Cryocare Surgical System. The key elements of our Cryocare Surgical System include our patented real time temperature monitoring system, our Cryoguide computer-controlled ultrasound guidance and planning system and our disposable cryoprobes and guidewires. Careful monitoring of the temperature around the prostate and optimal positioning of the cryoprobes enables physicians to destroy cancer with relatively minimal risk to surrounding healthy tissue. We began selling our Cryocare Surgical System in July 1999 following Medicare’s initiation of national reimbursement coverage of cryosurgery for the primary treatment of prostate cancer. Effective July 2001, Medicare approved reimbursement of secondary cryosurgical treatment for men who have been unsuccessfully treated with radiation therapy.

      In addition to our Cryocare Surgical System, we have a right to market and sell to urology practices in the United States a proprietary prostate cancer test developed by Qualigen, Inc., the FastPack® System. The office-based FastPack System delivers accurate test results within 15 minutes. We also are developing a unique prostate biopsy tool, which we expect will allow physicians to more accurately locate and stage prostate tumors.

      Benign Prostate Hyperplasia: We are developing a proprietary urologic stent, the Horizon Prostatic Stent, to provide temporary and immediate relief for patients who undergo thermal therapies or other procedures to treat BPH. BPH is a non-cancerous enlargement of the innermost part of the prostate. Patients suffering from BPH often experience a frequent urge to urinate because of their inability to completely empty their bladder, a burning sensation or similar discomfort during urination and a general lack of control over initiating and ending urination. Our Horizon Prostatic Stent employs shape memory, a metallurgical property that causes the stent to enlarge and harden when heated and to shrink and soften when cooled. As a result of shape memory, our Horizon Prostatic Stent is soft and flexible during insertion, and then expands into the shape of a rigid tube when heated by the body. The stent can be removed easily by a physician by flushing cool water through the stent, which allows the stent to return to its pre-insertion relaxed state.

      We are exploring the use of our Horizon Prostatic Stent for the long-term relief of BPH without the need for thermal therapy or other treatment procedures in a subset of the patient population. We also are exploring the development of a stent, named the ThermaStent, that will deliver heat to destroy excess prostate tissue in patients with moderate to severe cases of BPH. We believe the potential advantage of the ThermaStent will be to provide patients with both immediate relief and a long-term cure for BPH in a one-step process.

      Through our acquisition of Timm Medical, we obtained rights to distribute to urologists in North America a non-surgical, office-based thermal therapy for BPH developed by ArgoMed, Inc., the Thermoflex® System. The Thermoflex System utilizes a proprietary catheter and console to deliver heated water to destroy excess prostate tissue and reopen the urethra’s path through the prostate. The distribution agreement with ArgoMed may be terminated by either party without cause after June 30, 2002.

      Erectile Dysfunction: With our acquisition of Timm Medical, we now market five products used in the diagnosis and treatment of erectile dysfunction. Our two diagnostic tools include the RigiScan Monitor and the SnapGauge. The RigiScan Monitor is an ambulatory device that measures the frequency, rigidity and duration of both nocturnal and provocative erections. The SnapGauge is a disposable, single-use diagnostic device used to confirm maximum rigidity achieved during nocturnal erections.

      We also offer a leading line of vacuum therapy systems and a prosthetic device for the treatment of erectile dysfunction. Our vacuum therapy systems include the Esteem, the StayErec and the ErecAid Systems. The Dura II Penile Prosthesis is a positionable, concealable penile prosthesis which consists of two cylinders that are surgically implanted to impart penile rigidity.

      Urinary Incontinence: With the acquisition of Timm Medical, we now offer six products used in the diagnosis and management of urinary incontinence in both men and women. Our diagnostic products consist of the ProDynamic Monitor, the UroBreeze Urodynamics Monitor and the EasyFlo Uroflowmetry System. These monitoring systems measure bladder, abdominal and urethral pressures to help physicians determine the cause of urinary incontinence and track the progress of treatments. We also offer a line of disposable products, such as catheters and tubing kits, for use with these monitors. We also have exclusive North American distribution rights to the urodynamic products, including the Andromeda Ellipse Monitor, developed by Andromeda Medizinische Systeme, Gmbh of Munich, Germany.

      We also offer two proprietary, non-invasive products for the management of urinary incontinence. Our patented C3 device is used to control mild to moderate male incontinence through an external cuff that compresses and occludes the urethra. Our StepFree System is a pelvic muscle-toning program using vaginal weights to improve female bladder control. In addition to these diagnosis and management products, Timm

Medical was developing, and we intend to continue to develop, additional products for the treatment of incontinence in men and women.

      Bladder Cancer: As part of our acquisition of Timm Medical, we obtained exclusive distribution rights to urologists in the United States to a bladder cancer detection test developed by Matritech, Inc., the NMP22TM POC Test. The NMP22 POC Test will allow urologists to test their patients for bladder cancer in their office. The FDA is currently reviewing Matritech’s 510(k) application for the NMP22 POC Test.

      Additional Cryosurgical Markets: We believe our proprietary cryosurgical technologies have broad applications across a number of surgical markets, including the treatment of tumors in the kidney, lung, breast, liver and bones, as well as the treatment of cardiac arrhythmias. In October 1999, we formed a strategic alliance with Sanarus Medical, Inc. to commercialize our proprietary cryosurgical technology for the treatment of breast cancer, benign breast tumors and gynecological diseases. We received FDA clearance in October 2001 for the use of our cryosurgical system for the treatment of benign breast tumors. Sanarus intends to market this product as the VisicaTMTreatment System. In September 2001, we formed a strategic alliance with CryoCath Technologies Inc. to market, sell and distribute our proprietary cryosurgical technology for the treatment of cardiac arrhythmias. In February 2002, we received FDA clearance for use of our cryosurgical technologies for the treatment of cardiac arrhythmias. CryoCath intends to market this product as the SurgiFrostTM System. In addition to these two strategic alliances, we intend to continue to enhance and leverage our cryosurgical technology platform by partnering with third parties who can effectively develop, distribute or otherwise commercialize our technology in clinical areas outside of urology.

      We were incorporated under the laws of the State of Delaware in May 1994. We maintain our executive offices at 201 Technology, Irvine, California 92618, and our telephone number at that address is (949) 450-5400. Financial information regarding our financial condition and results of operations can be found in a separate section of this Annual Report on Form 10-K, beginning on page F-1.

Prostate Cancer

Market Background

      The prostate is a walnut size gland surrounding the male urethra, located below the bladder and adjacent to the rectum. Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body. If left untreated, prostate cancer can metastasize to the lung or bone, resulting in death.

      The incidence of prostate cancer has risen steadily since 1980 to become the second most common cause of cancer-related deaths among men. Prostate cancer is most prominent in North America and northwestern Europe and less common in Asia, Africa, Central America, and South America. The American Cancer Society estimates there will be about 189,000 new cases of prostate cancer diagnosed and an estimated 30,200 deaths associated with the disease in the United States during 2002. Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. According to the American Cancer Society, more than 70% of men diagnosed with prostate cancer are over the age of 65. In addition to age, other risk factors are linked to prostate cancer, such as genetics and diet.

      The dramatic increase in prostate cancer cases has led to heightened awareness of the disease, which has led to increased rates of testing and improved diagnostic methods. The American Cancer Society recommends that men without symptoms, risk factors and a life expectancy of at least ten years should begin regular annual medical exams at the age of 50, and believes that the physicians should offer as a part of the exam, the prostate-specific antigen, or PSA, blood test and a digital rectal examination in which the physician places a gloved finger into the rectum and examines the prostate for lumps. The PSA blood test determines the amount of prostate specific antigen present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with either prostatitis, a non-cancerous inflammatory condition, or a proliferation of cancer cells in the prostate. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.

      Over 85% of prostate cancer patients are eligible for our cryosurgical treatment. The U.S. market for prostate cancer treatment for newly diagnosed patients is estimated to be approximately $1.3 billion in 2001 and is expected to grow to $2 billion by 2006. We believe the market for secondary cryosurgical treatment of patients with recurring prostate cancer is significant.

Non-Cryosurgical Treatment Options

      Therapeutic alternatives for patients with prostate cancer have been both limited and unattractive. Current treatment options include radical surgery, radiation therapy, hormone or other ancillary therapies, “watchful waiting” and cryotherapy. These options are evaluated using a number of criteria, including the patient’s age, physical condition and stage of the disease. Due to the slow progression of the disease, however, the decision for treatment typically is based upon the severity of the condition and the resulting quality of life.

      Radical prostatectomy has been used for over 30 years and is most often the therapy of choice due to the surgeon’s high degree of confidence in surgically removing the cancerous tissue, particularly for patients having more advanced stages of the disease. The procedure is dependent on the skill of the surgeon and is often associated with relatively high rates of impotence and incontinence and can result in operative mortality.

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

      Ancillary therapies, primarily consisting of hormone therapy and chemotherapy, are used to slow the growth of cancer and reduce tumor size, but are generally not intended to be curative. Ancillary therapies are often used during advanced stages of the disease to extend life and to relieve symptoms. Side effects of hormonal drug therapy include increased development of breasts, impotence and decreased libido. In addition, many hormone pharmaceuticals artificially lower PSA levels in patients, which can interfere with the staging of the disease and monitoring its progress. Side effects of chemotherapy include nausea, hair loss and fatigue. Drug therapy and chemotherapy require long-term, repeated administration of medication on an outpatient basis.

      “Watchful waiting” is recommended by some physicians in some circumstances based upon the severity and growth rate of the disease, as well as the age and life expectancy of the patient. The aim of watchful waiting is to monitor the patient, treat some of the attendant symptoms and determine when more active intervention is required. Watchful waiting has gained popularity among those patients refusing treatment due to side effects associated with radical prostatectomy. Watchful waiting requires periodic physician visits and PSA monitoring.

The History of Cryosurgery

      Cryosurgery, freezing tissue to destroy tumor cells, was first developed in the 1960’s. During this period, the use of “cold probes,” or cryoprobes, was explored as a method to kill prostate tissue without resorting to radical surgery. Although effective in killing cancer cells, the inability to control the amount of tissue frozen during the procedure prevented broad use and development of cryotherapy for prostate cancer. These initial negative experiences with cryosurgery continue to contribute to a lack of widespread acceptance of the procedure today.

      In the late 1980’s, progress in ultrasound imaging allowed for a revival in the use of cryosurgery. Using ultrasound, the cryoprobe may be guided to the targeted tissue from outside the body through a small incision. The physician activates the cryoprobe and uses ultrasound to monitor the growth of ice in the prostate as it is occurring. When the ice encompasses the entire prostate, the probe is turned off. This feedback mechanism of watching the therapy as it is administered allows the physician more precise control during application. Published studies suggest that cryosurgery may be able to deliver disease free rates comparable to radical surgery, but with the benefit of lower rates of incontinence and mortality, shorter recovery periods and relatively minimal complications.

Our Solution: The Cryocare Surgical System

      We have developed our proprietary Cryocare Surgical System, a next-generation cryosurgery system, to allow urologists to treat prostate cancer in a minimally invasive manner. We designed the Cryocare Surgical System to freeze tissue much faster and with more control than previous cryosurgical systems.

      The Cryocare Surgical System incorporates enhanced control mechanisms to minimize the risk of unintended damage to tissue surrounding the prostate. The argon gas-based cryoprobes stop freezing instantly. Use of six to eight temperature probes selectively placed in the prostate near the rectal tissue, sphincter muscles, which control continence, and neurovascular bundles, which control potency, enables the physician to monitor temperatures of tissue adjacent to the prostate in real time.

      The majority of our cryosurgical procedures to date have been performed in medium to high risk patients. In these procedures, the urologist intentionally ablates the neurovascular bundles to prevent the recurrence of cancer, typically resulting in impotence. We are attempting to develop a nerve sparing procedure for lower risk patients through a combination of early detection and improved surgical techniques.

      Our Cryoguide, a software controlled ultrasound planning and mapping system sold as an accessory to the Cryocare Surgical System, is a significant advancement in targeted cryoablation of the prostate. The Cryoguide control unit consists of a computer console and display screen designed to be compatible with standard ultrasound equipment. The Cryoguide allows physicians to visualize the prostate in three dimensions and uses a grid system to facilitate the precise placement of our cryoprobes in the optimal position in the prostate. Our Cryoguide incorporates a visualization and planning process allowing the surgeon to simulate cryoablation of the prostate. This simulation allows validation of the positioning of the cryoprobes prior to initiating treatment and tailoring the iceball formation for individual patients, improving patient outcomes. The Cryoguide creates a standardized repeatable procedure and decreases procedural time.

      We are continually evaluating and implementing technology that will refine and improve the Cryocare Surgical System. Our proprietary cryoprobes are engineered to produce consistently sculpted ice conforming to the unique anatomy of the prostate. Our efficient argon gas-based system delivers lethal ice in a controllable and repeatable fashion. We also developed a percutaneous access device, named FastTrac, which allows a simplified one-step insertion of our cryoprobes to significantly reduce procedure time.

      The Cryocare Surgical System has been cleared for marketing by the FDA. We commercially launched the Cryocare Surgical System in July 1999 following the initiation of national Medicare coverage for cryosurgical procedures as a primary treatment alternative for localized prostate cancer. Through direct sales and our placement program, we have installed Cryocare Surgical Systems primarily in North America, with over 2,500 patients treated to date. Effective July 1, 2001, the Healthcare Financing Administration, now the Centers for Medicaid and Medicare Services, or CMS, approved national Medicare coverage for secondary cryosurgical treatment of prostate cancer patients who have failed radiation therapy.

      Cryosurgery is the first minimally invasive procedure that urologists can perform themselves. With radiation therapies, urologists must refer the patient for treatment to a radiation oncologist. Cryosurgery offers the urologist both the opportunity to maintain continuity of patient care and to generate additional revenue.

Key Advantages of Our Cryocare Surgical System

      Our Cryocare Surgical System provides the following significant clinical advantages relative to other principal treatment options for prostate cancer:

•	Effective for a broad range of low to high risk prostate cancer patients. In low risk cases, the success of cryosurgery, including our Cryocare Surgical System, is comparable to radiation therapy. In medium to high risk cases, results of cryotherapy appear to be superior to brachytherapy and are comparable to radiation therapy.

•	High quality of life following treatment. Our minimally invasive procedure offers patients short recovery periods and we believe may result in a lower incidence of certain side effects, including incontinence.

•	Treatment of patients who have failed radiation therapy. Patients who have failed radiation therapy have limited options. Cryosurgery is a potentially curative treatment option that can be used to treat these patients effectively with fewer side effects than surgery.

•	Treatment can be performed more than once. Unlike radiation therapy, cryosurgery can be repeated if the cancer recurs.

     Diagnosis and Monitoring of Prostate Cancer

      Heightened awareness of prostate cancer has led to increased rates of testing and improved diagnostic and monitoring methods. To this end, we acquired a right to market and sell to urology practices in the United States the FastPack System, a proprietary, PSA test developed by Qualigen, Inc. The FastPack System delivers accurate results within 15 minutes in the urologist’s office. The FastPack System consists of the FastPack Analyzer and the FastPack, a disposable, single-use test pack. The FastPack Analyzer is fully automated and features one-button operation. The FastPack is a multi-chambered plastic pouch that contains all of the chemical reagents needed for a single test. To perform the test, the physician inserts a sample of the patient’s blood in the FastPack and places the pack in the FastPack Analyzer, which automatically completes the test. Qualigen has received FDA clearance for the FastPack System. We also are developing a unique prostate biopsy tool, which we expect will allow physicians to more accurately locate and stage prostate tumors.

Benign Prostate Hyperplasia

     Market Background

      BPH, which affects a significant number of adult men, is a non-cancerous enlargement of the innermost part of the prostate. BPH frequently results in a gradual squeezing of the part of the urethra which runs through the prostate. This causes patients to experience a frequent urge to urinate because of the incomplete emptying of the bladder and a burning sensation or similar discomfort during urination. The obstruction of urinary flow can also lead to a general lack of control over urination, including difficulty initiating urination when desired as well as difficulty preventing urinary flow because of the residual volume of urine in the bladder, a condition known as urinary incontinence. BPH symptoms may disturb sleep by causing the BPH sufferer to awaken frequently to urinate. Although symptoms occasionally stabilize or diminish without intervention, they generally become more severe over the course of the disease. Left untreated, the obstruction caused by BPH can lead to acute urinary retention, the complete inability to urinate, serious urinary tract infections and, in severe cases, permanent bladder and kidney damage.

      Most males will eventually suffer from BPH. In the United States, the incidence of BPH for men in their fifties is approximately 50% and rises to approximately 80% by the age of 80. The general aging of the United States population, as well as increasing life expectancies, is anticipated to contribute to the continued growth in the number of BPH sufferers. It is estimated that approximately 12 to 25 million men worldwide suffer from the symptoms of BPH.

      Patients diagnosed with BPH generally have four options for treatment: “watchful waiting,” drug therapy, surgical intervention and new, less-invasive thermal therapies. Treatment is generally reserved for patients with intolerable symptoms or those with significant potential symptoms if treatment were withheld. A large number of patients delay discussing their symptoms or elect “watchful waiting” to see if the condition remains tolerable. We believe the development of less invasive procedures for treatment of BPH could result in a substantial increase in the number of BPH patients who elect to receive interventional therapy.

      Drugs therapies involve drugs designed to shrink the prostate by inhibiting or slowing the growth of prostate cells. Other drugs are designed to relax the muscles in the prostate and bladder neck to relieve urethral obstruction. Current drug therapies generally require daily administration for the duration of the patient’s life.

      Transurethral resection of the prostate, or TURP, is the most common surgical procedure and involves the removal of the prostate’s innermost core in order to reduce pressure on the urethra. TURP is performed by introducing an electrosurgical cutting loop through a cystoscope into the urethra and “chipping out” both the prostatic urethra and surrounding prostate tissue up to the surgical capsule, thereby completely clearing the obstruction. The average TURP procedure requires a hospital stay of approximately four days.

      Other technologies developed or under development are non-surgical, catheter-based therapies that use thermal energy to preferentially heat diseased areas of the prostate to a temperature sufficient to cause tissue death. Thermal energy forms being utilized include microwave, radio frequency, ultrasound energy and heated water. The procedures are typically performed in an outpatient setting under local anesthesia.

     Our Stent Technology for BPH

      We are developing a proprietary urologic stent, the Horizon Prostatic Stent, to provide temporary and immediate relief for patients who undergo thermal therapy or other procedures to treat BPH. Our Horizon Prostatic Stent is made of nitinol, a titanium metal alloy that employs a metallurgical property named shape memory. This shape memory property causes the Horizon Prostatic Stent to be soft and flexible in its relaxed state, allowing a physician to introduce and position the device in a relatively pain-free manner using a catheter. When the device is heated naturally by the body after insertion, the device expands and hardens into the shape of a rigid tube, or stent. A catheter is inserted using a local anesthetic and positioned in the prostatic urethra under direct vision. After approximately 30 days, a physician can remove the stent by flushing cool water through the working channel of a cystoscope, causing the stent to return to its pre-insertion relaxed state. The design of the Horizon Prostatic Stent allows physicians to insert and remove the device in an outpatient setting under local anesthesia. We have received a CE Mark for the Horizon Prostatic Stent, and have begun to market the Horizon Prostatic Stent through our European distributors.

      The FDA has determined that our Horizon Prostatic Stent requires premarket approval, or PMA, prior to commercialization in the United States. We have completed a feasibility study for the Horizon Prostatic Stent, and received approval from the FDA to commence a pivotal study, which is the final study before we submit our PMA application. We divided our PMA application into three modules. We filed the first PMA module, manufacturing, with the FDA in December 2001, and the second PMA module, pre-clinical testing, in February 2002. Although the process is uncertain, we anticipate filing the last PMA module during 2002. Nevertheless, the PMA process generally takes between one and three years from completion of an application or even longer. In addition, achieving a completed application is a process that may take numerous clinical trials and require filing of amendments over time. Therefore, our Horizon Prostatic Stent may not be commercially available for a number of years.

      We are exploring the use of our Horizon Prostatic Stent for the long-term relief of BPH without the need for thermal therapies or other treatment procedures in a subset of the patient population. We also are exploring the development of a stent, the ThermaStent, that physicians can use to deliver heat to destroy excess prostate tissue in patients with moderate to severe BPH. We believe the potential advantage of the ThermaStent will be to provide patients with both immediate relief and a long-term cure for BPH in a one-step process.

     Thermal Therapy for BPH

      Through our acquisition of Timm Medical, we obtained rights to distribute to urologists in North America a non-surgical, office-based thermal therapy for BPH developed by ArgoMed, Inc., the Thermoflex System. The Thermoflex System utilizes a proprietary disposable catheter and console to deliver heated water to destroy excess prostate tissue and reopen the urethra’s path through the prostate. Because the Thermoflex System is based on heated water, it is less expensive to manufacture than other thermal therapy systems. In addition, the conductive heat used in the Thermoflex System is easier to control than radiant heat used by other thermal therapies, which should allow better treatment results. Most patients do not require general anesthesia or sedation prior to treatment, but receive a topical anesthetic prior to insertion of the proprietary catheter. Once the physician positions the catheter, heated water is circulated through the catheter, destroying diseased areas of the prostate. The ablated tissue passes through the urethra or is absorbed into the body. Patients require catheterization for one to two weeks following treatment. Published data reflects equal or superior efficacy rates compared to other thermal therapies and low reported incidents of incontinence or sexual dysfunction as a result of treatment with the Thermoflex System. An initial reimbursement rate for the Thermoflex System was established in January of 2002. Our distribution agreement with ArgoMed may be terminated by either party without cause after June 30, 2002.

Erectile Dysfunction

     Market Background

      Erectile dysfunction, or impotence, is the inability to achieve or maintain an erection firm enough, or for a sufficient amount of time, for sexual intercourse. Worldwide sales for erectile dysfunction products are estimated at $1.2 billion annually. Approximately 30 million men in the United States suffer from erectile dysfunction, primarily those over the age of 40. A variety of physical and psychological conditions can cause erectile dysfunction, including diabetes, high blood pressure, high cholesterol, nervous system disorders, complications from surgery, medication, alcoholism, spinal cord injuries, depression and other psychological conditions. Erectile dysfunction is most often caused by physical problems, rather than psychological problems.

      Men suffering from erectile dysfunction generally have five treatment options: drug therapy, vacuum systems, needle injection therapy, urethral suppositories and penile implants. Historically, it is estimated that fewer than 10% of men afflicted with erectile dysfunction sought treatment for their condition. The introduction and advertising of Viagra by Pfizer Inc. in 1998, however, significantly increased the population of patients seeking treatment. This trend is expected to continue during the next five years as patients become increasingly comfortable in seeking treatment. Although the success of Viagra has had a positive impact on the diagnosis and treatment of patients suffering from erectile dysfunction, a significant number of patients do not respond to Viagra, experience side effects or are not proper candidates for Viagra or other drug therapies. We believe that these patients will turn to alternative treatments for erectile dysfunction, including vacuum systems and penile implants.

     Our Erectile Dysfunction Offerings

      Through our acquisition of Timm Medical, we now have an erectile dysfunction product line consisting of diagnostic and treatment products.

     Diagnostic Products

      We now market a leading line of diagnostic tools for erectile dysfunction, including the RigiScan Monitor and the SnapGauge. The RigiScan Monitor is an ambulatory diagnostic tool used to measure the frequency, rigidity and duration of both nocturnal and provocative erections. The RigiScan Monitor allows a physician to review a patient’s nocturnal erection session, reaction to visual erectile stimuli and reaction to drug therapies. The SnapGauge is a disposable diagnostic device used to confirm maximum rigidity achieved during nocturnal erections. Both of these products provide a non-threatening, non-invasive, cost-effective method for a physician to measure the severity of a patient’s erectile dysfunction.

     Treatment Products

      We also offer a leading line of vacuum therapy systems and a penile implant for the treatment of erectile dysfunction. Even with the success of drug therapies, these product lines continue to appeal to a growing patient population. Target patient populations include individuals who have not responded to or have conditions contraindicated for existing drug therapies, patients who are not eligible for third-party reimbursement under their present healthcare plans and those patients concerned with the side-effects of drug therapies.

      We hold a leading market position in vacuum therapy systems. We offer a full line of products, including the Esteem, StayErec and ErecAid Systems. Vacuum therapy involves the use of a mechanical system that creates a vacuum around the penis, causing the erectile bodies to fill with blood. A constriction ring is then placed around the base of the penis to impede blood drainage and maintain the erection. These systems are over 90% effective and represent a low cost treatment for erectile dysfunction. We are reviewing various revenue opportunities in this market, including the development and distribution of new accessories for our existing vacuum therapy systems.

      In addition to our vacuum therapy systems, we offer a penile implant, the Dura II Penile Prosthesis, which consists of two cylinders that are surgically implanted to impart penile rigidity. The Dura II has a patented, segmented design making positioning quick and easy while providing satisfactory rigidity and excellent concealment. The one-piece construction of the Dura II simplifies the implantation procedure. Patients generally receive the Dura II under local anesthesia on an outpatient basis.

Urinary Incontinence

     Market Background

      Urinary incontinence is the inability to control the release of urine from the body. Incontinence represents one of the largest underserved urology markets. Urinary incontinence afflicts approximately 11 million women and two million men in the United States. A wide range of factors can cause incontinence, including weakened pelvic muscles, tumors or other cancers, surgery, obesity, drugs and neurological damage. Childbirth and menopause are additional causes of incontinence in women. Patients with mild incontinence attempt to manage their incontinence condition through the use of diapers and absorbent pads, behavioral therapy, pelvic muscle strengthening, urethral inserts and clamps or, for men, a catheter and a urinary drainage bag. Patients with moderate to severe incontinence typically find management of their incontinence unacceptable and attempt to treat their incontinence with injectable bulking materials or surgical solutions, including bladder neck slings and artificial urinary sphincters.

     Our Urinary Incontinence Offerings

      Through our acquisition of Timm Medical, we now have a urinary incontinence product line consisting of diagnostic equipment and management products for both men and women. In addition to these diagnostic and management products, Timm Medical was developing, and we intend to continue to develop, additional products for the treatment of incontinence in men and women.

     Diagnostic Products

      Our diagnostic products consist of our UroBreeze Urodynamics Monitor, the ProDynamic Monitor and the EasyFlo Uroflowmetry System. These monitoring systems measure bladder, abdominal and urethral pressures to help physicians determine the cause of urinary incontinence and track the progress of treatments. The UroBreeze Urodynamics Monitor is a lightweight, portable urodynamic monitor that provides up to five channels of testing information. The ProDynamic Monitor is a larger urodynamic monitor that provides up to seven channels of testing information, and is typically sold to hospitals and large physician offices. The EasyFlo Uroflowmetry System is a lower cost ambulatory monitor used in the evaluation of urine flow. We also offer a line of disposable products, such as catheters and tubing kits, for use with these monitors. Our incontinence diagnostic equipment line enjoys a strong industry reputation, rooted in a 25-year history of reliability, advanced functionality and innovation.

      We also have exclusive North American distribution rights to the urodynamic products, including the Andromeda Ellipse Monitor, developed by Andromeda Medizinische Systeme, Gmbh of Munich, Germany. The Andromeda Ellipse Monitor is a sophisticated urodynamic monitor that provides up to eight channels of testing information, and includes video urodynamic capabilities.

     Management Products

      We offer two management products for urinary incontinence that are non-invasive and represent either a bridge towards a permanent treatment for incontinence or restore continence utilizing natural methods. Our patented C3 device is used to control mild to moderate male incontinence through an external cuff that compresses and occludes the urethra. The C3 offers men a comfortable, hygienic and discrete method of controlling their incontinence condition. Each device can be used for up to 10 days. Our patented StepFree System is a pelvic muscle-toning program for improving female bladder control. The StepFree System consists of a series of vaginal weights designed to facilitate the proper performance of a woman’s pelvic muscles, which play an important role in urinary control. The StepFree System is a home-based program designed to be a part of a woman’s normal routine and provides demonstrable progress through graduated weight goals and benchmarks.

Bladder Cancer

     Market Background

      According to the American Cancer Society, there will be about 56,500 new cases of bladder cancer diagnosed in the United States in 2002, and an estimated 12,600 deaths. Bladder cancer is four times more prevalent in men than women, and typically occurs in patients over the age of 55. With average Medicare costs in excess of $58,000 per patient, bladder cancer is the most expensive form of cancer to treat. Early detection of bladder cancer is a key factor in improved survival. For patients diagnosed with localized disease, the five-year relative survival rate is 94%. For patients whose cancer is regional or distant, the five-year survival rates drop to 48% and 6%, respectively. Only 74% of bladder cancers are currently detected in the early stage according to the American Cancer Society.

      Current standard diagnostic techniques include cystoscopy and urine cytology. Cystoscopy is a procedure performed in a physician’s office under local anesthesia in which a fiber optic tube is inserted into the bladder through the urethra. Urine cytology is a laboratory test where a microscope is used to analyze abnormal bladder cells that may be shed into the urine. Urine cytology has a very low sensitivity for diagnosing bladder cancer, typically about 30%, with inconclusive results being common.

     Our Bladder Cancer Offering

      As part of our recent acquisition of Timm Medical, we obtained exclusive distribution rights to urologists in the United States to a bladder cancer detection test developed by Matritech, Inc., the NMP22 POC Test. The NMP22 POC Test will allow doctors to test their patients for bladder cancer in their office. The test is performed on a single voided urine sample, and is twice as sensitive as urine cytology. The FDA is currently reviewing a 510(k) application for the NMP22 POC Test. Matritech previously received FDA approval for a lab-based version of the NMP22 POC Test.

Strategy

      Our goal is to become a leading medical device company in the area of urology, and to apply our proprietary cryosurgical technology across horizontal markets. Key elements of our strategy are to:

•	Maximize the Market Opportunity for Our Cryocare Surgical System in the Treatment of Prostate Cancer. Since our inception we have focused considerable resources on establishing our Cryocare Surgical System as a primary treatment option for prostate cancer. We intend to continue to dedicate significant effort to:

•	educate physicians and patients regarding the advantages of our Cryocare Surgical System;

•	demonstrate the safety and efficacy of cryosurgery as a primary treatment for prostate cancer;

•	demonstrate the safety and efficacy of cryosurgery as a secondary treatment in treating patients that have failed radiation therapy;

•	maximize reimbursement for cryosurgery;

•	market the product to physicians and hospitals through our direct sales force;

•	provide physician training; and

•	improve our Cryocare Surgical System so that it is easier to use.

•	Leverage our Acquisition of Timm Medical. Through our acquisition of Timm Medical, we acquired or obtained marketing rights for an additional product used in the treatment of BPH, five products used in the diagnosis and treatment of erectile dysfunction, six products used in the diagnosis and management of urinary incontinence and one product used in the diagnosis of bladder cancer. We also increased our sales and marketing organization from 26 people to approximately 80 people, including 55 field sales representatives. The sales force we acquired from Timm Medical is the only urology-focused sales force that is accredited by the Certification Board of Urology Nurses and Associates, or CBUNA, a certification process that includes extensive ongoing training by physicians and industry professionals. We intend to use this targeted sales force to aggressively market our Cryocare Surgical System and other urological products to the approximately 8,000 urologists in the United States.

•	Develop New and Innovative Medical Products. We believe that our stent technology represents a potentially significant advance for treating the symptoms of BPH. We are developing this technology in three ways:

•	We plan to conduct a pivotal trial of our Horizon Prostatic Stent for temporary use, in combination with other therapies and alone.

•	We plan to conduct a clinical study of our Horizon Prostatic Stent for long-term use, without the need for any other therapy.

•	We plan to conduct preclinical studies of our ThermaStent device as a primary treatment that offers both a long-term cure and immediate relief for BPH.

We are also developing our prostate biopsy product, our cardiac arrhythmia product and other horizontal applications of our proprietary cryosurgical technology. In addition, Timm Medical was developing, and we intend to continue to develop, additional products for the treatment of incontinence in men and women.

•	Leverage our Cryosurgery Technology Platform. We intend to continue applying our proprietary cryosurgical technologies to surgical markets outside urology. We believe our cryosurgical technologies have broad applications across a number of surgical markets. We believe that these markets can be more cost effectively accessed through partners rather than through developing our own infrastructure. We formed a strategic alliance with Sanarus Medical, Inc. to develop our cryosurgical technology for the treatment of breast cancer, benign breast tumors and gynecological diseases. We also formed a strategic alliance with CryoCath Technologies Inc. to market our cryosurgical technology for the treatment of cardiac arrhythmia. We intend to continue to collaborate with well known medical device companies to develop and market non-urology applications.

•	Continue to Acquire Complementary Urological Products and Technologies. In addition to our acquisition of Timm Medical, we intend to continue to acquire or license complementary products and technologies in the urology market. We believe we are well suited to identify, evaluate and attract these opportunities because of our focus in this market. By acquiring complementary urological products, we believe we will be able to leverage our urology sales force and product development expertise.

Strategic Alliances

      We use collaborative marketing arrangements and distribution alliances to market our Cryocare Surgical System. We also have entered into collaborative agreements providing us with the right to distribute products of others and to realize value in the application of our proprietary cryosurgical technology in non-urology applications.

     Distribution Arrangement for Our Cryocare Surgical System

      U.S. Therapies, LLC: On June 30, 2001, we issued 213,010 shares of our common stock with a fair market value of $2,837,293 as consideration for a membership interest in the form of Class A Units of U.S. Therapies, LLC equal to approximately 9% of the total issued and outstanding Class A Units of U.S. Therapies and approximately 5% of the Class A Units on a fully-diluted basis. U.S. Therapies is a national urology group representing more than 150 urologists across the nation. We simultaneously entered into a distribution agreement with U.S. Medical Devices, Ltd., a subsidiary of U.S. Therapies, under which U.S. Medical Devices received exclusive sales rights to our Cryocare Surgical System and associated disposable products in 16 states. U.S. Medical Devices also has the exclusive right to distribute the Cryocare Surgical System to HealthTronics Surgical Services, Inc. (Nasdaq: HTRN) and its affiliates, a company that provides urologic and orthopedic services to patients in 35 states through physician partnerships. We have recorded net sales of $685,000 and $4,105,000 to U.S. Medical Devices for the three months and the 12 months ended December 31, 2001, respectively. These net sales constitute approximately 13% and approximately 26% of our revenues for the three and 12 months ended December 31, 2001, respectively.

     Distribution Arrangements for Additional Cryosurgical Markets

      Sanarus Medical, Inc.: In October 1999, we entered into a strategic alliance with Sanarus Medical, Inc. to commercialize our proprietary cryosurgical technology for the treatment of breast cancer, benign breast tumors and gynecological diseases. Sanarus is a private company focused on developing minimally-invasive solutions for total breast care management. The terms of the related agreements included a 5% equity investment by us in Sanarus totaling $300,000. We also received a warrant to acquire approximately 79% of Sanarus’ common stock at that time in consideration for entering into a manufacturing, supply and license agreement. In July 2001, Sanarus completed an equity financing. This financing along with other financings by Sanarus reduced our current ownership interest to 2% and our potential maximum ownership percentage in Sanarus to approximately 22% on a fully-diluted basis. We received FDA clearance in October 2001 for the use of our cryosurgical system for the treatment of benign breast tumors. Sanarus intends to market this product as the Visica Treatment System.

      CryoCath Technologies, Inc.: In September 2001, we entered into a five-year exclusive market access and supply agreement with CryoCath Technologies, Inc., a public company on the Toronto Stock Exchange focused on developing minimally invasive, catheter-based cryotherapy products to treat cardiovascular disease. Under this agreement, CryoCath obtained an exclusive, worldwide right to market, sell and distribute our cryosurgical technologies for the targeted treatment of cardiac arrhythmias. The agreement requires CryoCath to pay license fees and to make minimum product purchases. We are obligated under the agreement to undertake product development projects, maintain regulatory approval for the products in the United States and Europe and indemnify CryoCath in the event of some third party claims. We have the right to reduce CryoCath’s rights to a non-exclusive license if CryoCath fails to meet certain minimum purchase requirements. In February 2002, we received FDA clearance for use of our cryosurgical technologies for the treatment of cardiac arrhythmias. CryoCath intends to market the system as the Surgifrost System.

     Distribution Arrangements for Third Party Products

      Qualigen, Inc.: In June 2001, we signed an original equipment manufacturer agreement with Qualigen, Inc., a private company focused on developing advanced blood testing systems for point-of-care use. Under this agreement, we obtained the right to distribute Qualigen’s 15-minute total prostate specific antigen test, the FastPack System, as part of a urology diagnostic workstation we are developing. The agreement has a term of five years and includes one year of exclusivity with the option of four one-year extensions of exclusivity based upon minimum purchase commitments. In September 2001, we expanded our relationship with Qualigen by entering into a five-year distribution agreement. Under the distribution agreement, we obtained the non-exclusive right to market the Fastpack System as a stand-alone product directly to urology practices. After the expiration of the initial five-year term, the distribution agreement automatically renews for successive one-year terms until terminated by one of the parties. Either party may terminate the distribution agreement without cause on 90 days written notice to the other party. In the event that Qualigen terminates the distribution agreement without cause, it must continue to sell the FastPack System to us for a period of one year in sufficient quantities to meet the ongoing demands of our existing customers who have previously purchased the FastPack System.

      ArgoMed, Inc.: Through our acquisition of Timm Medical, we obtained rights to distribute to urologists in North America a non-surgical, office-based thermal therapy for BPH developed by ArgoMed, Inc., the Thermoflex System. ArgoMed is a private company focused on developing and marketing minimally invasive thermal therapy technologies to treat BPH and other urologic disorders. The Thermoflex System utilizes a proprietary catheter and console to deliver heated water to destroy excess prostate tissue and reopen the urethra’s path through the prostate. The distribution agreement establishes minimum purchase requirements. The initial term of the distribution agreement expires in May 2005, but automatically renews for successive one-year terms until terminated by one of the parties. In addition, either party may terminate the distribution agreement without cause after June 30, 2002.

      Matritech, Inc.: As part of our recent acquisition of Timm Medical, we obtained exclusive distribution rights to a bladder cancer detection test, the NMP22 POC Test. The NMP22 POC Test was developed by Matritech, Inc., a public company focused on the development of proteomics-based diagnostic products for the early detection of cancer. Under the distribution agreement, Matritech must use best efforts to obtain FDA clearance for the NMP22 POC Test. The agreement terminates six years after Matritech receives FDA clearance for the test. After the expiration of the six-year term, the agreement automatically renews for successive one-year terms until terminated by one of the parties. Either party may terminate the agreement if Matritech fails to obtain FDA clearance for the test. As part of the agreement, Timm Medical made, and we will be required to make future, marketing payments to Matritech upon completion of certain milestones. In addition, Timm Medical was required to purchase $150,000 in the common stock of Matritech, which stock may not be sold until January 2003 without Matritech’s prior consent. The distribution agreement also establishes minimum purchase requirements.

Products

      We are marketing, developing or have commercial rights to distribute the following products:

Product Name	Function	Status

Prostate Cancer
Cryocare Surgical System — 8 Probe System	Cryosurgical system with eight cryoprobe capability	Marketing
CryoGuide	Computerized cryoprobe placement, simulation and guidance system for cryosurgery	Marketing
Cryoprobes	Disposable probes used with the Cryocare Surgical System	Marketing
Guidewires	Disposable guidewires used with the Cryocare Surgical System	Marketing
FastTrac	Percutaneous access device that allows one-step insertion of cryoprobes	Marketing
FastPack System	Office-based prostate cancer test	Marketing
Biopsy Tool	Precision tool that allows targeted biopsy of the prostate	Prototype

Product Name	Function	Status

Benign Prostate Hyperplasia
Horizon Prostatic Stent	Nitinol stent for relief of BPH	Clinical Investigation in Process in United States; Marketing in Europe
Thermoflex System	Office-based, thermal therapy for the treatment of BPH	Marketing
ThermaStent	Stent providing thermal therapy for the treatment of BPH	Prototype
Erectile Dysfunction
RigiScan Monitor	Diagnostic tool for erectile dysfunction	Marketing
SnapGauge	Diagnostic tool for erectile dysfunction	Marketing
Esteem System	Vacuum therapy system	Marketing
ErecAid System	Vacuum therapy system	Marketing
StayErec System	Vacuum therapy system	Marketing
Dura II Penile Prosthesis	Penile prosthesis to impart penile rigidity	Marketing
Urinary Incontinence
UroBreeze Urodynamics Monitor	Urodynamic monitor providing five channels of testing information	Marketing
EasyFlo Uroflowmetry System	Lower cost urodynamic monitor providing five channels of testing information	Marketing
ProDynamic Monitor	Urodynamic monitor providing seven channels of testing information	Marketing
Andromeda Ellipse Monitor	Urodynamic monitor providing eight channels of testing information and video capabilities	Marketing
C3	External cuff device for management of male incontinence	Marketing
StepFree System	Pelvic muscle-toning program for management of female incontinence	Marketing
Bladder Cancer
NMP22 POC Test	Office-based bladder cancer test	510(k) Application Filed
Additional Cryosurgical Markets
Cryocare — 4 Probe System	Cryosurgical system with 4 probe capability for general surgery	Marketing

Patents and Intellectual Property

      We have rights to nine issued patents relating to our cryosurgical technology, including rights to four in-licensed patents. These patents relate to our cryoprobe technology for creating the freeze zone and precisely controlling the shape of the freeze zone produced by the cryoprobes. Additionally, our patents relate to our computer guided system for assisting surgeons in properly placing cryoprobes in a patient, a computer controlled cryosurgery apparatus and method, and a cryosurgical integrated control and monitoring system. We also have several patents pending. We have rights to 11 patents relating to our stent product line, including rights to three in-licensed patents. Through our acquisition of TimmMedical, we acquired patent rights to the Dura II Penile Prosthesis and the C3 products.

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

      No assurance can be given that our processes or products will not infringe patents or other intellectual property rights of others or that any license required would be made available under any such patents or intellectual property rights, on terms acceptable to us or at all. From time to time, we have received correspondence alleging infringement of intellectual property rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore we could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such intellectual property rights to avoid infringement.

      In December 2000, we settled a patent lawsuit against Cryomedical Sciences, Inc. and in March 2001, we settled two patent lawsuits against Israel-based Galil Medical, Ltd. and its U.S. affiliate, Galil Medical (USA), Inc. The lawsuits against Cryomedical Sciences and Galil concerned the infringement of our patent for an integrated cryosurgical system. The settlements resulted in cross-licensing agreements between Galil and Endocare and Cryomedical Sciences and Endocare.

      We seek to preserve the confidentiality of our technology by entering into confidentiality agreements with our employees, consultants, customers and key vendors and by other means. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such technology.

Research Strategy

      Our research goal is to develop innovative urological healthcare technologies which dramatically improve patient outcomes. Our primary focus is on the diagnosis, treatment and management of prostate disease. To that end, we plan to develop innovations which improve the speed and efficacy of our Cryocare Surgical System. We also will conduct research and development of a number of complementary products focusing on diagnosis and treatment of prostate disease with an emphasis on our stents for the treatment of BPH. In addition, Timm Medical was developing, and we intend to continue to develop, product enhancements to existing urological product offerings and new product offerings for the treatment of incontinence in men and women. We also are constantly evaluating horizontal applications that may allow us to apply our cryosurgical technologies. Once new applications have been identified, we will develop cryosurgical systems and cryoprobes tailored to that application.

      We spent approximately $2.6 million, $3.2 million and $3.5 million for the years ended 1999, 2000 and 2001, respectively, on research and development activities. In fiscal year 2001, Timm Medical spent approximately $1.3 million on research and development activities.

Sales and Marketing

      We sell our products primarily to physicians and hospitals and have both domestic and international customers. Net sales to U.S. Medical Devices, Ltd. constituted 26% of our net revenues for the year ended December 31, 2001, and the loss of U.S. Medical Devices as a distributor would have a material adverse effect on our net revenues. None of our other customers account for in excess of 10% of our net revenues.

      We currently sell our products domestically through our direct sales force which, as of December 31, 2001, consisted of 26 people, including a senior vice president of sales and marketing, vice president of marketing, seven regional sales managers and two clinical application specialists. With our acquisition of Timm Medical, our sales and marketing force has increased to 80 people, including 55 field sales representatives. We intend to continue to expand our direct sales force and enhance our direct sales capabilities by hiring additional sales and marketing personnel. Our strategy is to focus marketing and sales efforts and generating physician access to and awareness of our Cryocare Surgical System and other urological product offerings. We also intend to create patient demand by providing education on the benefits of cryosurgical therapy and our other urological product offerings versus alternative treatment options. We also have plans to expand our marketing initiatives to programs targeted directly at prostate disease patients.

      We also distribute our Cryocare Surgical System through affiliates of national urological groups. These marketing partners sell our systems directly to urology groups and indirectly to multiple urology groups through sales to limited liability companies or other entities in which such groups have an equity interest. We also distribute our cryosurgical systems through the operators of mobile lythotripsy systems for the treatment of kidney stones.

      Internationally, our products are sold primarily through independent distributors in Germany, China, Brazil, Australia, the United Kingdom, Turkey, Greece, Korea, Japan and Taiwan. Our international sales represented approximately 12%, 16% and 7% of our consolidated revenue in 1999, 2000 and 2001, respectively.

Reimbursement

      We sell our Cryocare System and related disposable guidewires and cryoprobes to hospitals and other entities that provide services to hospitals. Most procedures involving the Cryocare Surgical System are performed in hospitals on an inpatient basis. While occasional patients pay for cryosurgical procedures, virtually all patients depend upon third party payors, including Medicare, Medicaid, Tricare and other federal healthcare programs, as well as private insurers to pay for their procedures. Accordingly, our revenue is dependent upon third party reimbursement.

      Reimbursement for cryosurgical procedures using our products as a primary treatment alternative for localized prostate cancer began July 1999. Effective July 2001, Medicare coverage was approved for secondary cryosurgical treatment of prostate cancer patients who have failed radiation therapy.

      When Medicare reimbursed services are provided on an inpatient basis, the hospital is reimbursed under the Medicare prospective payment system, based on the applicable diagnosis related group, or DRG. A single payment covers all facility services.

      Outpatient reimbursement for cryosurgical procedures for Medicare beneficiaries is in accordance with the newly effective Hospital Outpatient Prospective Payment System, or HOPPS. Under HOPPS, reimbursement is made on a per procedure basis. The physician is paid a professional fee and the hospital receives payment for the technical portion of the fee. The hospital’s technical fee includes the per procedure share of the cost for any depreciable equipment, such as our Cryocare Surgical System unit, and the provision of disposable devices, such as our guidewires and cryoprobes.

      Medicare makes additional payments to hospitals when certain qualifying new medical devices are used to perform a procedure or service on a program beneficiary on an outpatient basis. Generally speaking, the additional payment amount for qualifying medical devices is the amount by which a hospital’s charges for a device used in an outpatient service, adjusted to cost, exceed the portion of the otherwise applicable hospital outpatient department fee schedule amount determined by the Secretary of the U.S. Department of Health and Human Services to be associated with the device. As a result, these “pass-through” payments help to compensate hospitals for the additional costs of utilizing new technology in treating Medicare beneficiaries. Our guidewires and cryoprobes are currently paid on a pass-through basis.

      Two statutory expenditure control mechanisms, however, limit overall program payments that can be made on a pass-through basis for qualifying medical devices, and, as such, also limit actual item-specific payments to hospitals using qualifying devices. The more significant among these two mechanisms caps the aggregate Medicare payments that may be made on a pass-through basis for eligible items for a given year. Specifically, if the Secretary of the U.S. Department of Health and Human Services determines, based on a number of considerations, before the start of a year that the total amount of pass-through payments for all eligible items in that year would exceed a predetermined percentage of total projected payments to hospitals for outpatient services for that year, the Secretary is required to reduce the amount of each of the transitional pass-through payments made in that year to ensure that the limit is not exceeded. For calendar years 2002 and 2003, the applicable predetermined percentage is 2.5%; for calendar year 2004 and subsequent years, the applicable percentage is 2.0%. The Centers for Medicare and Medicaid Services, or CMS, did not implement these adjustments in 2000 and 2001, because it could not accurately project overall expenditures under the pass-through provisions. CMS intends to implement these adjustments in April 2002. Commencing April 1, 2002, the pro rata reduction in pass-through payments for eligible devices is 63.6 percent. As such, payments to hospitals for calendar year 2002 will be reduced by this percentage. It is possible that the pro rata reduction in pass-through payments for eligible devices will increase beyond 63.6% beginning in calendar year 2004, when the applicable percentage is reduced from 2.5% to 2.0%.

      Items qualifying for pass-through payment continue to be eligible for at least two, but not more than three years. After a temporary payment period expires for an item, its cost is packaged with the relative procedure code or medical visit and assigned to the APC group that is clinically related and comparable in resources used. At such time, the APC groupings, weights and payments are updated to include costs associated with former pass-through items. We have no assurance that once pass-through status for our guidewires and cryoprobes ends and CMS sets an all inclusive technical fee for cryosurgery, total reimbursement will remain at current levels. If overall Medicare reimbursement to hospitals is reduced, it is likely that we would have to reduce our charges to hospitals for the equipment and devices. This could have a material adverse effect on our revenues.

      We are in discussions currently with CMS to ensure that correct data is utilized when CMS incorporates the pass-through payments for our guidewires and cryoprobes into the technical fee paid to the hospital for the cryosurgery procedure. We have been asked by CMS to submit data demonstrating the hospital’s costs to perform cryosurgery on an outpatient basis. To date, no resolution has been reached regarding the final technical payment to the hospital.

      The items we acquired through our acquisition of Timm Medical also are reimbursed by Medicare and other federal healthcare programs, as well as private insurers. Timm Medical provides certain items pursuant to physicians’ orders directly to patients, and bills the patient or payor. Consequently, Timm Medical’s business, unlike the other elements of Endocare’s business, involves dealing directly with Medicare and other payors, and would be directly impacted by any changes in either coverage policies or reimbursement amounts adopted by Medicare or other payors. An initial reimbursement rate for the Thermoflex System was established in January 2002.

      Future devices and technology that we develop would have to be approved by Medicare after we obtain FDA approval or clearance. The Medicare approval process is lengthy and there is no assurance that Medicare approval would be granted. Each private insurer makes its own determination whether to cover a device or procedure and sets its own reimbursement rate. It is unlikely that a private insurer would provide coverage if Medicare refused to do so.

Backlog

      As of December 31, 2001, we maintained minimal backlog. Our policy is to carry enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of our orders have been for shipment within 30 days of the placement of the order. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

Manufacturing

      We manufacture our Cryocare Surgical System and related disposables internally at our facilities in Irvine, California. Our existing Irvine manufacturing facility was subject to an FDA audit in September 1999, and the FDA did not find any deviations from its QSR requirements. In addition, we have obtained from the California Department of Health Services a license to manufacture medical devices, subject to periodic inspections and other regulation by that agency. We have received ISO 9001 certification indicating compliance of our existing Irvine manufacturing facility with European standards for quality assurance and manufacturing process control.

      We recently moved our executive offices to a new facility in Irvine, California, and plan to transfer our manufacturing activities to this new facility in April 2002. This new facility has not yet been inspected by the FDA or the California Department of Health Services.

      The erectile dysfunction and urinary incontinence products we acquired through our acquisition of Timm Medical are manufactured in Eden Prairie, Minnesota. The Eden Prairie facility is equipped and registered to produce FDA Class I, II, and III medical devices and has received ISO 9001, EN 46001 and CE mark certifications. This facility also maintains controlled environment rooms for production of implantable products.

Government Regulation

      Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act, the FDC Act, to regulate the distribution, manufacture and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions which vary from country to country.

      Medical devices intended for human use in the United States are classified into one of three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I general controls, class II special standards or class III pre-market approval depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device.

      Most Class I devices are exempt from premarket notification or approval. Class II devices are subject to the premarket notification requirements under Section 510(k) of the FDC Act. For a 510(k) to be cleared by the FDA, the manufacturer must demonstrate to the FDA that a device is substantially equivalent to another legally marketed device that was either cleared through the 510(k) process or on the market prior to 1976. Our Cryocare Surgical System and our Cryocare Cardiac Surgical System product have been cleared for marketing through the 510(k) procedure. Class III devices generally include the most risky devices as well as devices that are not substantially equivalent to other legally marketed devices. To obtain approval to market a Class III device, a manufacturer must obtain FDA approval of a premarket approval application, or PMA. The PMA process requires more data, takes longer and is more expensive than the 510(k) procedure. Our Horizon Prostatic Stent will require premarket approval.

      There can be no assurance that we will be able to obtain necessary clearances or approvals for clinical testing or for manufacturing or marketing of our products. After a device is placed on the market, numerous regulatory requirements apply. These include:

•	quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

      Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or premarket approval of new products;

•	withdrawing 510(k) clearance or premarket approvals that are already granted; and

•	criminal prosecution.

      Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE mark certification. CE mark certification involves a comprehensive Quality System program, and submission of data on a product to the Notified Body in Europe.

      We have obtained CE Mark for distribution of our Cryocare Surgical System and our Horizon Prostatic Stent in Europe and product registration for distribution of our Cryocare Surgical System in Canada, Australia and New Zealand.

Healthcare Regulatory Issues

      The healthcare industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly in the future. In general, regulation of healthcare related companies is increasing. We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery and payment systems. We cannot predict what impact the adoption of any federal or state healthcare reform measures may have on our business.

      We regularly monitor developments in laws and regulations relating to our business. We may be required to modify our agreements, operations, marketing and expansion strategies from time to time in response to changes in the statutory and regulatory environment. We plan to structure all of our agreements, operations, marketing and strategies in accordance with applicable law, although there can be no assurance that our arrangements will not be challenged successfully or that required changes may not have a material adverse effect on operations or profitability.

      The following discussion briefly summarizes some, but not all, of the current regulatory schemes that could be applicable to our business. Complying with these regulatory schemes may involve expense to us, delay in our operations, and/or restructuring of our business relationships. Violations could potentially result in the imposition upon us of civil and/or criminal penalties.

     Anti-Kickback Laws

      Federal law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services or (iii) the purchase, lease, or order or arranging or recommending purchasing, leasing or ordering any item or service, in each case, reimbursable under any federal healthcare program. Because our products are reimbursable under Medicare, Medicaid and other federal healthcare programs, the anti-kickback law applies. Many states have similar anti-kickback laws, and in many cases these laws apply to all patients, not just federal health program beneficiaries. Noncompliance with, or violation of, the federal anti-kickback law can result in exclusion from federal healthcare programs and civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback laws. Several federal courts have held that the anti-kickback statute is violated if just one purpose of the payment of remuneration is to induce the referral of patients. To the extent that we are deemed to be subject to these federal or similar state laws, we believe that our activities and contemplated activities will comply in all material respects with such statutes and regulations.

      Regulations to the federal anti-kickback law specify payment practices that will not be subject to prosecution under the anti-kickback law. These are known as the “safe-harbor” provisions. Failure to comply fully with a safe-harbor does not mean the practice is per se illegal. Rather, if a practice does not fit within a “safe harbor,” no guarantee can be given that the practice will be exempt from prosecution; it will be viewed under the totality of the facts and circumstances.

      We believe that our current structure and business and our contemplated future operations comply and will comply with the federal anti-kickback prohibition. It does not appear, however, that certain of our business practices fit or will fit within a “safe harbor” and there is no assurance that if viewed under the totality of the facts and circumstances, our structure and business would not be challenged, perhaps even successfully, as a violation of the anti-kickback prohibitions. Mere challenge, even if we ultimately prevail, could have a substantial adverse effect on us.

     Patient Referral Laws

      Stark II prohibits a physician from referring a patient for a “designated health service” reimbursable by Medicare or Medicaid to an entity with which the physician has a direct or indirect financial relationship, whether in the nature of an ownership interest or a compensation arrangement, subject only to limited exceptions. Stark II also prohibits the recipient of a prohibited referral from billing for the designated health services provided pursuant thereto. Pursuant to the Stark II regulations, the entity that bills Medicare for the designated health service is considered to be the provider of designated health service. Therefore, we are not (except with respect to certain Timm Medical products) providers of designated health services, nor are the physician-owned entities that purchase or lease our equipment. Rather the hospitals where the procedures are performed are the providers of designated health services, because they bill Medicare for the procedures, and inpatient and outpatient hospital services are designated health services. Physicians who have a an ownership or compensation relationship with the entities (such as mobile vendors) that furnish our equipment to hospitals, and the hospitals that obtain equipment and services directly or indirectly from such entities, are considered to have an indirect compensation relationship, and are thus subject to Stark II prohibitions.

      We believe that the arrangements we have established with physician-owned entities and hospitals comply with applicable Stark II exceptions. However, if any of the relationships between physicians and hospitals involving our services, or, in the case of Timm Medical, any of our financial relationships with referring physicians, do not meet a Stark II exception, neither the hospital nor we would be able to bill for any procedure resulting from a referral that violated Stark II. Although, in most cases we are not the direct provider and do not bill Medicare for the designated health services, any Stark II problem with our business arrangements with physicians and hospitals would adversely affect us as well as the referring physician and the hospital receiving the referral.

      Many states also have patient referral laws, some of which are more restrictive than Stark II and regulate referrals by all licensed health care practitioners for any health care service to an entity with which the licensee has a financial relationship unless an exception applies. Such laws in particular states may prohibit us from entering into relationships with physicians and physician-owned entities which may limit business development.

      We believe that our structure and business comply with Stark II and applicable state referral laws. No assurance can be made, however, that such structure and business would not be successfully challenged and penalties, such as civil money penalties and exclusion from Medicare and Medicaid, and or state penalties, imposed. And, again, mere challenge, even if we ultimately prevail, could have a substantial adverse effect on us.

     HIPAA and Other Privacy Laws

      Beginning April 14, 2003, the privacy regulations developed under the Health Insurance Portability and Accountability Act of 1996, HIPAA, will take effect. These privacy regulations place limitations on the use and disclosure of medical records containing identifiable patient information, including research data. We anticipate that, either as a “covered entity” or as a “business associate” of other covered entities such as health care providers, we will be required to comply with HIPAA privacy regulations which may be costly and which may make it more difficult and expensive to conduct our research and obtain medical information for other purposes as well.

     Other United States Regulatory Requirements

      In addition to the regulatory framework for product approvals, we are and may be subject to regulation under federal and state laws, including requirements regarding occupational health and safety, laboratory practices and the use, handling, and disposing of toxic or hazardous substances. We may also be subject to other present and future local, state, federal and foreign regulations.

Seasonality

      We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families may have a seasonal impact on our sales. We are continuing to monitor and assess the impact seasonality may have on demand for our products.

Competition

      The medical device industry is subject to intense competition. Significant competitors in the area of prostate cancer therapies include Cryomedical Sciences, Inc., Galil Medical, Ltd., Theragenics Corporation and North American Scientific, Inc. Significant competitors in the area of BPH therapies and bladder disease include Urologix, Inc., VidaMed, Inc., C.R. Bard, Inc., ACMI/ Circon Corporation, Johnson & Johnson, Boston Scientific Corp., and American Medical Systems Holdings, Inc. Significant competitors in the area of incontinence include American Medical Systems Holdings, Inc., Boston Scientific Corp., Carbon Medical Technologies, Inc., ACMI/ Circon Corporation, C.R. Bard, Inc., Medtronics Inc., Johnson & Johnson, and UroPlasty, Inc. Significant competitors in the area of erectile dysfunction include American Medical Systems Holdings, Inc., Mentor Corporation, SOMA Blue, Inc. and Pfizer, Inc. In addition, other companies are developing urological products that could compete with our Cryocare Surgical System and other urological products. Many of these competitors have significantly greater financial and human resources than we do.

      We believe the principal competitive factors in the urological product market include:

•	the safety and efficacy of treatment alternatives;

•	acceptance of a procedure by physicians and patients;

•	technology leadership and superiority;

•	price;

•	availability of government or private insurance reimbursement;

•	speed to market; and

•	ability to use the product in the physicians’ office.

Employees

      As of December 31, 2001, we had a total of 97 employees. Of these employees, 13 are engaged directly in research and development activities, 8 in regulatory affairs/ quality assurance, 23 in manufacturing, 26 in sales and marketing and 16 in general and administrative positions. Through the acquisition of Timm Medical, we will employ an additional 95 employees, including six in research and development activities, three in regulatory affairs/ quality assurance, 21 in manufacturing, 54 in sales and marketing and 11 in general and administrative positions. We expect to increase employment in conjunction with the continued commercialization of the Cryocare Surgical System and our other urological product offerings and expanded research, development and clinical activities related to the Horizon Prostatic Stent. We have never experienced a work stoppage, none of our employees are represented by a labor organization, and we consider our employee relations to be good.

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

Risks Related to Our Business

      The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of the following risks could harm our business. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating experience and a history of net losses, and we may never achieve or maintain profitability.

      Since our inception, we have engaged primarily in research and development activities, and have minimal experience in manufacturing, marketing and selling our Cryocare Surgical System in commercial quantities. In addition, we recently closed our acquisition of Timm Medical in March 2002. As a result, we have no history in marketing and selling the products we acquired or have rights to commercialize through our acquisition of Timm Medical. We have incurred annual operating losses each year since our inception. For the fiscal years ended December 31, 1999, 2000 and 2001, we had net operating losses of approximately $9.3 million, $12.4 million and $5.9 million, respectively. As of December 31, 2001, our accumulated deficit was approximately $38.1 million. It is possible that we will never generate sufficient revenues from product sales to achieve or maintain profitability. Even if we do achieve significant revenues from our product sales, we expect to incur increased operating expenses over the next several quarters, as we, among other things:

•	expand our selling and marketing activities as we attempt to gain market share for our Cryocare Surgical System and our other urology products;

•	incur costs related to the integration of Timm Medical into our business;

•	increase our research and development efforts to improve our existing products and develop new products such as our development Horizon Prostatic Stent; and

•	perform clinical research and trials in an effort to obtain governmental clearance and approval for the commercial sale of our Horizon Prostatic Stent.

      We will need to significantly increase the revenues we receive from sales of our products as a result of these increased operating expenses. We may be unable to do so, and therefore, may never achieve profitability. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

We recently acquired Timm Medical, and face risks associated with integrating this business into our existing business operations.

      We closed the acquisition of Timm Medical in March 2002, and we are in the process of integrating the operations, personnel and products of Timm Medical into our business. The integration of Timm Medical’s business involves numerous risks and expenses, including, among others, difficulties and expenses incurred in assimilating Timm Medical’s operations, personnel and products, difficulties in operating a new business and marketing new products, difficulties in training sales personnel to effectively sell new products, the diversion of management’s attention from other business concerns and the potential loss of key employees from both Timm Medical and Endocare. In addition, Timm Medical’s business may suffer as the attention of both its management and employees are diverted during the integration process. If we do not successfully integrate and grow the business we acquired from Timm Medical, our business will suffer.

We expect to derive a significant portion of our future revenues from our Cryocare Surgical System, which could fail to achieve market acceptance or generate significant revenue.

      We introduced our Cryocare Surgical System to the market in July 1999. We derived substantially all of our revenues in the fiscal year ended December 31, 2001 from sales of Cryocare Surgical Systems and related disposable supplies. We expect that sales of Cryocare Surgical Systems and related disposable supplies will constitute a significant portion of our sales for the foreseeable future. Accordingly, our success is reliant on the acceptance by doctors and patients of the Cryocare Surgical System as a preferred treatment for prostate cancer. Cryosurgery has existed for many years, but has not been widely accepted primarily due to concerns regarding safety and efficacy and widespread use of alternative therapies. Because of a lack of precise monitoring, cryosurgical procedures performed in the 1970s resulted in high cancer recurrence and negative side effects, such as rectal fistula and incontinence, and attached a stigma to cryosurgical treatment. Now that ultrasound guidance and temperature sensing are available for more precise monitoring in our Cryocare Surgical System, we will need to overcome this stigma to obtain market acceptance for our product. In addition, use of our Cryocare Surgical System requires significant physician education and training. As a result, we may have difficulty obtaining recommendations and endorsements of physicians and patients for our Cryocare Surgical System. We may also have difficulty raising the brand awareness necessary to generate interest in our Cryocare Surgical System. Any adverse side effects, including impotence or incontinence, recurrence of cancer or future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from our products or the products of our competitors, could adversely affect acceptance of cryosurgery. In addition, emerging new technologies and procedures to treat cancer, prostate enlargement and other prostate disorders may negatively affect the market acceptance of cryosurgery. If our Cryocare Surgical System does not achieve market acceptance, we will likely remain unprofitable.

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

There is uncertainty relating to third party reimbursement, which is critical to market acceptance of our products.

      In the United States, healthcare providers, such as hospitals and physicians, that purchase our products and use our mobile services generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving our products and services and on reimbursement for our products and procedures. While some private health insurance companies pay for the procedures in which our products are used in some areas of the United States, private insurance reimbursement may not be adopted nationally or by additional insurers and may be terminated by those private insurance companies currently paying for procedures in which our products are used. If reimbursement levels from Medicare, Medicaid, other governmental healthcare programs or private insurers are not sufficient, physicians may choose not to recommend, and patients may not choose, procedures utilizing our products.

      Currently, reimbursement under Medicare for our disposable products used in outpatient procedures is provided under a “pass-through” system in which Medicare pays the cost we charge the hospital for our products. Pass-through reimbursement status only remains for a period of two to three years, dependent upon the time period in which the Centers for Medicare and Medicaid Services, or CMS, formerly the Healthcare Financing Administration, or HCFA, obtains sufficient data to establish a cost. We obtained pass-through status for disposable products related to the Cryocare Surgical System on April 1, 2001. Thus, pass-through status for those products will terminate no later than April 1, 2004. After pass-through status terminates, the cost of our disposable products will be incorporated into the hospital outpatient prospective payment system and there will be no separate reimbursement for our disposable products. For calendar years 2002 and 2003, federal law caps the total cost of pass-through payments to 2.5% of expenditures for hospital outpatient services for the year. The cap is set at 2.0% for calendar year 2004 and each year thereafter.

      This statutory limit on pass-through payments, first implemented by CMS for calendar year 2002, will result in a pro rata reduction in pass-through payments for calendar year 2002 of 63.6%. This means that payments to hospitals for our disposable products used in outpatient procedures in calendar year 2002 will be reduced by this percentage. It is possible that this pro rata reduction in pass-through payments for eligible devices will increase beyond 63.6% beginning in calendar year 2004, when the applicable percentage is reduced from 2.5% to 2.0%. These reductions in Medicare payment will likely affect our charges to hospitals and resulting revenues.

      We have no assurance that once pass-through status for our guidewires and cryoprobes ends and CMS sets an all inclusive technical fee for cryoablation, total reimbursement will not be further reduced. Private healthcare payors are also expected to incorporate the costs of our products into the overall cost of the procedures in which they are used, meaning that there will no longer be separate, additional reimbursement for our disposable products. This too may affect our charges to hospitals and resulting revenues.

      International market acceptance of our products may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought.

      Furthermore, significant attention is focused on reforming the healthcare system in the United States and other countries. Any changes in Medicare, Medicaid or third party medical expense reimbursement, which may arise from healthcare reform, may have a material adverse effect on reimbursement for our products or procedures in which our products are used and may reduce the price we are able to charge for our products. In addition, changes to the healthcare system may also affect the commercial acceptance of products we are currently developing and products we may develop in the future. Potential approaches that have been considered include controls on healthcare spending through limitations on the growth of private purchasing groups and price controls. Several proposals have been made in the United States Congress and various state legislatures recently that, if adopted, would potentially reduce healthcare spending which may result in a material adverse effect on our business.

We may have difficulty managing our growth.

      We expect to continue to experience significant growth in the scope of our operations and the number of our employees. We recently experienced significant growth in our operations and number of employees as a result of an acquisition of Timm Medical. This growth has and will likely continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent development projects and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introduction, our business, financial condition and results of operations will be adversely affected.

We have limited sales and marketing experience with our Cryocare Surgical System and any failure to significantly expand sales of this product will negatively impact future revenue.

      We currently handle a majority of the marketing, distribution and sales of our Cryocare Surgical Systems. We have limited experience marketing and selling our Cryocare Surgical System in commercial quantities or on a nationwide basis. We will face significant challenges and risks in training, managing and retaining our sales and marketing teams, including managing geographically dispersed efforts and adequately training our people in the use and benefits of our Cryocare Surgical System. We may not be able to hire significant additional personnel to create increased demand for our Cryocare Surgical System. In addition, we have distribution arrangements, some of which are exclusive, for the sale of our Cryocare Surgical System both domestically and internationally and are dependent upon the sales and marketing efforts of our third-party distributors. These distributors may not commit the necessary resources to effectively market and sell our Cryocare Surgical System. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our Cryocare Surgical System.

Negative economic conditions in the United States may negatively impact our ability to achieve profitability.

      During 2001, the United States and other international markets experienced a significant economic downturn. In addition, the United States and other countries suffered significant acts of hostility and terror. Such acts may increase or prolong such negative economic conditions. The economic downturn may impact our ability to achieve profitability by negatively affecting growth in demand for our products. There can be no certainty as to the degree or severity of the duration of this downturn. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and in other countries in which we conduct our business.

If our relationship with U.S. Medical Devices is disrupted, our revenues could be significantly reduced.

      We have an exclusive distribution agreement with U.S. Medical Devices Ltd. For the fiscal year ended December 31, 2001, 26% of our revenues were derived from sales made to U.S. Medical Devices. As a result, our revenues are dependent in large part on continued sales to this distributor.

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

      Third parties may claim we are using their patented inventions and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of our management. A court may decide that we are infringing a third party’s patents and may order us to cease the infringing activity. The court could also order us to pay damages for the infringement. These damages could be substantial and could harm our business, financial condition and operating results.

      If we are unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, we would have to redesign our products to avoid infringing a third party’s patent and could temporarily or permanently have to discontinue manufacturing and selling some of our products. If this were to occur, it would negatively impact future sales.

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

      Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. We recently moved our executive offices to a new facility in Irvine, California, and plan to transfer our manufacturing activities to this new facility in April 2002. This new facility has not been inspected by the FDA or the California Department of Health Services. We must obtain FDA approval prior to manufacturing products in our new facility. Any failure or delay in obtaining the necessary approvals may cause us to be unable to meet customer demand for our products. If we fail to increase production volumes in a timely or cost-effective manner or to maintain compliance with the FDA’s Quality System regulations or other regulatory requirements, once obtained, our business will suffer.

We are dependent upon a limited number of third party suppliers to manufacture our products and the loss of any of these suppliers could harm our business.

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

      We are also subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. The federal Stark law applies to Medicare and Medicaid and prohibits a physician from referring patients for services to an entity with which the physician has a financial relationship. A financial relationship includes both investment interests in an entity and compensation arrangements with an entity. Many states have similar laws, often broader laws prohibiting referrals by any licensed healthcare provider. These state laws generally apply to services reimbursed by both governmental and private payors. Violation of these federal and state laws may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from governmental and private payor programs, among other things. We have financial relationships with physicians and physician-owned entities, which in turn have financial relationships with hospitals and other providers of designated health services. Although we believe that our financial relationships with physicians and physician-owned entities, as well as the relationships between physician-owned entities that purchase or lease our products and hospitals, are not in violation of applicable laws and regulations, governmental authorities might take a contrary position. If our financial relationships with physicians or physician-owned entities or the relationships between those entities and hospitals were found to be illegal, we and/or the affected physicians and hospitals could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians, physician-owned entities and others to comply with that jurisdiction’s laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

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

      As part of our strategy to expand our urology product offerings and technologies, we may acquire one or more businesses or lines of business. In June 1999, we consummated a business combination with Advanced Medical Procedures, LLC, a regional mobile cryosurgery service company, and in March 2002, we closed the acquisition of Timm Medical Technologies, Inc. We cannot assure you that we will be able to identify suitable acquisition opportunities in the future. In addition, even if we do identify acquisition opportunities, we may not be able to effectively integrate our business with any other business we may acquire or merge with or effectively utilize the business acquired to develop and market our products. We are not experienced in acquiring businesses or managing facilities or operations in geographically distant areas. The failure to successfully integrate an acquired company or acquired assets into our operations may cause a drain on our financial and managerial resources, and have a significant negative effect on our business and financial results. In addition, our profitability may suffer because of acquisition-related costs, amortization costs, restructuring or impairment of acquired goodwill and other intangible assets. There is also a risk of loss of key employees, customers and vendors of recently acquired businesses. Finally, in connection with any future acquisitions, we may incur debt or issue equity securities as part or all of the consideration for the acquired company’s assets or capital stock. We may be unable to obtain sufficient additional acquisition financing on favorable terms or at all. In addition, any equity issuances will be dilutive to our existing stockholders.

Our stock price may be volatile and your investment could decline in value.

      Our stock price has in the past fluctuated and is likely to continue to fluctuate significantly, making it difficult to resell shares when an investor wants to at prices they find attractive. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility including:

•	actual or anticipated variations in our operating results,

•	developments regarding government and third party reimbursement,

•	changes in government regulation,

•	government investigation of us or our products,

•	changes in reimbursement rates or methods affecting our products,

•	developments concerning proprietary rights,

•	litigation or public concern as to the safety of our products or our competitor’s products,

•	technological innovations or new commercial products by us or our competitors,

•	investor perception of us and our industry, and

•	general economic and market conditions including market uncertainty related to the September 11, 2001 terrorist attacks and any potential military action resulting from the attacks.

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

Item 2.     Properties

      In February 2002, we moved our executive offices to a 28,000 square foot facility in Irvine, California. The lease for this facility expires in 2007, with an option to extend the lease for an additional five years. To facilitate the relocation of our manufacturing activities, we extended the lease for our prior 16,000 foot facility through May 2002. We plan to transfer our manufacturing activities to the new facility in April 2002.

      Through our acquisition of Timm Medical, we maintain offices and manufacturing and research facilities for our erectile dysfunction and urinary incontinence products, in a 29,000 square foot facility in Eden Prairie, Minnesota. The lease for this facility expires in April 2004.

      We believe that our property and equipment are generally well maintained, in good operating condition and are sufficient to meet our current needs.

Item 3.     Legal Proceedings

      From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for Our Common Equity and Related Stockholder Matters

Market Information

      Our common stock is listed on the Nasdaq National Market under the symbol “ENDO.” The following table sets forth for the periods indicated, the high and low sales prices for our common stock as quoted on the Nasdaq SmallCap Market from January 1, 1999 to May 22, 2000 and the Nasdaq National Market from May 23, 2000 to December 31, 2001. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2001:
First Quarter	$14.44	$6.75
Second Quarter	16.26	5.00
Third Quarter	18.46	13.41
Fourth Quarter	23.94	15.39
Year Ended December 31, 2000:
First Quarter	$22.56	$8.38
Second Quarter	20.63	11.75
Third Quarter	23.00	15.75
Fourth Quarter	19.88	11.50

Holders

      As of March 15, 2002, there were 307 holders of record of our common stock.

Dividends

      We have never paid any cash dividends on our capital stock. We anticipate that we will retain any future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors and will depend on their existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Recent Sales of Unregistered Securities

      On June 30, 2001, we issued 213,010 shares of our common stock with a fair market value of $2,837,293 as consideration for a membership interest in the form of Class A Units of U.S. Therapies, LLC equal to approximately 9% of the total issued and outstanding Class A Units of U.S. Therapies and approximately 5% of the Class A Units on a fully-diluted basis. This transaction was a private offering exempt from registration with the Securities and Exchange Commission under Section 4(2) of, and Regulation D, promulgated under the Securities Act of 1933, as amended.

Item 6.     Selected Consolidated Financial Data

      The selected financial data set forth below are derived from our consolidated financial statements. The statement of operations data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, and the balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001 are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$2,348	$2,495	$3,462	$6,671	$15,721

Costs and expenses:
Cost of revenues	1,422	1,183	1,684	3,012	5,423
Research and development	1,596	1,920	2,574	3,204	3,538
Selling, general and administrative	3,553	4,653	7,992	12,230	13,171

Total costs and expenses	6,571	7,756	12,250	18,446	22,132

Loss from operations	(4,223)	(5,261)	(8,788)	(11,775)	(6,411)
Interest income (expense), net	201	336	(476)	(624)	488

Net loss	$(4,022)	$(4,925)	$(9,264)	$(12,399)	$(5,923)

Net loss per share	$(.48)	$(.49)	$(.86)	$(.97)	$(.35)

Weighted average shares outstanding	8,307,000	10,062,000	10,838,000	12,757,000	16,741,000

Balance Sheet Data:
Cash and cash equivalents	$3,896	$6,286	$7,365	$22,016	$83,239
Working capital	3,718	5,544	6,445	19,452	88,761
Total assets	5,691	7,992	12,996	28,845	98,034
Long-term obligations(1)	44	201	10,153	7,574	—
Total stockholders’ equity (deficit)	3,960	6,011	(480)	14,869	94,613

(1)	Long-term obligations include convertible debentures, a note payable and other liabilities, net of current balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risk Related to Our Business” set forth in Item 1 of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

      We are a medical device company focused on developing, manufacturing and selling urological healthcare products with the potential to dramatically improve men’s health and quality of life. Our primary focus is on the diagnosis, management and treatment of the two most common diseases of the prostate, prostate cancer and benign prostate hyperplasia, or BPH. Our FDA-cleared Cryocare Surgical System occupies a leading position in the market for the cryosurgical treatment of prostate cancer. We are currently developing a urologic stent, the Horizon Prostatic Stent, for the treatment of BPH. In February 2002, we significantly expanded our urological product offerings by acquiring Timm Medical Technologies, Inc., or Timm Medical. Through this acquisition, we now own or have marketing rights for an additional product used in the treatment of BPH, five products used in the diagnosis and treatment of erectile dysfunction, six products used in the diagnosis and management of urinary incontinence and one product used in the diagnosis of bladder cancer. This acquisition also increased our sales and marketing organization from 26 to approximately 80 people, including 55 field sales representatives. Our strategy is to increase sales of our current products through targeted sales and marketing efforts, to continue to develop and obtain regulatory approval for our Horizon Prostatic Stent, and to develop and acquire additional products in urology that leverage our existing sales and marketing organization.

      Our Cryocare Surgical System is a minimally invasive cryosurgical system for the targeted treatment of prostate cancer. We commenced commercial sales of our FDA cleared Cryocare Surgical System in the United States in July 1999. We obtained the CE Mark for the Cryocare Surgical System, and have registered the Cryocare Surgical System for distribution in Canada, Australia and New Zealand. We sell the Cryocare Surgical System to urology groups and urologists through our direct sales force and through distribution arrangements.

      We were formed in 1990 as a research and development division of Medstone International, Inc. (Nasdaq: MEDS), a manufacturer of shockwave lythotripsy equipment for the treatment of kidney stones. On January 1, 1996, we became an independent, publicly-owned corporation upon Medstone’s distribution of our stock to their existing stockholders. We have incurred significant operating losses and negative cash flows from operations in each full fiscal year since January 1, 1996. We incurred net losses of approximately $9.3 million in 1999, $12.4 million in 2000 and $5.9 million in 2001. As of December 31, 2001, we had an accumulated deficit of $38.1 million. We expect to incur additional losses as we expand our sales and marketing efforts and continue to develop new products.

Critical Accounting Policies

      We believe the following critical accounting policies affect our more significant judgment and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition. During the fiscal year ended December 31, 2001, we generated revenues primarily from sales of our Cryocare Surgical System units and from the recurring sales of our disposable cryoprobes. We recognize revenues, including revenues from sales to distributors, upon shipment for sales of system units and disposable cryoprobes, provided acceptance is assured and collectibility is probable. In the past, we placed our Cryocare Surgical System units with urology groups on a per-use basis to expand our installed base, and thus increase the market for our disposable cryoprobes. Under this placement program, we receive a fee relating to each use of the Cryocare Surgical System unit, which we recognize as revenue upon completion of the procedure. The cost of the Cryocare Surgical System unit is depreciated into cost of revenues over an estimated useful life of three years. Prior to Medicare’s initiation of national reimbursement coverage for our Cryocare Surgical System in July 1999, we focused on generating revenues from a mobile cryosurgery business in which we provided cryosurgical equipment for the treatment of prostate and liver cancer on a procedural basis. Revenues from mobile cryosurgical procedures, as a percentage of total revenues, have declined over the fiscal year ended December 31, 2001 and are expected to continue to decline due to our increased strategic focus on system, probe and procedural sales. The initial product mix of Cryocare Surgical System units when compared to disposable cryoprobes will negatively impact our gross margins until we have established a sufficiently large installed base of users. In the event we establish an installed base of Cryocare Surgical System units, we expect to generate an increasing portion of our revenues through recurring sales of our disposable cryoprobes.

      Investments. We have both marketable and non-marketable equity investments. We classify our marketable equity investments as available-for-sale securities with net unrealized gains or loss recorded as a component of accumulated other comprehensive loss. The non-marketable equity investments represent investments in other medical technologies or strategic alliances and are recorded at cost and are evaluated periodically for impairment. Marketable equity investments are evaluated for impairment based on their market price, while non-marketable equity investments are evaluated for impairment through a review of the financial position and operating results of the investee. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in operations as a loss.

      Sales Returns and Warranty Accruals. We generally do not permit returns except for defective products identified within one year. Accordingly, we establish a liability for warranty repairs based on historical analysis of the cost for the repairs. However, our future returns on defective products and related warranty liability could differ significantly from historical patterns, which would adversely affect our operating results.

      Allowance for Doubtful Accounts. Accounts receivable are presented net of our allowance for doubtful accounts. The allowance for doubtful accounts is determined through a specific identification process whereby management assesses the collectibility of receivables based in part on the financial condition of the client.

      Use of Estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from those estimates as a result of selected factors, including those set forth under “Risk Related to Our Business” set forth in Item 1 of this Annual Report on Form 10-K.

      Inventories: Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We have only recently begun the commercialization of our products and have limited experience in assessing obsolescence. We evaluate the adequacy of these reserves periodically based on forecasted sales and market trend.

Costs and Expenses

      Cost of revenues consists primarily of:

•	costs relating to the manufacture of our products;

•	depreciation of Cryocare Surgical System units placed with urology groups;

•	costs relating to our internal operations; and

•	royalties on product sales.

      Research and development expenses include expenses associated with the design, development, testing and enhancement of our products. These expenses consist primarily of:

•	salaries and related personnel expenses;

•	fees paid to outside service providers;

•	expenditures for clinical trials and obtaining and maintaining regulatory approval for our products;

•	expenditures for purchases of laboratory supplies; and

•	utilities and other facility expenses related to product development.

      We expense research and development expenses when incurred. Our research and development efforts are periodically subject to significant non-recurring expenses and fees that can cause significant variability in our quarterly research and development expenses.

      Selling, general and administrative expenses primarily consist of:

•	salaries, commissions and related expenses for personnel engaged in sales, marketing, customer service and administrative functions;

•	expenses associated with advertising, trade shows, promotional and other marketing activities;

•	legal and regulatory expenses; and

•	general corporate expenses.

Results of Operations

      The following table sets forth, for the periods indicated, financial data as a percentage of revenues:

	Years Ended December 31,

	1999	2000	2001

Revenues	100%	100%	100%
Cost of revenues	49	45	34

Gross margin	51	55	66

Operating expenses:
Research and development	74	48	22
Selling, general and administrative	231	183	84

Total operating expenses	305	231	106

Loss from operations	(254)	(177)	(41)
Interest income (expense), net	(14)	(9)	3

Net loss	(268)%	(186)%	(38)%

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Revenues for the year ended December 31, 2001 increased 136% to $15,721,000 compared to $6,671,000 in 2000. The increase in revenues for the year ended December 31, 2001 was attributable to an increase in sales of our Cryocare Surgical System units and disposable cryoprobes. For the year ended December 31, 2001, Cryocare Surgical System sales were $8,948,000 and sales of disposable cryoprobes, procedures, and other equipment were $6,773,000. For the year ended December 31, 2000 Cryocare Surgical System sales were $5,830,000 and sales of disposable cryoprobes, procedures, and other equipment were $841,000.

      Cost of Revenues. Cost of revenues for the year ended December 31, 2001 increased 80% to $5,423,000 from $3,012,000 in 2000. The increase in cost of revenues for the year ended December 31, 2001 resulted primarily from an increase in the cost of manufacturing an increased number of Cryocare Surgical System units and disposable cryoprobes sold in 2001, partially offset by a reduction in the per unit production costs of our products due to increased manufacturing efficiencies.

      Gross Margins. Gross margins on revenues increased to 66% for the year ended December 31, 2001 compared to 55% in 2000. The increase in gross margins on revenues during the year ended December 31, 2001 is due primarily to our shift to sales of our Cryocare Surgical System units from our prior placement program and reduction in product costs due primarily to increased manufacturing efficiencies.

      Research and Development Expenses. Research and development expenses for the year ended December 31, 2001 increased 10% to $3,538,000 compared to $3,204,000 in 2000. The increase was primarily attributable to hiring additional personnel, increased spending on product development efforts and clinical costs associated with our Horizon Prostatic Stent. As a percentage of sales, research and development expenses decreased from 43% in the year 2000 to 23% in 2001 primarily due to the increase in sales in 2001 primarily due to the increase in sales in 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2001 increased 8% to $13,171,000 compared to $12,230,000 in 2000. This increase reflects increased sales and marketing costs associated with the commercialization of our Cryocare Surgical System and an increase in our direct sales and marketing personnel. As a percentage of sales, selling, general and administrative expenses decreased from 183% in the year 2000 to 84% in 2001 primarily related to the increase in sales in 2001 primarily related to the increase in sales in 2001.

      Interest Income (Expense), Net. Interest income (expense), net for the year ended December 31, 2001 was $488,000 compared to ($624,000) in 2000. The change was due to the reduction of interest expense associated with the reduction of debt in 2001 and increased cash balances following our secondary public offering.

      Net Loss. Net loss for the year ended December 31, 2001 was $5,923,000 or $0.35 per share on 16,741,000 weighted average shares outstanding, compared to a net loss of $12,399,000, or $0.97 per share on 12,757,000 weighted average shares outstanding for the same period in 2000. The decrease in net loss resulted from higher revenues, improved margins and increased interest income partially offset by higher selling, general and administrative expenses and increased research and development expenses.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues. Revenues for the year ended December 31, 2000 increased 93% to $6,671,000 compared to $3,462,000 in 1999. Revenues for the year ended December 31, 2000 consisted of $5,968,000 in revenues from product sales and $703,000 in revenues from mobile cryosurgical procedures. Revenues for the year ended December 31, 1999 consisted of $2,329,000 in revenues from product sales and $1,133,000 in revenues from mobile cryosurgical procedures. The increase in revenues for the year ended December 31, 2000 was attributable primarily to a $3,639,000 increase in sales of our products during 2000 partially offset by a $430,000 decrease in revenue from mobile cryosurgical procedures during 2000.

      Cost of Revenues. Cost of revenues for the year ended December 31, 2000 increased 79% to $3,012,000 compared to $1,684,000 in 1999. Cost of revenues for the year ended December 31, 2000 consisted of $2,607,000 in expenses related to product sales and $405,000 in expenses related to mobile cryosurgical procedures. Cost of revenues for the year ended December 31, 1999 consisted of $1,255,000 in expenses related to product sales and $429,000 in expenses related to mobile cryosurgical procedures. The increase in costs of revenues for the year ended December 31, 2000 resulted primarily from an increase in the cost of manufacturing an increased number of Cryocare Surgical Systems units and disposable cryoprobes sold during 2000 partially offset by a decrease in costs related to fewer mobile cryosurgical procedures performed.

      Gross Margins. Gross margins on revenues increased to 55% for the year ended December 31, 2000 compared to 51% in 1999. Gross margins on product sales increased to 56% for the year ended December 31, 2000 compared to 46% in 1999. Gross margin on our mobile cryosurgical procedures decreased to 42% for the year ended December 31, 2000 compared to 62% in 1999. The increase in gross margins on revenues during the year ended December 31, 2000 is due primarily to an increase in sales of our higher margin disposable cryoprobes, our shift to sales of our Cryocare Surgical System units from our prior placement program, a reduction in product costs due primarily to increased manufacturing efficiencies, partially offset by a decrease in gross margins on mobile cryosurgical procedures.

      Research and Development Expenses. Research and development expenses for the year ended December 31, 2000 increased 24% to $3,204,000 compared to $2,574,000 in 1999. The increase was primarily attributable to hiring additional personnel, improving our infrastructure, increased spending on product development efforts and clinical costs associated with our Horizon Prostatic Stent.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2000 increased 53% to $12,230,000 compared to $7,992,000 in 1999. This increase reflects increased sales and marketing costs, including increased sales commissions, associated with the commercialization of our Cryocare Surgical System and an increase in our direct sales and marketing personnel between periods.

      Interest Income (Expense), Net. Interest income (expense), net for the year ended December 31, 2000 was ($624,000) compared to ($476,000) in 1999. The change was due to interest expense associated with the issuance of debt in the middle of 1999 and 2000, including corresponding amortization of deferred financing costs partially offset by interest income.

      Net Loss. Net loss for the year ended December 31, 2000 was $12,399,000 or $0.97 per share on 12,757,000 weighted average shares outstanding, compared to a net loss of $9,264,000, or $0.86 per share on 10,838,000 weighted average shares outstanding for the same period in 1999. The increase in net loss resulted from higher research and development costs, higher selling, general and administrative expenses and increased interest expense, partially offset by increased revenues and lower cost of revenues as a percentage of revenues.

Liquidity and Capital Resources

      Since our inception we have funded our operations primarily through private placements of equity securities, private placements of convertible debentures that were subsequently converted into equity securities, loans that were subsequently converted into equity securities, the use of short-term and long-term debt, a public offering of equity securities and sales to customers. At December 31, 2001, we had cash and cash equivalents of $83,239,000 compared to $22,016,000 at December 31, 2000.

      In June and July 1999, we received a total of $8 million from the sale to institutional investors of 7% convertible debentures due in three years from the date of issuance. During the second quarter of 2000, these debentures were converted into 1,475,610 shares of common stock pursuant to the terms of the debentures. On May 5, 2000, we received a total of $8 million from the sale of additional 7% convertible debentures, of which $0.5 million of these debentures were converted into 74,074 shares of common stock during the fourth quarter of 2000, $1 million of these debentures were converted into 148,148 shares of common stock during the first quarter of 2001, $4.2 million of these debentures were converted into 622,222 shares of common stock during the second quarter of 2001, and the final $2.3 million of these debentures were converted into 340,741 shares of common stock in July 2001. Of the debentures converted in 2000 and 2001, an additional 38,861 and 17,622 shares, respectively, were issued as interest representing a rate of 7%.

      On November 21, 2001, we closed a public offering of 4,000,000 shares of our common stock at a price of $17.00 per share. On December 4, 2001, we sold an additional 600,000 shares of our common stock at the public offering price of $17.00 per share upon exercise of the over-allotment granted to the underwriters in the public offering. We raised $78.2 million in proceeds through the public offering before deducting commissions and offering expenses of $5.6 million.

      Cash Used in Operations. Net cash used in operating activities was approximately $8.4 million, $10.7 million and $11.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. For these periods, net cash used in operating activities resulted primarily from net losses and increases in accounts receivable and inventory and a decrease in trade payables. In conjunction with the increased sales of our

Cryocare Surgical System and related disposable cryoprobes, inventory increased to $2,416,000 at December 31, 2001 compared to $1,544,000 at December 31, 2000 and net accounts receivable increased to $5,734,000 at December 31, 2001 compared to $2,114,000 at December 31, 2000. Our current liabilities decreased to $3,421,000 at December 31, 2001 compared to $6,401,025 at December 31, 2000.

      Investing Activities. Net cash used in investing activities was approximately $0.64 million, $0.48 million and $1.11 million for the years ended December 31, 1999, 2000 and 2001, respectively. The net cash used in investing activities primarily included additions to property and equipment as well as cost method investments in certain investees.

      Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $10.1 million, $25.9 million and $73.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. The net cash provided by financing activities was primarily attributable to the net proceeds from private placements of equity securities, a public offering, exercise of options and warrants and repayments on our credit facility and other debt.

      Working Capital. Our working capital increased to $88.8 million at December 31, 2001 from $19.5 million at December 31, 2000. The increase in working capital was due to our secondary offering offset by our use of cash in operations, including higher accounts receivable and increased inventory, partially offset by a decrease in current liabilities.

      In October 1999, we entered into a strategic alliance with Sanarus Medical, Inc., a privately held medical device company. The terms of the related agreements included a 5% equity investment by our company in Sanarus totaling $300,000. We also received a warrant to acquire at that time approximately 79% of Sanarus’ common stock at that time in consideration for entering into a manufacturing, supply and license agreement. In June 2001, we provided a bridge loan to Sanarus in the amount of $250,000. This amount was subsequently repaid in July 2001 upon Sanarus’ receipt of additional equity financing, which financing along with other financings by Sanarus reduced our current ownership percentage to 2% and our potential maximum ownership percentage to approximately 22% on a fully-diluted basis. The investment is included in “Investments, intangible and other assets, net” in our consolidated balance sheets as of December 31, 2000 and 2001, and is reflected at cost as we do not have significant influence over the operations of Sanarus.

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

      On June 30, 2001, we issued 213,010 shares of our common stock valued at its fair market value of $2,837,293 in consideration for a membership interest, in the form of Class A units of U.S. Therapies, LLC, equal to approximately 5% of the total issued and outstanding Class A units of U.S. Therapies on a fully-diluted basis. We simultaneously entered into a distribution agreement with U.S. Medical Devices Ltd., a subsidiary of U.S. Therapies, under which U.S. Medical Devices received exclusive sales rights to our Cryocare Surgical System and related disposable products in 16 states and the exclusive right to sell to HealthTronics Surgical Services, Inc. (Nasdaq: HTRN) and its affiliates. The investment in U.S. Therapies is included in “Investments, intangible and other assets, net” in our balance sheet as of December 31, 2001 using the cost method of accounting as we do not have significant influence over the operations of U.S. Therapies. Sales to U.S. Medical Devices accounted for approximately 26% and 13% of our revenues for the 12-month and three-month periods ended December 31, 2001, respectively.

      In February 2002, we completed the acquisition of Timm Medical Technologies, Inc. for a purchase price of approximately $11 million in cash and 1,620,530 shares of our common stock. Pursuant to the acquisition agreement, we will register the shares of Common Stock issued in the acquisition.

      In September 2000, we invested $250,000, representing approximately 833,000 shares of common stock, in Medical Resources Management, Inc., or MRM. In July 2001, these shares were converted into approximately 308,000 shares of common stock of Emergent Group, Inc., upon its acquisition of MRM as a wholly owned subsidiary. We monitor our investments for other than temporary declines in value which would be written down and included in earnings as a loss. As of December 31, 2001, the fair value of the MRM investment is below cost and we will continue to monitor this investment and should the investment show no signs of market recovery, we will record an impairment charge in a future period. The investment in MRM is included in “Investments, intangible and other assets, net” in our balance sheet as of December 31, 2001 using the cost method of accounting as we own less than 1% of the outstanding shares of Emergent Group, Inc. and we do not have significant influence over the operations of Emergent Group, Inc..

      We expect to have positive cash flows from operations in the year 2002. However, we also expect increased sales and marketing expenses related to the promotion of our Cryocare Surgical System and the urological products we acquired or obtained a right to market through our acquisition of Timm Medical, increased expenses related to developing and obtaining regulatory approval for our Horizon Prostatic Stent, increased research and development expenses, as well as expenses for additional personnel and product enhancement efforts. Our future capital requirements will depend on a number of factors, including market acceptance of our Cryocare Surgical System, our ability to successfully integrate the operations of Timm Medical into our business, including its sales and marketing personnel, market acceptance of the products we acquired from Timm Medical, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to technology and potential future merger and acquisition activity. We believe that our current cash balances, together with the revenue to be derived from sales of our products, will be sufficient to fund our operations for at least the next 12 months. If we elect to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, we may require additional outside financing sooner than anticipated. We expect that to meet our long-term needs we may need to raise substantial additional funds through the sale of our equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties. We also expect to replace our credit line which matured in July 2001 with no outstanding balance. Additional equity or debt financing may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce our selling and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In the event that we do raise additional equity financing, our stockholders will be further diluted. In the event that we incur additional indebtedness to fund our operations, we may have to grant the lender a security interest in our assets.

Inflation

      The impact of inflation on our business has not been material to date.

Accounting Pronouncements Not Yet Adopted

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      We are required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adaptation of SFAS Nos. 141 and 142 is not expected to have a material effect on our financial position or results of operations. The acquisition of Timm Medical in February 2002 will be accounted for in accordance with SFAS Nos. 141 and 142.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. We will adopt SFAS No. 143 beginning January 1, 2003. This Statement is not expected to have a material impact on our financial reporting and related disclosures.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We are required and plan to adopt the provisions of SFAS No. 144 in the quarter ending March 31, 2002. The implementation of SFAS No. 144 is not expected to have a material effect on our financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, notes receivable, investments, accounts payable and accrued liabilities. At December 31, 2001, the carrying values of our cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values. Although there is not a readily available market value for our cost method investments, in general we do not believe the fair value of these investments would significantly differ from cost. However, at December 31, 2001, the fair value of the Company’s investment in Medical Resources Management, Inc. is below its cost basis of $250,000 and the Company will continue to monitor this investment. Should the investment show no signs of market recovery, the Company would record an impairment charge in a future period.

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

Item 8.     Financial Statements and Supplementary Data

      Our financial statements and schedules, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The sections titled “Directors and Nominees,” “Board Meetings and Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.     Executive Compensation

      The section titled “Executive Compensation” appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The section titled “Principal Stockholders” appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The section titled “Related Party Transactions” appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

      The consolidated financial statements of Endocare, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Page

Consolidated Financial Statements of Endocare, Inc.:
Report of Independent Auditors	F-1
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.	F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 1999, 2000 and 2001.	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.	F-5
Notes to the Consolidated Financial Statements	F-6 to F-18

      (2)     Financial Statement Schedules:

      Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 1999, 2000 and 2001 is included in the consolidated financial statements at page F-18. All other schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

      (3) Exhibits:

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization, dated February 21, 2002, by and among the Company, Timm Medical Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.2(2)	Agreement and Plan of Merger, dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3.3(2)	Restated Certificate of Incorporation.
3.4(2)	Amended and Restated Bylaws of the Company.
10.1(2)	Promissory Notes, dated August 8, 2001 and July 24, 2001, as subsequently amended, by Paul Mikus in favor of the Company.
10.2(2)	Change in Employment Status and Settlement Agreement and Release, effective June 25, 2001, by and between the Company and William Hughes.
10.3(2)	Consulting and Confidentiality Agreement, dated June 1, 2001, by and between the Company and Michael Strauss, M.D.
10.4(2)	Note and Warrant Purchase Agreement, dated April 1, 2001, by and among the Company, Sanarus Medical, Inc. and specified purchasers and related Convertible Promissory Note and Warrant to Purchase Series B Preferred Stock, dated April 1, 2001.
10.5(2)	Offer of Employment, effective February 16, 2001, by and between the Company and Kevin Quilty.
10.6(2)	Offer of Employment, effective September 22, 2000, by and between the Company and David Battles.
10.7(2)	Offer of Employment, effective August 14, 2000, by and between the Company and Holly Williams.
10.8(2)	Promissory Note, dated November 2, 1999, by Jerry Anderson in favor of the Company.
10.9(2)	Promissory Note cancellations between the Company and each of Paul Mikus, Vincent Cutarelli, Jay Eum and William Hughes.
10.10(2)	Consulting Agreement, dated January 6, 1999, by and between the Company and Robert Byrnes.
10.11(2)	Consulting Agreement, dated January 6, 1999, by and between the Company and Alan Kaganov.
10.12(2)	Loan and Security Agreement, dated October 1, 1998, by and between the Company and Advanced Medical Procedures, LLC and related Revolving Promissory Note, dated October 1, 1998.
10.13(2)	Guarantor Security Agreement, dated October 1, 1998, by and between the Company and Robert Byrnes.
10.14(2)	Scientific Advisory Board Agreement, dated December 2, 1997, by and between the Company and Foundation Research, Inc.
10.15(2)	Consulting Agreement, dated May 27, 1997, by and between the Company and Bob Byrnes.
10.16(3)	Offer of Employment, dated June 11,2001, by and between the Company and John V. Cracchiolo.
10.17(3)	Compensation Agreement, dated June 25, 2001, by and between the Company and John V. Cracchiolo.

Exhibit No.	Description

10.17(4)	Global Supply and Market Access Agreement, dated September 21, 2001, by and between the Company and CryoCath Technologies, Inc.*
10.18(4)	Distribution Agreement, dated September 25, 2001, by and between the Company and Qualigen, Inc.*
10.19	Lease Agreement, dated November 26, 2001 by and between the Company and the Irvine Company.
10.20	Form of Indemnification Agreement by and between the Company and its directors.
10.21	Form of Indemnification Agreement by and between the Company and its executive officers.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney, included on signature pages.

*	We have requested confidential treatment with respect to certain portions of these documents.

(1)	Previously filed on Form 8-K on March 5, 2002.

(2)	Previously filed with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed on Form 10-Q for the quarter ended June 30, 2001.

(4)	Previously filed on Form 10-Q for the quarter ended September 30, 2001.

      (b) Reports on Form 8-K

      We filed a Form 8-K on October 8, 2001 attaching a press release regarding the expansion of our distribution agreement with Qualigen, Inc. Under the expanded agreement, we have exclusive rights to distribute Qualigen’s proprietary, office-based prostate cancer test, the FastPack System.

      We filed a Form 8-K on October 17, 2001 attaching a press release regarding the receipt of 510(k) clearance from the FDA for the Visica Treatment System, a minimally invasive cryosurgical system for the targeted treatment of benign breast tumors.

Supplemental Information

      We have not sent an annual report or proxy materials to our stockholders as of the date of this Annual Report on Form 10-K. We intend to provide our stockholders with an annual report and proxy materials after the filing of this Annual Report on Form 10-K, and we will furnish such materials to the SEC at that time.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARE, INC.

By:	/s/ PAUL W. MIKUS

Paul W. Mikus
Chairman of the Board,
President and Chief Executive Officer

Date:     March 28, 2002

POWER OF ATTORNEY

      Know all men by these present, that each person whose signature appears below constitutes and appoints Paul W. Mikus and John V. Cracchiolo, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL W. MIKUS Paul W. Mikus	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 28, 2002

/s/ JOHN V. CRACCHIOLO John V. Cracchiolo	Chief Operating Officer, Chief Financial Officer and Secretary (principal financial and accounting officer)	March 28, 2002

/s/ PETER F. BERNARDONI Peter F. Bernardoni	Director	March 28, 2002

/s/ ROBERT F. BYRNES Robert F. Byrnes	Director	March 28, 2002

/s/ BENJAMIN GERSON Benjamin Gerson, M.D.	Director	March 28, 2002

/s/ MICHAEL J. STRAUSS Michael J. Strauss, M.D.	Director	March 28, 2002

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Endocare, Inc.:

      We have audited the consolidated financial statements of Endocare, Inc. (the Company) and subsidiary as listed in the index under Item 14(a)(1). In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the index under Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endocare, Inc. and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Costa Mesa, California

February 19, 2002, except as to
notes 1 and 15, which are as of
March 25, 2002

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,

	1999	2000	2001

Revenues	$3,461,874	$6,670,948	$15,721,089

Costs and expenses:
Cost of revenues	1,684,668	3,012,449	5,423,240
Research and development	2,573,518	3,203,717	3,538,499
Selling, general and administrative	7,991,885	12,230,294	13,171,112

Total costs and expenses	12,250,071	18,446,460	22,132,851

Loss from operations	(8,788,197)	(11,775,512)	(6,411,762)
Interest income	315,864	652,331	883,360
Interest expense	(791,842)	(1,276,445)	(394,944)

Net loss	$(9,264,175)	$(12,399,626)	$(5,923,346)

Net loss per share of common stock — basic and diluted	$(.86)	$(.97)	$(.35)

Weighted average shares of common stock outstanding	10,838,000	12,757,000	16,741,000

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$22,016,448	$83,238,915
Accounts receivable, less allowances for doubtful accounts and sales returns of $406,639 and $825,000 for 2000 and 2001, respectively	2,113,766	5,733,563
Inventories	1,543,733	2,415,744
Prepaid expenses and other current assets	178,972	793,025

Total current assets	25,852,919	92,181,247
Property and equipment, net	1,496,153	1,814,714
Investments, intangible and other assets, net	1,495,718	4,037,981

Total assets	$28,844,790	$98,033,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,231,344	$1,260,214
Accrued compensation	1,646,079	1,334,168
Other accrued liabilities	1,523,602	826,119
Credit facility	1,000,000	—

Total current liabilities	6,401,025	3,420,501
Convertible debentures	7,500,000	—
Note payable and other liabilities	74,268	—

Total liabilities	13,975,293	3,420,501

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2000 and 2001, respectively	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 15,018,649 and 22,057,905 issued and outstanding at December 31, 2000 and 2001, respectively	15,019	22,058
Additional paid-in capital	48,163,186	133,716,105
Receivables from stockholders	(1,135,457)	(1,028,125)
Accumulated deficit	(32,173,251)	(38,096,597)

Total stockholders’ equity	14,869,497	94,613,441

Total liabilities and stockholders’ equity	$28,844,790	$98,033,942

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Total
	Common Stock		Additional	Receivable		Stockholders’/
			Paid-In	From	Accumulated	Equity
	Shares	Capital	Amount	Stockholders	Deficit	(Deficiency)

Balance at December 31, 1998	10,698,354	10,698	16,509,952	—	$(10,509,450)	$6,011,200
Common stock issued, other	210,988	211	1,450,035	(1,028,125)	—	288,621
Stock options and warrants exercised	338,981	339	750,023	—	—	750,362
Fair value of convertible debenture purchase options	—	—	1,600,000	—	—	1,600,000
Net loss	—	—	—	—	(9,264,175)	(9,264,175)

Balance at December 31, 1999	11,248,323	11,248	20,310,010	(1,028,125)	(19,773,625)	(480,492)
Private placement of common stock, net	1,509,440	1,509	18,350,059	—	—	18,351,568
Conversion of convertible debentures and accrued interest, net	1,588,545	1,589	7,473,928	—	—	7,475,517
Common stock issued for trademark and domain name	20,000	20	434,980	—	—	435,000
Common stock issued, other	7,216	8	394,823	—	—	100,683
Stock options and warrants exercised	645,125	645	1,199,386	(107,332)	—	1,092,699
Net loss	—	—	—	—	(12,399,626)	(12,399,626)

Balance at December 31, 2000	15,018,649	$15,019	$48,163,186	$(1,135,457)	$(32,173,251)	$14,869,497
Common stock issued, net	4,600,000	4,600	72,602,575	—	—	72,607,175
Conversion of convertible debentures and accrued interest, net	1,128,733	1,129	7,294,730	—	—	7,295,859
Common stock issued in exchange for investment	213,010	213	2,837,080	—	—	2,837,293
Common stock issued, other	20,883	21	78,422	—	—	78,443
Stock options and warrants exercised	1,076,630	1,076	2,740,112	—	—	2,741,188
Cash received on stockholder note receivable	—	—	—	107,332	—	107,332
Net loss	—	—	—	—	(5,923,346)	(5,923,346)

Balance at December 31, 2001	22,057,905	$22,058	$133,716,105	$(1,028,125)	$(38,096,597)	$94,613,441

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31

	1999	2000	2001

Cash flows from operating activities:
Net loss	$(9,264,175)	$(12,399,626)	$(5,923,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,925	575,057	428,169
Amortization of warrant value	133,500	294,148	78,443
Amortization of deferred financing costs	378,695	395,614	93,974
Common stock issued for interest payable	288,621	549,098	200,335
Common stock received as investment	—	—	(35,928)
Changes in operating assets and liabilities:
Accounts receivable	(550,543)	(1,155,621)	(3,619,797)
Inventories	(1,226,412)	(1,046,242)	(418,858)
Prepaid expenses and other current assets	(79,572)	(25,410)	(626,803)
Other assets	26,778	30,044	(58,488)
Accounts payable	863,922	713,874	(984,997)
Accrued compensation	305,475	735,976	(311,911)
Other accrued liabilities	373,656	627,257	(139,472)
Deferred revenue	—	(38,000)	—

Net cash used in operating activities	(8,384,130)	(10,743,831)	(11,318,679)

Cash flows from investing activities:
Purchases of property and equipment	(338,818)	(229,812)	(1,058,400)
Loan made to investee	—	—	(250,000)
Repayment of loan made to investee	—	—	250,000
Investments	(300,061)	(250,000)	(50,000)

Net cash used in investing activities	(638,879)	(479,812)	(1,108,400)

Cash flows from financing activities:
Proceeds from credit facility	2,000,000	2,000,000	—
Payments made on credit facility and other debt	—	(3,040,814)	(1,632,279)
Proceeds from private placement	—	18,351,568	—
Proceeds from secondary offering	—	—	72,607,175
Stock options and warrants exercised	750,362	1,199,386	2,577,318
Proceeds from stockholder note receivable	—	—	107,332
Proceeds from issuance of debentures	8,000,000	8,000,000	—
Debt issuance costs and other	(648,201)	(635,000)	(10,000)

Net cash provided by financing activities	10,102,161	25,875,140	73,649,546

Net increase in cash and cash equivalents	1,079,152	14,651,497	61,222,467
Cash and cash equivalents, beginning of year	6,285,799	7,364,951	22,016,448

Cash and cash equivalents, end of year	$7,364,951	$22,016,448	$83,238,915

Non-cash activities:
Note receivable from stock sale	$1,028,125	$—	$—
Convertible debentures and accrued interest converted to common stock, net of unamortized deferred financing costs of $1,573,585 and $390,609
in 2000 and 2001, respectively	—	7,475,517	7,295,859
Acquisition of trademark and domain name through issuance of 20,000 shares of common stock	—	435,000	—
Transfer of inventory to property and equipment for placement at customer sites	490,237	781,294	10,251
Fair value of convertible debenture purchase options credited to additional paid-in-capital	1,600,000	—	—
Common stock exchanged for investment	—	—	2,837,293
Issuance of common stock for stockholder note receivable	—	107,332	168,370

Total non-cash activities	$3,118,362	$8,799,143	$10,307,273

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Operations of the Company

      Endocare, Inc. (the “Company”) is a medical device company focused on developing, manufacturing and selling urological healthcare products with the potential to dramatically improve men’s health and quality of life. The Company has concentrated on developing devices for the treatment of the two most common diseases of the prostate, prostate cancer and benign prostate hyperplasia (“BPH”). The Company’s Cryocare Surgical System is a minimally invasive cryosurgical system for the targeted treatment of prostate cancer. The Company has received FDA clearance for the Cryocare Surgical System, and commenced sales in the United States in July 1999. The Company is developing a urologic stent, the Horizon Prostatic Stent, for the treatment of BPH. The Company is also developing or out-licensing its cryosurgical technologies for treating tumors in other organs, including the kidney, lung, breast, liver and bones, as well as for treating cardiac arrhythmia.

      The Company significantly expanded its urological product offerings in February 2002 through the acquisition of Timm Medical Technologies, Inc. (see Note 15). Through this acquisition, the Company now owns or has marketing rights to an additional product used in the treatment of BPH, five products used in the diagnosis and treatment of erectile dysfunction, six products used in the diagnosis and management of urinary incontinence and one product used in the diagnosis of bladder cancer. This acquisition also increased the Company’s sales and marketing organization.

      The Company was formed in 1990 as a research and development division of Medstone International, Inc. (Nasdaq: MEDS), a manufacturer of shockwave lythotripsy equipment for the treatment of kidney stones. On January 1, 1996, the Company became an independent, publicly-owned corporation upon Medstone’s distribution of the Company’s stock to their existing stockholders.

2.     Summary of Significant Accounting Policies

      Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Advanced Medical Procedures, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

      Cash and Cash Equivalents: All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

      Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method.

      Property and Equipment: Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which range from two to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term. Cryosurgical equipment placed at customer sites for use with the Company’s disposable Cryoprobes is depreciated into cost of sales over estimated useful lives of three years.

      Long-Lived Assets: The Company reviews property, equipment, and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, an

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment loss is recognized as the excess of the carrying value of the asset over its fair value. The amount represents the net book value of the product, as the fair value of these assets was determined to be nominal.

      Deferred Financing Costs: Deferred financing costs are amortized to interest expense over the lives of the respective debt.

      Revenue Recognition: The Company recognizes revenues, including revenues from sales to distributors, upon shipment for sales of Cryocare Surgical System units and disposable cryoprobes, provided acceptance is assured and collectibility is probable. In the past, the Company placed its Cryocare Surgical System units with urology groups on a per-use basis to expand its installed base, and thus increase the market for its disposable cryoprobes. Under this placement program, the Company receives revenue from each use of the Cryocare Surgical System unit, which it recognizes upon completion of the procedure. The cost of the Cryocare Surgical System unit is depreciated into cost of revenues over an estimated useful life of three years.

      Revenues from mobile cryosurgical procedures as a percentage of total revenues, have declined over the fiscal year ended December 31, 2001 and are expected to continue to decline due to the Company’s increased strategic focus on system, probe and procedural sales. Revenues and related cost of revenues relating to mobile cryosurgical procedures for fiscal years 1999 and 2000 are as follows:

	1999	2000

Revenues related to mobile cryosurgical procedures	1,132,901	703,240

Cost of revenues related to mobile cryosurgical procedures	$429,751	$405,321

      Mobile cryosurgical procedure revenues and related cost of revenues for 2001 were immaterial.

      Collectibility of accounts receivable is determined based upon an understanding of the financial condition of, and prior history with, the buyer and overall historical experience. In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB 101”). SAB 101, as amended, provides the SEC’s views in applying Generally Accepted Accounting Principles to selected revenue recognition issues. The adoption of SAB 101 did not cause a material change to the Company’s existing revenue recognition policies.

      Warranty Costs: Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods of up to twelve months. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience.

      Research and Development: Research and development costs relate to both present and future products and are expensed as incurred.

      Net Loss Per Share: Earnings per share (EPS) is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of dilutive securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period. The consolidated loss (numerator), shares (denominator) and per-share amount for fiscal 1999 are $(9,264,175), 10,838,000 and $(0.86), respectively, the consolidated loss (numerator), shares (denominator) and per-share amount for fiscal 2000 are $(12,399,626), 12,757,000 and $(0.97), respectively, and the consolidated loss (numerator), shares (denominator) and per-share amount for fiscal 2001 are $(5,923,346), 16,741,000 and $(0.35), respectively. As the Company has been in a net loss position for the fiscal years 1999, 2000, and 2001, the potential dilution from the conversion of options, warrants and convertible debentures to common stock of 3,953,000, 4,332,027 and 2,827,022 as of December 31, 1999, 2000 and 2001, respectively, were not used to compute diluted loss per share as the effect was antidilutive.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fair Value of Financial Instruments: The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its invested cash without significantly increasing risk of loss. The Company’s financial instruments include cash, cash equivalents, notes receivable, investments, accounts payable and accrued liabilities. At December 31, 2001, the carrying values of the Company’s cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values. Although there is not a readily available market value for the Company’s cost method investments, in general the Company does not believe the fair value of these investments would significantly differ from cost.

      Comprehensive Income: The Company does not have any components of other comprehensive income. Therefore, comprehensive loss equaled net loss for all periods presented.

      Segment Disclosures: The Company operates in one industry segment — the design, manufacture and marketing of surgical devices and related procedures to treat prostate diseases.

      Investments: The Company has both marketable and non-marketable equity investments. The Company classifies its marketable equity investments as available-for-sale securities with net unrealized gains or loss recorded as a component of accumulated other comprehensive loss. The non-marketable equity investments represent investments in other medical technology companies or strategic alliances and are recorded at cost and are evaluated periodically for impairment. Marketable equity investments are evaluated for impairment based on their market price, while non-marketable equity investments are evaluated for impairment through a review of the financial position and operating results of the investee. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in operations as a loss.

      Stock-Based Compensation: The Company measures stock-based compensation for option grants to employees and members of the board of directors using a method which assumes that options granted at market price at the date of grant have no intrinsic value. Pro forma net earnings and earnings per share are presented in Note 8 as if the fair value had been applied. The Company issues stock options to consultants for services performed and to employees for achievement of specific performance goals. The Company records compensation expense for the fair value of these stock options as determined by the Black-Scholes option pricing model. The fair value of these options is charged to operations over the service period or as the performance goal has been achieved.

      Income Taxes: The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

Accounting Pronouncements Not Yet Adopted

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS 141 and 142 is not expected to have a material effect on the company’s financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. The Company will adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company’s financial reporting and related disclosures.

      In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) was issued. SFAS No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS No. 144 in the quarter ending March 31, 2002. The implementation of SFAS No. 144 is not expected to have a material effect on the Company’s financial statements.

3.     Merger

      On June 30, 1999, the Company acquired all the outstanding units of Advanced Medical Procedures, LLC, a Florida limited liability company (“AMP”). AMP operates a mobile cryosurgery business which provides cryosurgical equipment for the treatment of prostate and liver cancer on a procedural basis. The AMP unitholders received an aggregate of 260,000 shares of the Company’s Common Stock in exchange for all of their AMP units. The acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders’ interests which were previously independent; accordingly, the historical financial statements for the periods prior to the merger have been restated as though the companies had been combined. Fees and expenses related to the merger were expensed as incurred and amounted to approximately $50,000.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Supplemental Financial Statement Data

      Cash paid for interest for the years 1999, 2000 and 2001 was $17,580, $8,993 and $560,689, respectively.

	December 31,

	2000	2001

Inventories:
Raw materials	$763,389	$1,456,482
Work in process	288,480	501,687
Finished goods	491,864	457,575

Total inventories	$1,543,733	$2,415,744

Property and equipment:
Equipment	$616,360	$1,153,299
Equipment — cryosurgical systems placed at customer sites	1,271,532	1,231,783
Furniture and fixtures	530,388	835,220
Leasehold improvements	100,034	100,034

Total property and equipment, at cost	2,518,314	3,320,336

Accumulated depreciation and amortization:
Cryosurgical systems placed at customer sites	(348,427)	(463,404)
All other property and equipment	(673,734)	(1,042,218)

Total accumulated depreciation and amortization	(1,022,161)	(1,505,622)

Net property and equipment	$1,496,153	$1,814,714

5.     Debt

Convertible Debentures

      In June and July 1999, the Company received a total of $8 million from the sale to institutional investors of 7% convertible debentures due in three years from the date of issuance. During the second quarter of 2000, these debentures were converted into 1,475,610 shares of the Company’s Common Stock pursuant to the terms of the debentures. On May 5, 2000, the Company received a total of $8 million from the sale of additional 7% convertible debentures, of which $0.5 million of these debentures were converted into 74,074 shares of the Company’s Common Stock during the fourth quarter of 2000, $1 million of these debentures were converted into 148,148 shares of the Company’s Common Stock during the first quarter of 2001, $4.2 million of these debentures were converted into 622,222 shares of the Company’s Common Stock during the second quarter of 2001, and the final $2.3 million of these debentures were converted into 340,741 shares of the Company’s Common Stock in July 2001. Of the debentures converted in 2000 and 2001, an additional $549,098 or 38,861 shares and $200,335, or 17,622 shares, respectively, were issued as interest representing a rate of 7%.

Credit Facility

      The Company had a Loan and Security Agreement with a lender which originally provided for a revolving credit line plus up to an additional amount based on eligible accounts receivable of the Company (the “Loan”). The balance available under the revolving portion of the credit facility was $4,000,000 with an additional $1,000,000 available based on eligible accounts receivable of the Company. The Loan accrued interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% for the portion of the loan

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on eligible accounts receivable or 3.5%. The Loan was secured by a first priority lien on all of the assets of the Company, except for intellectual property, was fully guaranteed by Advanced Medical Procedures, LLC, a Florida limited liability company, or AMP, a wholly-owned subsidiary of the Company, and contained certain restrictive covenants. The loan matured on July 31, 2001 and was paid in full on that date.

6.     Secondary Offering

      On November 21, 2001, the Company closed a public offering of 4,000,000 shares of its Common Stock at a price of $17.00 per share. On December 4, 2001, the Company sold an additional 600,000 shares of its Common Stock at the public offering price of $17.00 per share upon exercise of the over-allotment granted to the underwriters in the public offering. The Company raised $78.2 million in proceeds through the public offering before deducting commissions and offering expenses of $5.6 million.

7.     Private Placements

      In November 2000, the Company sold 1,509,440 shares of its common stock at a price of $13.25 per share in a private placement. In addition, warrants to purchase up to an aggregate of 188,680 shares of the Company’s common stock were issued to the investors at an exercise price of $13.9125 per share. The warrants are exercisable for a term of five years from the date of issuance. After transaction fees, legal, accounting, filing fees and other associated expenses of approximately $1,648,000, the net contribution to the Company’s capital was approximately $18,352,000.

8.     Stock Options and Warrants

      At December 31, 2001, Endocare had two stock-based compensation plans. The 1995 Stock Plan authorizes the Board or one or more committees which the Board may appoint from among its members (the “Committee”) to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan is equal to the fair market value of Endocare common stock on the date of grant. Options generally vest 25% on the one year anniversary date, with the remaining 75% vesting monthly over the following three years. Options are exercisable for ten years. A total of 4,100,008 shares of common stock have been reserved for issuance under the 1995 Stock Plan, subject to an automatic annual share increase to which the number of shares available for issuance under the plan will automatically increase on the first trading day of each calendar year by 3% of the total number of shares of the Company’s common stock outstanding at the end of the preceding calendar year, to a maximum of 500,000 shares each year. As of December 31, 2001, options to purchase a total of 4,035,063 shares of the Company’s common stock have been granted under the 1995 Stock Plan.

      The 1995 Director Option Plan (the “Director Plan”) was adopted by the Board of Directors (the “Board”) in October 1995 and approved by the shareholders in November 1995. It provides automatic, nondiscretionary grants of options to Endocare’s non-employee directors (“Outside Directors”). The Director Plan provides that each Outside Director is granted an option to purchase 20,000 shares of Endocare common stock vested over a two-year period upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of Endocare common stock, on January 1 of each year, or the first trading day thereafter, so long as he or she remains an Outside Director. The exercise price of options granted to Outside Directors must be the fair market value of Endocare common stock on the date of grant. Options granted to Outside Directors have ten-year terms, subject to an Outside Director’s continued service as a director. The Subsequent Options granted to the Outside Directors become fully exercisable on the first anniversary of the date of grant. A total of 300,000 shares of common stock have been reserved for issuance under the Director

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan. As of December 31, 2001, options to purchase a total of 140,000 shares of the Company’s common stock have been granted under the Director Plan.

      The following tables summarize Endocare’s option activity under both plans:

	1999		2000		2001

		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Number Of	Exercise Price	Number Of	Exercise Price	Number Of	Exercise Price
	Options	Per Option	Options	Per Option	Options	Per Option

Outstanding, beginning of year	2,657,553	$1.96	2,959,184	$2.24	2,736,590	$3.37
Granted during year	749,500	$3.31	428,500	$11.09	704,000	$10.19
Cancelled during year	(245,138)	$3.04	(192,669)	$5.61	(113,060)	$6.47
Exercised	(202,731)	$1.60	(458,425)	$2.38	(1,005,695)	$2.90

Outstanding, end of year	2,959,184	$2.24	2,736,590	$3.37	2,321,835	$5.42

	Options Outstanding			Options Exercisable

	Number			Number
	Outstanding	Weighted-Avg.	Weighted-	Exercisable	Weighted-
Range Of	At	Remaining	Avg.	At	Avg.
Exercise Price	December 31, 2001	Contractual Life	Exercise Price	December 31, 2001	Exercise Price

0.18 - 2.00	513,961	4.5 years	$0.52	478,940	$0.46
2.03 - 4.00	728,669	6.5 years	$2.63	549,909	$2.70
4.50 - 6.19	498,918	8.7 years	$5.11	69,647	$5.03
6.93 - 9.00	129,789	8.1 years	$8.05	56,112	$8.89
11.75 - 13.88	224,810	9.1 years	$12.52	25,041	$11.69
14.00 - 21.30	225,689	9.5 years	$17.20	17,458	$16.40

0.18 - 21.30	2,321,835	7.2 years	$5.42	1,197,107	$2.56

      The following table presents consolidated pro forma information as if the Company recorded compensation cost using the fair value of the issued stock options using the Black-Scholes valuation model consistent with SFAS 123:

	1999	2000	2001

Net loss:
As reported	$(9,264,175)	$(12,399,626)	$(5,923,346)
Assumed stock compensation cost	(896,000)	(1,830,000)	(1,702,000)

Pro forma, adjusted	$(10,160,175)	$(14,229,626)	$(7,625,346)

Net loss per share — basic and diluted:
As reported	$(0.86)	$(0.97)	$(0.35)
Pro forma, adjusted	$(0.94)	$(1.12)	$(0.46)

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of the Company’s options at the grant date was approximately $1.90 in 1999, $3.22 in 2000 and $4.06 in 2001. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	1999	2000	2001

Stock volatility	.5	.9	.8
Risk-free interest rate	6.00%	4.7%	4.6%
Option term in years	10 years	10 years	5 years
Stock dividend yield	—	—	—

      The Company issued warrants to purchase 176,506 and 239,070 shares of the Company’s common stock in 1999 and 2000, respectively (see note 7). Warrants generally vest over a one to five year period and have been provided in conjunction with financing transactions, patent licenses and service contracts. As of December 31, 2001, the Company had 401,673 warrants outstanding, of which 335,423 are exercisable. Warrant exercise prices range from $2.31 to $15.40 per share. During 1999, 2000 and 2001, warrants to purchase 136,250, 186,400 and 70,935 shares of common stock, respectively, were exercised. The Company amortizes the fair values of warrants associated with non-equity transactions, as determined using the Black-Scholes option pricing method, to expense over the service period of the related warrants. From time to time, the Company issues stock options in return for consulting services. Under variable accounting treatment, the compensation expense recorded in 2001 for consulting related options was $78,000. The Company also issues options with vesting dates based on performance goals. Under variable accounting treatment, the total compensation expense recorded in 2001 for performance based options was $90,000.

9.     Stockholder Rights Plan

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Income Taxes

      Income tax expense, which is included as an operating expense in the Company’s consolidated statements of operations, consisted of:

	Years Ended December 31,

	1999	2000	2001

Current:
Federal	$—	$—	$—
State and local	3,600	1,600	3,600
Deferred:
Federal	—	—	—
State and local	—	—	—

Total	$3,600	$1,600	$3,600

      The following table summarizes the tax effects of temporary differences which give rise to significant portions of the deferred tax assets at December 31:

	2000	2001

Deferred tax assets:
Product and other allowances established for book purposes	$440,000	$393,000
Property and equipment allowances	112,000	112,000
Inventory obsolescence allowances	119,000	102,000
Accounts receivable allowances	172,000	349,000
Net operating loss carryforwards	11,172,000	14,066,000
Other	716,000	525,000

Gross deferred tax assets	12,731,000	15,547,000
Valuation allowance	(12,731,000)	(15,547,000)

Net deferred tax assets	$—	$—

      The valuation allowance increased by $4,779,000 and $2,816,000 during the years ended December 31, 2000 and 2001, respectively. Due to the Company’s history of operating losses, management has determined that it is more likely than not that future tax benefits of the deferred tax assets will be realized as a result of future and current income. Accordingly, the valuation allowance has been increased to fully reserve the deferred tax assets.

      Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statements of operations	$15,227,000
Additional paid-in capital	320,000

$15,547,000

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Years Ended December 31,

	1999	2000	2001

Computed expected tax benefit	$(3,150,000)	$(4,216,000)	$(2,014,000)
State income taxes net of federal benefit	(541,000)	(506,000)	(329,000)
Nondeductible expenses	19,400	38,000	40,000
Net operating losses and temporary differences, no tax benefit recognized	3,812,000	4,779,000	2,816,000
Provision to return adjustment	(114,000)	3,000	(512,000)
Other	(22,800)	(96,400)	2,600

Actual tax expense	$3,600	$1,600	$3,600

      As of December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $36,240,000 which are available to offset future federal taxable income, if any, through the years to 2021. For state income tax purposes, the Company has net operating losses of approximately $21,132,000 which are available to offset future state taxable income, if any, through the years to 2011.

      In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

11.     Collaborative Agreements

      In October 1999, the Company entered into a strategic alliance with Sanarus Medical, Inc., a privately held medical device company. The terms of the related agreements included a 5% equity investment by the Company in Sanarus totaling $300,000. The Company also received a warrant to acquire at that time approximately 79% of Sanarus’ common stock at that time in consideration for entering into a manufacturing, supply and license agreement. In June 2001, the Company provided a bridge loan to Sanarus in the amount of $250,000. This amount was subsequently repaid in July 2001 upon Sanarus’ receipt of additional equity financing, which financing along with other financings by Sanarus reduced the Company’s current ownership percentage to 2% and its potential ownership percentage to approximately 22% on a fully-diluted basis. The investment is included in “Investments, intangible and other assets, net” in the Company’s consolidated balance sheets as of December 31, 2000 and December 31, 2001 and is reflected at cost as the Company does not have significant influence over the operations of Sanarus.

      In June 2001, the Company signed an exclusive original equipment manufacturer agreement with Qualigen, Inc., pursuant to which the Company will distribute Qualigen’s 15 minute PSA test known as the FastPackTM System as part of the Company’s diagnostic workstation for urology which is currently under development. The agreement has a term of five years and includes one year of exclusivity with the option of four one-year extensions of exclusivity based upon minimum purchase commitments. In September 2001, the Company entered into a new expanded distribution agreement with Qualigen, Inc. Under this new agreement, the Company will sell Qualigen’s FDA-cleared 15-minute total prostate-specific antigen test as a stand alone product, non-exclusively directly to urology practices.

      On June 30, 2001, the Company issued 213,010 shares of its Common Stock with a fair value of $2,837,293 as consideration for a membership interest in the form of Class A Units of U.S. Therapies, LLC, equal to approximately 9% of the total issued and outstanding Class A Units of U.S. Therapies and approximately 5% of the Class A Units on a fully-diluted basis. U.S. Therapies is a national urology group

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representing more than 150 urologists across the nation. In a related Distributor Agreement, U.S. Medical Devices, Ltd., a subsidiary of U.S. Therapies, was appointed a distributor and given exclusive distribution rights to the Company’s Cryocare Surgical System and associated disposable products in 16 states. U.S. Medical Devices (USMD) also has the exclusive right to distribute the Cryocare Surgical System to HealthTronics Surgical Services, Inc. (Nasdaq: HTRN) and its affiliates, a company that provides urologic and orthopedic services to patients in 35 states through physician partnerships. The investment in UST is included in “Investments, intangible and other assets, net” in the accompanying consolidated balance sheet at December 31, 2001 and is carried using the cost method of accounting as the Company does not have significant influence over the operations of U.S. Therapies. The Company has recognized sales of $4,105,000 to USMD for the year ended December 31, 2001. As of December 31, 2001, USMD accounted for approximately $905,000 of net accounts receivable.

      In September 2001, the Company entered into a strategic alliance with CryoCath Technologies, Inc. pursuant to an exclusive global market access and supply agreement, whereby CryoCath Technologies, Inc. and the Company will co-develop a new, advanced line of surgical probe systems to surgically treat cardiac arrhythmias. CryoCath will purchase the newly developed systems from Endocare and market them on a global basis under the CryoCath trademark, “SurgifrostTM.” The Company recognized $125,000 in license revenue from CryoCath Technologies, Inc. during 2001.

      In September 2000, the Company invested $250,000, representing approximately 833,000 shares of common stock, in Medical Resources Management, Inc., or MRM. In July 2001, these shares were converted into approximately 308,000 shares of common stock of Emergent Group, Inc., upon its acquisition of MRM as a wholly owned subsidiary. The investment in MRM is included in “Investments, intangible and other assets, net” in our balance sheet as of December 31, 2001 using the cost method of accounting as the Company owns less than 1% of the outstanding shares of Emergent Group, Inc. and the Company does not have significant influence over the operations of Emergent Group, Inc.

12.     Commitments and Contingencies

Commitments

      In February 1997, the Company signed a five-year lease for a 16,100 square foot facility in Irvine, California. Rent expense on the lease was $157,727 in 1999, $161,754 in 2000 and $174,991 in 2001. The future minimum commitment on this operating lease is $37,700 in 2002.

      In November 2001, the Company entered into a lease agreement for approximately 28,000 square foot facility in Irvine, California. The Company moved its executive offices to this new facility in February 2002. The term of the lease agreement expires in February 2007. At the expiration of the lease term, the Company has the option to extend the lease for an additional five years. Future minimum facility lease payments are as follows $351,440, $435,908, $452,780, $469,652, $486,524 and $81,556 for the fiscal years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007, respectively.

      In 2001, the Company leases space for Advanced Medical Procedures, Inc., with total lease expense totaling $26,786 in 2001 and future minimum lease payments totaling $16,995 in 2002. The Company also leases other space and various office equipment under operating leases, with lease commitments through 2005 totaling $18,283 in 2002, $18,492 in 2003, $12,820 in 2004 and $5,528 in 2005.

      As of December 31, 2001, the Company has no other facility leases, capital leases, or other long-term commitments.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

      The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s consolidated results of operations or financial condition.

      In connection with the market access and supply agreement with CryoCath Technologies, Inc., the Company is obligated to undertake product development projects, maintain regulatory approval for the products in the United States and Europe and indemnify CryoCath in the event of some third party claims.

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

13.     Major Customers and Concentration of Credit Risk

      The Company currently operates in one industry segment — the design, manufacture and marketing of surgical devices and related procedures to treat prostate diseases. The Company markets and sells its devices worldwide to distributors of medical devices and directly to hospitals and other medical professional organizations.

      Customer credit may be extended based upon evaluation of the customer’s financial condition. The Company maintains reserves for credit losses, and Company management considers such reserves to be adequate based upon historical experience. International shipments are billed and collected by the Company in U.S. dollars.

      During the year ended December 31, 2001, one customer accounted for 26% of the Company’s total revenues. As of December 31, 2001, one customer accounted for approximately 16% of net accounts receivable. By significant geographic area, approximately 7% and 93% of revenues were from foreign countries and the United States, respectively, in 2001.

      During the year ended December 31, 2000, no customer accounted for more that 10% of the Company’s total revenues. As of December 31, 2000, two customers accounted for approximately 29% of net accounts receivable. By significant geographic area, approximately 10%, 6% and 84% of revenues were from Asia, other foreign countries and the United States, respectively, in 2000.

      During the year ended December 31, 1999, no customer accounted for more than 10% of the Company’s total revenues. As of December 31, 1999, one customer accounted for approximately 11% of net accounts receivable. By significant geographic area, approximately 9%, 3% and 88% of revenues were from Asia, other foreign countries and the United States, respectively, in 1999.

14.     Related Party Transactions

Relationship with AMP

      The Company originally had a $135,000 note payable from AMP (see Note 3). The loan bore interest at prime plus 1% and was originally repayable beginning September 30, 2000 in equal monthly installments of principal and interest over a twelve month period. The loan was secured by the assets of AMP and Robert F. Byrnes, a former member of AMP and a member of Endocare’s Board of Directors. In June 1999, Endocare

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired all of the outstanding units of interest in AMP in exchange for 260,000 shares of common stock. Mr. Byrnes received 102,413 shares of Company common stock for his ownership interest in AMP.

Sanarus Medical, Inc.

      In June 2001, the Company provided a bridge loan to Sanarus in the amount of $250,000. This amount was subsequently repaid in July 2001 upon Sanarus’ receipt of additional equity financing.

Loan to Officers

      In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 shares of its common stock to Jerry W. Anderson, the Company’s Senior Vice President, Sales and Marketing. The note bears interest at 5.99% per annum, payable annually, and the principal is payable in September 2003. The stock was sold at the fair market value of the common stock on the date of sale. During 1999, the Company made loans to certain officers with accrued interest at 5.41% annually. These loans, and the related interest, were forgiven in 2000, were recorded as compensation to officers at that time and are included in the Statement of Operations for the year ended December 31, 2000. In March 2001, the Company received full recourse promissory notes from other officers totaling $149,800 due March 2003. These notes bear interest at 12.00% per annum, payable in one lump sum in March 2003.

15.     Subsequent Event

      In February 2002, the Company completed the acquisition of Timm Medical Technologies, Inc., a privately held medical device manufacturer and distributor located in Eden Prairie Minnesota, for a purchase price of approximately $11 million in cash and 1,620,530 shares of the Company’s common stock. The acquisition will be accounted for as a purchase.

16.     Quarterly Results of Operations (Unaudited)

	Total		Net Loss
	Revenue	Net Loss	Per Share

Quarter Ended:
December 31, 2001	$5,212,887	$(259,226)	$(0.01)
September 30, 2001	4,214,766	(1,258,046)	(0.07)
June 30, 2001	3,537,849	(2,063,906)	(0.13)
March 31, 2001	2,755,587	(2,342,168)	(0.15)
December 31, 2000	$2,034,828	$(3,181,412)	$(0.23)
September 30, 2000	1,759,878	(2,852,654)	(0.22)
June 30, 2000	1,565,213	(3,351,393)	(0.27)
March 31, 2000	1,311,030	(3,013,668)	(0.27)
December 31, 1999	$1,169,023	$(2,332,833)	$(0.21)
September 30, 1999	1,029,220	(2,510,629)	(0.23)
June 30, 1999	606,510	(2,577,036)	(0.24)
March 31, 1999	657,121	(1,843,677)	(0.17)

ENDOCARE, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	the	Additions
	Beginning				Balance at
	of the	Charges to			the End of
	Period	Operations	Other	Deductions	the Period

1998
Allowance for doubtful accounts and sales returns	$86,000	$254,238	—	$(70,238)	$270,000
1999
Allowance for doubtful accounts and sales returns	$270,000	$379,885	—	$(243,246)	$406,639
2000
Allowance for doubtful accounts and sales returns	$406,639	$1,157,898	—	$(739,537)	$825,000

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization, dated February 21, 2002, by and among the Company, Timm Medical Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.2(2)	Agreement and Plan of Merger, dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3.3(2)	Restated Certificate of Incorporation.
3.4(2)	Amended and Restated Bylaws of the Company.
10.1(2)	Promissory Notes, dated August 8, 2001 and July 24, 2001, as subsequently amended, by Paul Mikus in favor of the Company.
10.2(2)	Change in Employment Status and Settlement Agreement and Release, effective June 25, 2001, by and between the Company and William Hughes.
10.3(2)	Consulting and Confidentiality Agreement, dated June 1, 2001, by and between the Company and Michael Strauss, M.D.
10.4(2)	Note and Warrant Purchase Agreement, dated April 1, 2001, by and among the Company, Sanarus Medical, Inc. and specified purchasers and related Convertible Promissory Note and Warrant to Purchase Series B Preferred Stock, dated April 1, 2001.
10.5(2)	Offer of Employment, effective February 16, 2001, by and between the Company and Kevin Quilty.
10.6(2)	Offer of Employment, effective September 22, 2000, by and between the Company and David Battles.
10.7(2)	Offer of Employment, effective August 14, 2000, by and between the Company and Holly Williams.
10.8(2)	Promissory Note, dated November 2, 1999, by Jerry Anderson in favor of the Company.
10.9(2)	Promissory Note cancellations between the Company and each of Paul Mikus, Vincent Cutarelli, Jay Eum and William Hughes.
10.10(2)	Consulting Agreement, dated January 6, 1999, by and between the Company and Robert Byrnes.
10.11(2)	Consulting Agreement, dated January 6, 1999, by and between the Company and Alan Kaganov.
10.12(2)	Loan and Security Agreement, dated October 1, 1998, by and between the Company and Advanced Medical Procedures, LLC and related Revolving Promissory Note, dated October 1, 1998.
10.13(2)	Guarantor Security Agreement, dated October 1, 1998, by and between the Company and Robert Byrnes.
10.14(2)	Scientific Advisory Board Agreement, dated December 2, 1997, by and between the Company and Foundation Research, Inc.
10.15(2)	Consulting Agreement, dated May 27, 1997, by and between the Company and Bob Byrnes.
10.16(3)	Offer of Employment, dated June 11,2001, by and between the Company and John V. Cracchiolo.
10.17(3)	Compensation Agreement, dated June 25, 2001, by and between the Company and John V. Cracchiolo.

Exhibit No.	Description

10.17(4)	Global Supply and Market Access Agreement, dated September 21, 2001, by and between the Company and CryoCath Technologies, Inc.*
10.18(4)	Distribution Agreement, dated September 25, 2001, by and between the Company and Qualigen, Inc.*
10.19	Lease Agreement, dated November 26, 2001 by and between the Company and the Irvine Company.
10.20	Form of Indemnification Agreement by and between the Company and its directors.
10.21	Form of Indemnification Agreement by and between the Company and its executive officers.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney, included on signature pages.

*	We have requested confidential treatment with respect to certain portions of these documents.

(1)	Previously filed on Form 8-K on March 5, 2002.

(2)	Previously filed with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed on Form 10-Q for the quarter ended June 30, 2001.

(4)	Previously filed on Form 10-Q for the quarter ended September 30, 2001.

      (b) Reports on Form 8-K

      We filed a Form 8-K on October 8, 2001 attaching a press release regarding the expansion of our distribution agreement with Qualigen, Inc. Under the expanded agreement, we have exclusive rights to distribute Qualigen’s proprietary, office-based prostate cancer test, the FastPack System.