Form 10-Q
period 2002-03-31
ENDOCARE INC
filed 2002-05-15
CIK 1003464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-27212

ENDOCARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State of Incorporation)	33-0618093 (I.R.S. Employer I.D. No.)

201 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA 92618
(Address of Principal Executive Office, Including Zip Code)

(949) 450-5400
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes   No ;   (2) Yes   No .

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at April 15, 2002 was 23,885,216.

Endocare, Inc.
Form 10-Q, Quarter Ended March 31, 2001

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENDOCARE, INC.
Condensed Consolidated Statements of Operations
for the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Revenues	$7,773,064	$2,755,587

Costs and expenses:

Cost of revenues	2,760,755	1,173,890

Research and development	947,867	902,819

Selling, general and administrative	4,214,632	3,024,120

Total costs and expenses	7,923,254	5,100,829

Loss from operations	(150,190)	(2,345,242)

Interest income, net	316,163	3,074

Net income (loss)	$165,973	$(2,342,168)

Net income (loss) per share of common stock-basic and diluted	$0.01	$(0.15)

Weighted average shares of common stock outstanding:

Basic	22,163,198	15,153,761

Diluted	23,032,028	15,153,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC.
Condensed Consolidated Balance Sheets
at March 31, 2002 and December 31, 2001

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$70,147,240	$83,238,915

Accounts receivable, net	9,926,851	5,733,563

Inventories	4,275,982	2,415,744

Prepaid expenses and other current assets	1,256,604	793,025

Total current assets	85,606,677	92,181,247

Property and equipment, net	3,606,857	1,814,714

Goodwill	31,827,053	—

Investments, intangible and other assets, net	6,793,981	4,037,981

Total assets	$127,834,568	$98,033,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,823,608	$1,260,214

Accrued compensation	1,978,551	1,334,168

Other accrued liabilities	1,763,451	826,119

Total current liabilities	7,565,610	3,420,501

Stockholders’ equity

Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2002 and December 31, 2002, respectively	—	—

Common stock, $.001 par value; 50,000,000 shares authorized; 23,607,134 and 22,057,905 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	23,607	22,058

Additional paid-in capital	159,454,100	133,716,105

Receivables from stockholders	(1,028,125)	(1,028,125)

Accumulated deficit	(37,930,624)	(38,096,597)

Accumulated other comprehensive loss	(250,000)	—

Total stockholders’ equity	120,268,958	94,613,441

Total liabilities and stockholders’ equity	$127,834,568	$98,033,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC.
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net income (loss)	$165,973	$(2,342,168)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	324,102	96,162

Amortization of warrant value	41,118	49,062

Amortization of deferred financing costs	—	60,000

Changes in operating assets and liabilities:

Accounts receivable	(3,447,271)	(770,975)

Inventories	(146,635)	(280,303)

Prepaid expenses and other current assets	(488,563)	4,524

Other assets	84,680	(149,800)

Accounts payable	1,565,714	(642,108)

Accrued compensation	(873,152)	(177,989)

Other accrued liabilities	(357,076)	220,611

Net cashed used in operating activities	(3,131,110)	(3,932,984)

Cash flows from investing activities:

Acquisitions, net of cash acquired	(9,642,949)	—

Purchases of property and equipment	(829,764)	(56,902)

Net cash used in investing activities	(10,472,713)	(56,902)

Cash flows from financing activities:

Issuance of common stock	512,148	276,858

Net cash provided by financing activities	512,148	276,858

Net decrease in cash and cash equivalents	(13,091,675)	(3,713,028)

Cash and cash equivalents, beginning of period	83,238,915	22,016,448

Cash and cash equivalents, end of period	$70,147,240	$18,303,420

Non-cash activities:

Convertible debentures and accrued interest converted to common stock, net of unamortized deferred financing costs	$—	$1,000,000

Transfer of inventory to property and equipment for placement at customer site	—	42,930

Total non-cash activities	$—	$1,042,930

Details of acquisition:

Fair value of tangible assets	$5,425,820	$—

Fair value of intangible assets	2,500,000	—

Liabilities assumed	(3,796,568)	—

Costs in excess of net assets	31,827,053	—

Fair value of assets	35,956,305	—

Common stock and options issued	(25,186,278)	—

Cash paid	10,770,027	—

Less cash acquired	(1,127,078)	$—

Net cash paid for acquisition	$9,642,949)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Operations of the Company

         Endocare, Inc. (“Endocare” or the “Company”) is a medical device company focused on developing, manufacturing and selling urological healthcare products with the potential to dramatically improve men’s health and quality of life. The Company’s primary focus is on the diagnosis, treatment and monitoring of the two most common diseases of the prostate, prostate cancer and benign prostate hyperplasia, or BPH, which is a non-cancerous enlargement of the innermost part of the prostate. The Company’s FDA-cleared Cryocare Surgical System occupies a leading position in the market for the cryosurgical treatment of prostate cancer. The Company is currently developing a urologic stent, the Horizon Prostatic Stent, designed to provide temporary and immediate relief for BPH patients. In February 2002, the Company expanded its urological product offerings by acquiring Timm Medical Technologies, Inc., or Timm Medical. Through this acquisition, the Company now owns or has acquired marketing rights to an additional product used in the treatment of BPH, five products used in the diagnosis and treatment of erectile dysfunction, six products used in the diagnosis and management of urinary incontinence and one product used in the diagnosis of bladder cancer. The Company’s strategy is to increase sales of its current products through targeted sales and marketing efforts, to continue to develop and obtain regulatory approval for its Horizon Prostatic Stent, and to develop and acquire additional products in urology that leverage its existing sales and marketing organization.

2.	Financial Information

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Financial results for this interim period are not necessarily indicative of results to be expected for the full year 2002.

         Accounting Principles

         In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

         The Company adopted the provisions of SFAS No. 141, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. The adoption of SFAS Nos. 141 and 142 did not have a material effect on the Company’s financial position or results of operations. The Company accounted for the acquisition of Timm Medical effective in February 2002 in accordance with SFAS Nos. 141 and 142.

         In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. The Company intends to adopt SFAS No. 143 beginning January 1, 2003. This Statement is not expected to have a material impact on the Company’s financial reporting and related disclosures.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 in the quarter ending March 31, 2002. The implementation of SFAS No. 144 did not have a material effect on the Company’s financial statements.

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

4.	Net Earnings (Loss) Per Share

         Net earnings (loss) per share (EPS) is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of dilutive securities, options, convertible debentures, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period. The consolidated loss (numerator), shares (denominator) and per-share amounts for the three months ended March 31, 2002 and March 31, 2001 were $165,973, 22,163,198 and $0.01 and $(2,342,168), 15,153,761 and $(0.15), respectively. Prior to the three months ended March 31, 2002, the Company was in a consolidated net loss position and the potential dilution from the conversion of options, warrants and convertible debentures to common stock was not used to compute diluted loss per share as the effect was antidilutive. Consequently, diluted EPS equals basic EPS. For the three months ended March 31, 2002, the Company was in a net earnings position. The potential dilution from conversion of vested options, warrants and convertible debentures to approximately 869,000 shares of common stock would not change the reported earnings per share. Consequently, diluted EPS equals basic EPS.

5.	Acquisition of Timm Medical

         On March 25, 2002, the Company completed a merger with Timm Medical under which Timm Medical became a wholly-owned subsidiary of the Company. In connection with the merger, all outstanding shares of capital stock of Timm Medical were exchanged for an aggregate of 1,620,530 shares of the Company’s common stock and approximately $10.8 million in cash. This transaction was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements of the Company for the three months ended March 31, 2002 include the financial results of Timm Medical from February 21, 2002, the date the purchase transaction was effective, and which represents the date when the Company effectively took control of Timm Medical.

         The Company recorded goodwill of approximately $31.8 million as a result of the acquisition. The Company acquired $2.5 million in an intangible asset representing a trade name. The name is being amortized over a useful life of 15 years. The Company incurred costs and expenses in connection with the acquisition, including legal, accounting and other various expenses. Eligible costs were included as part of the purchase price. The allocation of the purchase price for the acquisition and other purchase accounting adjustments is as follows:

Total purchase price, net of cash acquired	$34,829,227

Net assets acquired	(3,002,174)

Goodwill	$31,827,053

         The following table presents unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001 assuming the acquisition occurred as of January 1, 2001:

	Three Months Ended
	March 31,

	2002	2001

Net revenues	$9,372,000	$6,447,000

Net loss	$(145,000)	$(2,707,000)

Net loss per share basic and diluted	$(.01)	$(.16)

Weighted average shares outstanding	23,866,602	16,778,909

         The pro forma data excludes acquisition related expenses totaling $1,187,484 during the period ended March 31, 2002. It was assumed that 1,620,530 shares of common stock issued in connection with the acquisition were outstanding as of January 1, 2001.

6.	Supplemental Financial Statement Data

	March 31,	December 31,
	2002	2001

Inventories:

Raw materials	$2,559,857	$1,456,482

Work in process	941,933	501,687

Finished goods	774,192	457,575

Total inventories	$4,275,982	$2,415,744

7.	Debt

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

         In October 1999, the Company entered into a strategic alliance with Sanarus Medical, Inc., a privately held medical device company. The terms of the related agreements included a 5% equity investment by the Company in Sanarus totaling $300,000. The Company also received a warrant to acquire at that time approximately 79% of Sanarus’ common stock in consideration for entering into a manufacturing, supply and license agreement. In June 2001, the Company provided a bridge loan to Sanarus in the amount of $250,000. This amount was subsequently repaid in July 2001 upon Sanarus’ receipt of additional equity financing, which financing along with other financings by Sanarus reduced the Company’s current ownership percentage to 2% and its potential ownership percentage to approximately 22% on a fully-diluted basis. The investment is included in “Investments, intangible and other assets, net” in the Company’s consolidated balance sheets as of March 31, 2002 and December 31, 2001 and is reflected at cost as the Company does not have significant influence over the operations of Sanarus.

         In September 2000, the Company invested $250,000, representing approximately 833,000 shares of common stock, in Medical Resources Management, Inc., or MRM. In July 2001, these shares were converted into approximately 308,000 shares of common stock of Emergent Group, Inc., upon its acquisition of MRM as a wholly owned subsidiary. The investment in MRM is included in “Investments, intangible and other assets, net” in our balance sheet as of March 31, 2002 in accordance with SFAS 115 as an available for sale investment.

During the quarter ended March 31, 2002, the Company reflected a temporary decline in value of $250,000 which is included in “Stockholders’ Equity” as “Accumulated Other Comprehensive Loss.” We monitor our investments for other than temporary declines in value which should be written down and included in earnings as a loss. We will continue to monitor this investment and should the investment show no signs of market recovery, we will record a charge to income in the period in which the impairment is deemed to be other than temporary.

         In June 2001, the Company signed an exclusive original equipment manufacturer agreement with Qualigen, Inc., pursuant to which the Company will distribute Qualigen’s 15 minute PSA test known as the FastPack™ System as part of the Company’s diagnostic workstation for urology which is currently under development. The agreement has a term of five years and includes one year of exclusivity with the option of four one-year extensions of exclusivity based upon minimum purchase commitments. In September 2001, the Company entered into a new expanded distribution agreement with Qualigen, Inc. Under this new agreement, the Company will non-exclusively sell Qualigen’s FDA-cleared 15-minute total prostate-specific antigen test as a stand alone product directly to urology practices.

         In June 2001, the Company issued 213,010 shares of its common stock with a fair value of $2,837,293 as consideration for a membership interest in the form of Class A Units of U.S. Therapies, LLC, equal to approximately 9% of the total issued and outstanding Class A Units of U.S. Therapies and approximately 5% of the Class A Units on a fully-diluted basis. U.S. Therapies is a national urology group representing more than 150 urologists across the nation. In a related Distributor Agreement, U.S. Medical Devices, Ltd., a subsidiary of U.S. Therapies, was appointed a distributor and given exclusive distribution rights to the Company’s Cryocare Surgical System and associated disposable products in 16 states. U.S. Medical Devices (USMD) also has the exclusive right to distribute the Cryocare Surgical System to HealthTronics Surgical Services, Inc. (Nasdaq: HTRN) and its affiliates, a company that provides urologic and orthopedic services to patients in 35 states through physician partnerships. The investment in UST is included in “Investments, intangible and other assets, net” in the accompanying consolidated balance sheet at December 31, 2001 and is carried using the cost method of accounting. The Company has recognized sales of $645,000 and $1,849,397 to USMD for the quarters ended March 31, 2001 and March 31, 2002, respectively. As of March 31, 2002, USMD accounted for approximately $2,304,397 of net accounts receivable.

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

         During the three months ended March 31, 2002, one customer accounted for 24% of the Company’s total revenues compared to 23% for the three months ended March 31, 2001. As of March 31, 2002, one customer accounted for approximately 23% of net accounts receivable. By significant geographic area, approximately 6% and 94% and 5% and 95% of revenues were from foreign countries and the United States, respectively, for the three months ended March 31, 2002 and March 31, 2001 respectively.

12.	Related Party Transactions

         Loans to Officers and Employees

         In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 shares of its common stock at the fair market value on the date of sale to Jerry W. Anderson, its former Senior Vice President, Sales and Marketing and current President of Advanced Medical Procedures, Inc., its wholly owned subsidiary. The note bears interest at 5.99% per annum, compounded semi-annually. Accrued and unpaid interest is payable annually each September and the principal is due and payable in one lump sum in September 2003. The amount outstanding under this note as of March 31, 2002 was $1,185,420, including principal and interest.

         In March 2001, the Company received full recourse promissory notes from other officers and employees totaling $149,800 due March 2003. These notes bear interest at above market rates, payable in one lump sum in March 2003. The amount outstanding under these notes as of March 31, 2002 was $157,137, including principal and interest.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I–Item 1 of this report, and the audited consolidated financial statements, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the Safe Harbor provisions created by that statute. Our business and results of operations are subject to various risks and uncertainties including, but not limited to, those discussed under the caption “Factors That May Affect Our Future Results and the Trading Price of our Common Stock” included elsewhere in this report, and in risk factors contained in our other periodic reports filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, limited operating history of our business with a history of losses; risks associated with integrating the Timm Medical business into our existing business operations; uncertainty regarding market acceptance of our current and new products; uncertainty of product development and the associated risks related to clinical trials; uncertainty regarding the levels of third-party reimbursement for our products; and our limited sales, marketing and manufacturing experience. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties and we undertake no obligation to update any such forward-looking statements.

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

         We were formed in 1990 as a research and development division of Medstone International, Inc. (Nasdaq: MEDS), a manufacturer of shockwave lythotripsy equipment for the treatment of kidney stones. On January 1, 1996, we became an independent, publicly-owned corporation upon Medstone’s distribution of our stock to their existing stockholders. We have incurred significant operating losses and negative cash flows from operations in each full fiscal year since January 1, 1996. We incurred net losses of approximately $9.3 million in 1999, $12.4 million in 2000 and $5.9 million in 2001. We achieved our first profitable quarter for the three months ended March 31, 2002 by receiving approximately $166,000 in net income. As of March 31, 2002, we had an accumulated deficit of $37.9 million. We expect our operating expenses to increase as we expand our sales and marketing efforts and continue to develop new products.

         Critical Accounting Policies

         We believe the following critical accounting policies affect our more significant judgment and estimates used in the preparation of our consolidated financial statements.

         Revenue Recognition. During the quarter ended March 31, 2002, we generated revenues primarily from sales of our Cryocare Surgical System units and from the recurring sales of our disposable cryoprobes. We recognize revenues, including revenues from sales to distributors, upon shipment for sales of system units and disposable cryoprobes, provided acceptance is assured and collectibility is probable. In the past, we placed our Cryocare Surgical System units with urology groups on a per-use basis to expand our installed base, and thus increase the market for our disposable cryoprobes. Under this placement program, we receive a fee relating to each use of the Cryocare Surgical System unit, which we recognize as revenue upon completion of the procedure. The cost of the Cryocare Surgical System unit is depreciated into cost of revenues over an estimated useful life of three years.

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

         Allowance for Doubtful Accounts. Accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined through a specific identification process whereby management assesses the collectibility of receivables based in part on the financial condition of the client.

         Investments. We have both marketable and non-marketable equity investments. We classify our marketable equity investments as available-for-sale securities with net unrealized gains or loss recorded as a component of accumulated other comprehensive loss. The non-marketable equity investments represent investments in other medical technologies or strategic alliances and are recorded at cost and are evaluated periodically for impairment. Non-marketable equity investments are evaluated for impairment through a review of the financial position and operating results of the investee. If it is determined that a decline of a non-marketable investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in operations as a loss. If it is determined that a decline of a marketable investment is other than temporary, the amount recorded as other comprehensive loss would be charged to operations as a loss.

         Use of Estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from those estimates as a result of selected factors, including those set forth under “Factors that may Affect Our Future Results and the Trading Price of Our Common Stock” set forth below.

         Inventories: Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We have only recently begun the commercialization of our products and have limited experience in assessing obsolescence. We evaluate the adequacy of these reserves periodically based on forecasted sales and market trends.

         Reimbursement

         We sell our Cryocare Surgical System and related disposable guidewires and cryoprobes to hospitals and other entities that provide services to hospitals. Most procedures involving the Cryocare Surgical System are performed in hospitals on an inpatient basis. While occasional patients pay for cryosurgical procedures, virtually all patients depend upon third party payors, including Medicare, Medicaid, Tricare and other federal healthcare programs, as well as private insurers to pay for their procedures. Accordingly, our revenue is dependent upon third party reimbursement.

         Reimbursement for cryosurgical procedures using our products as a primary treatment alternative for localized prostate cancer began July 1999. Effective July 2001, Medicare coverage was approved for secondary cryosurgical treatment of prostate cancer patients who have failed radiation therapy.

         When Medicare reimbursed services are provided on an inpatient basis, the hospital is reimbursed under the Medicare prospective payment system, based on the applicable diagnosis related group, or DRG. A single payment covers all facility services, including the cost of cryosurgical supplies.

         Outpatient reimbursement for cryosurgical procedures for Medicare beneficiaries is in accordance with the newly effective Hospital Outpatient Prospective Payment System, or HOPPS. Under HOPPS, reimbursement is made on a per procedure basis. The physician is paid a professional fee and the hospital receives payment for the technical portion of the fee. The hospital’s technical fee includes the per procedure share of the cost for any depreciable equipment, such as our Cryocare Surgical System unit, and the provision of disposable devices, such as our guidewires and cryoprobes. The reimbursement to the hospital for the technical portion of the cryosurgical procedure increased 45% effective April 1, 2002, from $1,900 to $2,750.

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

         Two statutory expenditure control mechanisms, however, limit overall program payments that can be made on a pass-through basis for qualifying medical devices, and, as such, also limit actual item-specific payments to hospitals using qualifying devices. The more significant among these two mechanisms caps the aggregate Medicare payments that may be made on a pass-through basis for eligible items for a given year. The Centers for Medicare and Medicaid Services, or CMS, did not implement these adjustments in 2000 and 2001, because it could not accurately project overall expenditures under the pass-through provisions. CMS did implement these adjustments in April 2002. Commencing April 1, 2002, the pro rata reduction in pass-through payments for eligible devices is 63.6%. As such, payments to hospitals for calendar year 2002 have been reduced by this percentage beginning April 1, 2002. It is possible that the pro rata reduction in pass-through payments for eligible devices will increase beyond 63.6% beginning in calendar year 2004.

         Items qualifying for pass-through payment continue to be eligible for at least two, but not more than three years. After a temporary payment period expires for an item, its cost is packaged with the relative procedure code or medical visit and assigned to the APC group that is clinically related and comparable in resources used. At such time, the APC groupings, weights and payments are updated to include costs associated with former pass-through items. We have no assurance that once pass-through status for our guidewires and cryoprobes ends and CMS sets an all inclusive technical fee for cryosurgery, total reimbursement will remain at levels to adequately compensate hospitals. If overall Medicare reimbursement to hospitals is reduced, it is likely that we would have to reduce our charges to hospitals for the equipment and devices. This could have a material adverse effect on our revenues.

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

         Results of Operations

         Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Revenues. Revenues for the quarter ended March 31, 2002 increased 182% to $7,773,000 compared to $2,756,000 in 2001. The increase in revenues was attributable to an increase in sales of our Cryocare Surgical System units and disposable cryoprobes. In addition, products we acquired or obtained a right to distribute from Timm Medical contributed revenues of $1,789,000 in the quarter ended March 31, 2002.

         Cost of Revenues. Cost of revenues for the quarter ended March 31, 2002 increased 135% to $2,761,000 from $1,174,000 in 2001. The increase in cost of revenues resulted primarily from an increase in the cost of manufacturing an increased number of Cryocare Surgical System units and disposable cryoprobes sold during the first quarter of 2002, partially offset by a reduction in the per unit production costs of our products due to increased manufacturing efficiencies. In addition, costs related to the manufacture and sale of the products we acquired or obtained a right to distribute from Timm Medical contributed $654,000 to the cost of revenues for the quarter ended March 31, 2002.

         Gross Margins. Gross margins on revenues increased to 65% for the quarter ended March 31,2002 compared to 57% in 2001. The increase in gross margins on revenues is due primarily to our shift to sales of our

Cryocare Surgical System units from our prior placement program, sales of products we acquired or obtained a right to distribute from Timm Medical and a reduction in product costs due primarily to increased manufacturing efficiencies.

         Research and Development Expenses. Research and development expenses for the quarter ended March 31, 2002 increased 5% to $948,000 compared to $903,000 in 2001. The increase was primarily attributable to hiring additional personnel, increased spending on product development efforts and clinical costs associated with our Horizon Prostatic Stent and increased product development costs related to our strategic alliance with CryoCath Technologies Inc. As a percentage of sales, research and development expenses decreased from 33% in the year 2001 to 12% in 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2002 increased 39% to $4,215,000 compared to $3,024,000 in 2001. This increase reflects increased sales and marketing costs and an increase in our direct sales and marketing personnel and costs associated with our increased sales force following the Timm Medical acquisition. As a percentage of sales, selling, general and administrative expenses decreased from 110% in the first quarter of 2001 to 54% in first quarter of 2002.

         Interest Income, Net. Interest income, net for the quarter ended March 31, 2002 was $316,000 compared to $3,000 in 2001. The change was due to the reduction of interest expense associated with the reduction of debt in 2001 and increased cash balances following our secondary public offering.

         Net Income ( Loss). Net income for the quarter ended March 31, 2002 was $166,000 or $0.01 per share on 22,163,000 weighted average shares outstanding, compared to a net loss of ($2,342,000), or ($0.15) per share on 15,154,000 weighted average shares outstanding for the same period in 2001. The net income compared to net loss resulted from higher revenues, improved margins and increased interest income partially offset by higher selling, general and administrative expenses and increased research and development expenses.

         Liquidity and Capital Resources

         Since our inception we have funded our operations primarily through private placements of equity securities, private placements of convertible debentures that were subsequently converted into equity securities, loans that were subsequently converted into equity securities, the use of short-term and long-term debt, a public offering of equity securities and sales to customers. At March 31, 2002, we had cash and cash equivalents of $70,147,000 compared to $83,239,000 at December 31, 2001.

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

         Cash Used in Operations. Net cash used in operating activities was $3,131,000 for the three months ended March 31, 2002 compared to $3,933,000 for the three months ended March 31, 2001. For the period, net cash used in operating activities resulted primarily from increases in accounts receivable, inventories and prepaid expenses and decreases in accrued compensation and accrued liabilities offset by an increase in trade accounts payable. In conjunction with the increased sales of our Cryocare Surgical System and related disposable cryoprobes and the Timm Medical product line, inventories increased to $4,276,000 at March 31, 2002 compared to $2,416,000 at December 31, 2001, and net accounts receivable increased to $9,927,000 at March 31, 2002 compared to $5,734,000 at December 31, 2001. The increase in net accounts receivable was due primarily to increased sales of the Cryocare Surgical System and related disposable cryoprobes and the Timm Medical product line. The Company’s current liabilities increased to $7,566,000 at March 31, 2002 compared to $3,421,000 at December 31, 2001.

         Investing Activities. Net cash used in investing activities was approximately $10,473,000 for the three months ended March 31, 2002 compared to $57,000 for the period ended March 31, 2001. The net cash used in investing activities was due primarily to the Timm Medical acquisition and additions to property and equipment and leasehold improvements.

         Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $512,000 for the three months ended March 31, 2002 compared to $277,000 for the period ended March 31, 2001. The net cash provided by financing activities was primarily attributable to exercise of options and warrants.

         Working Capital. Our working capital decreased to $78.0 million at March 31, 2002 from $88.8 million at December 31, 2001. The decrease in working capital was due to cash paid in the Timm Medical acquisition and by our use of cash in operations and higher current liabilities.

         In October 1999, we entered into a strategic alliance with Sanarus Medical, Inc., a privately held medical device company. The terms of the related agreements included a 5% equity investment by our company in Sanarus totaling $300,000. We also received a warrant to acquire at that time approximately 79% of Sanarus’ common stock in consideration for entering into a manufacturing, supply and license agreement. In June 2001, we provided a bridge loan to Sanarus in the amount of $250,000. This amount was subsequently repaid in July 2001 upon Sanarus’ receipt of additional equity financing, which financing along with other financings by Sanarus reduced our current ownership percentage to 2% and our potential maximum ownership percentage to approximately 22% on a fully-diluted basis. The investment is included in “investments, intangible and other assets, net” in our consolidated balance sheets as of March 31, 2002 and December 31, 2001, and is reflected at cost as we do not have significant influence over the operations of Sanarus.

         In September 2000, we invested $250,000, representing approximately 833,000 shares of common stock, in Medical Resources Management, Inc., or MRM. In July 2001, these shares were converted into approximately 308,000 shares of common stock of Emergent Group, Inc., upon its acquisition of MRM as a wholly owned subsidiary. The investment in MRM is included in “Investments, intangible and other assets, net” in our balance sheets as of March 31, 2002 and December 31, 2001 in accordance with SFAS 115 as an available for sale investment. During the quarter ended March 31, 2002, we reflected a temporary decline in the value of $250,000 which is included in “Stockholders’ Equity” as “Accumulated Other Comprehensive Loss.” We monitor our investments for other than temporary declines in value which should be included in earnings as a loss. We will continue to monitor this investment and should the investment show no signs of market recovery, we will record a charge to income in the period in which the impairment is deemed to be other than temporary.

         In June 2001, we signed an exclusive original equipment manufacturer agreement with Qualigen, Inc., pursuant to which we will distribute Qualigen’s 15 minute PSA test known as the FastPack™ System as part of our diagnostic workstation for urology which is currently under development. The agreement has a term of five years and includes one year of exclusivity with the option of four one-year extensions of exclusivity based upon minimum purchase commitments. In September 2001, we entered into a new expanded distribution agreement with Qualigen, Inc. Under this new agreement, we will non-exclusively sell Qualigen’s FDA-cleared 15-minute total prostate-specific antigen test as a stand alone product, directly to urology practices.

         In June 2001, we issued 213,010 shares of our common stock valued at its fair market value of $2,837,293 in consideration for a membership interest, in the form of Class A units of U.S. Therapies, LLC, equal to approximately 5% of the total issued and outstanding Class A units of U.S. Therapies on a fully-diluted basis. We simultaneously entered into a distribution agreement with U.S. Medical Devices Ltd., a subsidiary of U.S. Therapies, under which U.S. Medical Devices received exclusive sales rights to our Cryocare Surgical System and related disposable products in 16 states and the exclusive right to sell to HealthTronics Surgical Services, Inc. (Nasdaq: HTRN) and its affiliates. The investment in U.S. Therapies is included in “Investments, intangible and other assets, net” in our balance sheet as of March 31, 2002 and December 31, 2001 using the cost method of accounting. Sales to U.S. Medical Devices accounted for approximately 24% of our revenues for the three-month period ended March 31, 2002.

         In March 2002, we completed the acquisition of Timm Medical for a purchase price of approximately $10.8 million in cash and 1,620,530 shares of our common stock. Pursuant to the acquisition agreement, we plan to register the shares of common stock issued in the acquisition in May 2002.

         We expect increased sales and marketing expenses related to the promotion of our Cryocare Surgical System and the urological products we acquired or obtained a right to market through our acquisition of Timm Medical, increased expenses related to developing and obtaining regulatory approval for our Horizon Prostatic Stent, increased research and development expenses, as well as expenses for additional personnel and product enhancement efforts. Our future capital requirements will depend on a number of factors, including market acceptance of our Cryocare Surgical System, our ability to successfully integrate the operations of Timm Medical into our business, including its sales and marketing personnel, market acceptance of the products we acquired from Timm Medical, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to technology and potential future merger and acquisition activity. We believe that our current cash balances, together with the revenue to be derived from sales of our products, will be sufficient to fund our operations for at least the next 12 months. If we elect to undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, we may require additional outside financing sooner than anticipated. We expect that to meet our long-term needs we may need to raise substantial additional funds through the sale of our equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties. We also expect to replace our credit line which matured in July 2001 with no outstanding balance. Additional equity or debt financing may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce our selling and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In the event that we do raise additional equity financing, our stockholders will be further diluted. In the event that we incur additional indebtedness to fund our operations, we may have to grant the lender a security interest in our assets.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS
AND THE TRADING PRICE OF OUR COMMON STOCK

We have a limited operating experience and a history of net losses, and we may not maintain or increase profitability.

         Since our inception, we have engaged primarily in research and development activities, and have minimal experience in manufacturing, marketing and selling our Cryocare Surgical System in commercial quantities. In addition, we recently closed our acquisition of Timm Medical in March 2002. As a result, we have a short history in marketing and selling the products we acquired or have rights to commercialize through our acquisition of Timm Medical. Although we recorded net income of approximately $166,000 for the three months ended March 31, 2002, we have incurred annual operating losses each year since our inception. For the fiscal years ended December 31, 1999, 2000 and 2001, we had net operating losses of approximately $9.3 million, $12.4 million and $5.9 million, respectively. As of March 31, 2002, our accumulated deficit was approximately $37.9 million. It is possible that we will not generate sufficient revenues from product sales to maintain or increase our profitability. Even if we do achieve significant revenues from our product sales, we expect to incur increased operating expenses over the next several quarters, as we, among other things:

•	expand our selling and marketing activities as we attempt to gain market share for our Cryocare Surgical System and our other urology products;

•	incur costs related to the integration of Timm Medical into our business;

•	increase our research and development efforts to improve our existing products and develop new products such as our development of the Horizon Prostatic Stent; and

•	perform clinical research and trials in an effort to obtain governmental clearance and approval for the commercial sale of our Horizon Prostatic Stent.

         We will need to significantly increase the revenues we receive from sales of our products as a result of these increased operating expenses. We may be unable to do so, and therefore, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

         We introduced our Cryocare Surgical System to the market in July 1999. We derived a significant portion of our revenues in the fiscal year ended December 31, 2001 and for the three-months ended March 31, 2002 from sales of Cryocare Surgical Systems and related disposable supplies. We expect that sales of Cryocare Surgical Systems and related disposable supplies will constitute a significant portion of our sales for the foreseeable future. Accordingly, our success is reliant on the acceptance by doctors and patients of the Cryocare Surgical System as a preferred treatment for prostate cancer. Cryosurgery has existed for many years, but has not been widely accepted primarily due to concerns regarding safety and efficacy and widespread use of alternative therapies. Because of a lack of precise monitoring, cryosurgical procedures performed in the 1970s resulted in high cancer recurrence and negative side effects, such as rectal fistula and incontinence, and gave cryosurgical treatment a bad reputation. Now that ultrasound guidance and temperature sensing are available for more precise monitoring in our Cryocare Surgical System, we will need to overcome this reputation to obtain market acceptance for our product. In addition, use of our Cryocare Surgical System requires significant physician education and training. As a result, we may have difficulty obtaining recommendations and endorsements of physicians and patients for our Cryocare Surgical System. We may also have difficulty raising the brand awareness necessary to generate interest in our Cryocare Surgical System. Any adverse side effects, including impotence or incontinence, recurrence of cancer or future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from our products or the products of our competitors, could adversely affect acceptance of cryosurgery. In addition, emerging new technologies and procedures to treat cancer, prostate enlargement and other prostate disorders may negatively affect the market acceptance of cryosurgery. If our Cryocare Surgical System does not achieve market acceptance, we will likely remain unprofitable.

If we are unable to continue to develop innovative products in the prostate and other urological markets, our business will suffer.

         Our growth depends in large part on continued ability to successfully develop and commercialize our current products under development and any new products in the prostate and other urological markets. Several of our products are in varying stages of development. Our Horizon Prostatic Stent is in clinical trials and has not been approved for marketing in the United States. We also are developing enhancements to our Cryocare Surgical System. We may experience difficulties that could delay or prevent the successful development and commercialization of our current products under development or any new products. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome before obtaining necessary regulatory or reimbursement approvals. In addition, our competitors may succeed in developing commercially viable products that render our products obsolete or less attractive. Our failure to successfully develop and commercialize new products will likely have a significant negative effect on our financial prospects.

There is uncertainty relating to third party reimbursement, which is critical to market acceptance of our products.

         In the United States, healthcare providers, such as hospitals and physicians, that purchase our products generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving our products and on reimbursement for our products and procedures in which our products are used. While some private health insurance companies pay for the procedures in which our products are used in some areas of the United States, private insurance reimbursement may not be adopted nationally or by additional insurers and may be terminated by those private insurance companies currently paying for procedures in which our products are used. If reimbursement levels from Medicare, Medicaid, other governmental healthcare programs or private insurers are not sufficient, physicians may choose not to recommend, and patients may not choose, procedures utilizing our products.

         Currently, reimbursement under Medicare for cryosurgical disposable products used in outpatient procedures is provided under a “pass-through” system in which Medicare pays the cost we charge the hospital for our products. Pass-through reimbursement status only remains for a period of two to three years, dependent upon the time period in which the Centers for Medicare and Medicaid Services, or CMS, formerly the Healthcare Financing Administration, or HCFA, obtains sufficient data to establish a cost. We obtained pass-through status for disposable products related to the Cryocare Surgical System on April 1, 2001. Thus, pass-through status for those products will terminate no later than April 1, 2004. After pass-through status terminates, the cost of our disposable products will be incorporated into the hospital outpatient prospective payment system and there will be no separate reimbursement for our disposable products. For calendar years 2002 and 2003, federal law caps the total cost of pass-through payments to 2.5% of expenditures for hospital outpatient services for the year. The cap is set at 2.0% for calendar year 2004 and each year thereafter.

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

         We have no assurance that once pass-through status for our disposable guidewires and cryoprobes for cryoblation ends and CMS sets an all inclusive technical fee, total reimbursement will not be further reduced. Private healthcare payors are also expected to incorporate the costs of our products into the overall cost of the procedures in which they are used, meaning that there will no longer be separate, additional reimbursement for our disposable products. This too may affect our charges to hospitals and resulting revenues.

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

         We expect to continue to experience significant growth in the scope of our operations and the number of our employees. (Nonetheless, we cannot and do not promise you that we actually will experience any growth in the future.) We recently experienced significant growth in our operations and number of employees as a result of our acquisition of Timm Medical. This growth has placed and will likely continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent development projects and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introduction, our business, financial condition and results of operations will be adversely affected.

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

         During 2001, the United States and other international markets experienced a significant economic downturn. In addition, the United States and other countries suffered significant acts of hostility and terror. Such acts may increase or prolong such negative economic conditions. The economic downturn may impact our ability to maintain or increase profitability by negatively affecting growth in demand for our products. There can be no certainty as to the degree or severity of the duration of this downturn.

If our relationship with U.S.M.D., Ltd. is disrupted, our revenues could be significantly reduced.

         We have an exclusive distribution agreement with U.S.M.D., Ltd. For the fiscal year ended December 31, 2001 and the three months ended March 31, 2002, 26% and 24% respectively, of our revenues were derived from sales made to U.S.M.D., Ltd. As a result, our revenues are dependent in large part on continued sales to this distributor. If sales to this distributor were to be discontinued, our revenues could be materially and adversely affected.

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

         Our success will depend to a significant degree on our ability to secure and protect intellectual proprietary rights and enforce patent and trademark protections relating to our technology. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue this litigation or to protect our other intellectual property rights. It could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. Also, even if we prevail in litigation, the litigation would be costly in terms of management distraction as well as in money. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

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

         If we fail to maintain profitability, or if we undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, we may need additional outside financing. We may raise these additional funds by selling our equity securities, incurring additional debt or entering into collaborative arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve interest expense and restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies, products or marketing territories. Our failure to raise capital when needed could harm our business.

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

         Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. We recently moved our executive offices and manufacturing activities to a new facility in Irvine, California. This new facility has not been inspected by the FDA or the California Department of Health Services. We must obtain FDA approval prior to manufacturing products in our new facility. Any failure or delay in obtaining the necessary approvals may cause us to be unable to meet customer demand for our products. If we fail to increase production volumes in a timely or cost-effective manner or to maintain compliance with the FDA’s Quality System regulations or other regulatory requirements, once obtained, our business will suffer.

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

         Federal anti-kickback laws and regulations prohibit the knowing and willful offer, payment, solicitation and receipt of any form of remuneration in exchange for the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made by Medicare, Medicaid and other federal healthcare programs. Violations of federal anti-kickback laws are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Several states have similar laws. While we believe our operations are in material compliance with the applicable Medicare and Medicaid fraud and abuse laws, including the anti-kickback laws, there is a risk that the federal government might investigate our arrangements with physicians and other third parties. Such investigations, regardless of their outcome, could damage our reputation and adversely affect important business relationships that we have with third parties, including physicians, hospitals and others. If our arrangements with physicians and other third parties were found to be illegal, we could be subject to civil and criminal penalties, including fines and possible exclusion from participation in governmental payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation from government payor programs would eliminate a major source of revenue and cripple our business.

We could be negatively impacted by future interpretation or implementation of the federal Stark law and other federal and state anti-referral laws.

         We are also subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. The federal Stark law applies to Medicare and Medicaid and prohibits a physician from referring patients for services to an entity with which the physician has a financial relationship. A financial relationship includes both investment interests in an entity and compensation arrangements with an entity. Many states have similar or even broader laws prohibiting referrals by any licensed healthcare provider. These state laws generally apply to services reimbursed by both governmental and private payors. Violation of these federal and state laws may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from governmental and private payor programs, among other things. We have financial relationships with physicians and physician-owned entities, which in turn have financial relationships with hospitals and other providers of designated health services. Although we believe that our financial relationships with physicians and physician-owned entities, as well as the relationships between physician-owned entities that purchase or lease our products and hospitals, are not in violation of applicable laws and regulations, governmental authorities might take a contrary position. If our financial relationships with physicians or physician-owned entities or the relationships between those entities and hospitals were found to be illegal, we and/or the affected physicians and hospitals could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians, physician-owned entities and others to comply with that jurisdiction’s laws.

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

         Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

•	the impact of acquisitions;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	the timing of payments received and the recognition of such payments as revenue under collaborative arrangements and strategic alliances;

•	our ability to manufacture products efficiently;

•	the timing of our research and development expenditures; and

•	the timing of customer orders.

         If our operating results are below the expectations of securities analysts or investors, the market price of our common stock may fall abruptly and significantly.

If we seek to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.

         As part of our strategy to expand our urology product offerings and technologies, we may acquire one or more businesses or lines of business. In June 1999, we consummated a business combination with Advanced Medical Procedures, LLC, a regional mobile cryosurgery service company, and in March 2002, we closed the acquisition of Timm Medical. We cannot assure you that we will be able to identify suitable acquisition opportunities in the future. In addition, even if we do identify acquisition opportunities, we may not be able to effectively integrate our business with any other business we may acquire or merge with or effectively utilize the business acquired to develop and market our products. We are not experienced in acquiring businesses or managing facilities or operations in geographically distant areas. The failure to successfully integrate an acquired company or acquired assets into our operations may cause a drain on our financial and managerial resources, and have a significant negative effect on our business and financial results. In addition, our profitability may suffer because of acquisition-related costs, amortization costs, restructuring or impairment of acquired goodwill and other intangible assets. There is also a risk of loss of key employees, customers and vendors of acquired businesses. Finally, in connection with any future acquisitions, we may incur debt or issue equity securities as part or all of the consideration for the acquired company’s assets or capital stock. We may be unable to obtain sufficient additional acquisition financing on favorable terms or at all. In addition, any equity issuances will be dilutive to our existing stockholders.

Our stock price may be volatile and your investment could decline in value.

         Our stock price has in the past fluctuated and is likely to continue to fluctuate significantly, making it difficult to resell shares when an investor wants to at prices they find attractive. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility including:

•	actual or anticipated variations in our operating results;

•	developments regarding government and third party reimbursement;

•	changes in government regulation;

•	government investigation of us or our products;

•	changes in reimbursement rates or methods affecting our products;

•	developments concerning proprietary rights;

•	litigation or public concern as to the safety of our products or our competitor’s products;

•	technological innovations or new commercial products by us or our competitors;

•	investor perception of us and our industry; and

•	general economic and market conditions including market uncertainty related to the September 11, 2001 terrorist attacks and military action resulting from the attacks.

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

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts receivable, investments, accounts payable and accrued liabilities. At March 31, 2002, the carrying values of our financial instruments approximated their fair values. Although there is not a readily available market value for our cost method and available for sale investments, in general we do not believe that the fair value of these investments would significantly differ from the carrying value. We monitor our investments for other than temporary declines in value which would be written down and included in earnings as a loss. At March 31, 2002, the fair market value of our investment in Medical Resources Management, Inc. is below its cost basis of $250,000. During the quarter ended March 31, 2002, we reflected a temporary decline in the value which is included in “Stockholders’ Equity” as “Accumulated Other Comprehensive Loss.” We will continue to monitor this investment and should the investment show no signs of market recovery, we will record a charge to earnings.

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

PART II — OTHER INFORMATION

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

         (c) On March 25, 2002, the Company completed a merger with Timm Medical under which Timm Medical became a wholly-owned subsidiary of the Company. In connection with the merger, all outstanding shares of capital stock of Timm Medical were exchanged for an aggregate of 1,620,530 shares of the Company's common stock and approximately $10.8 million in cash. Such issuances were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Under the merger documents, the Company agreed to register these shares pursuant to a Form S-3, which it intends to file in May 2002.

ITEM 3.	Defaults Upon Senior Securities

         Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.	Other Information

         None.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization, dated February 21, 2002, by and among the Company, Timm Medical Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. The Company will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

Exhibit No.	Description

2.2(2)	Agreement and Plan of Merger, dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Schedules and other attachments to this exhibit were omitted. The Company will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(2)	Restated Certificate of Incorporation.

3.4(2)	Amended and Restated Bylaws of the Company.

*	We have requested confidential treatment with respect to certain portions of these documents.

(1)	Previously filed on Form 8-K on March 5, 2002.

(2)	Previously filed with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(b)	Reports on Form 8-K

                  The Company filed a Form 8-K on March 4, 2002 to report its execution of an Agreement and Plan of Reorganization, dated as of February 21, 2002, pursuant to which the Company acquired Timm Medical Technologies, Inc. The Agreement and Plan of Reorganization and a press release regarding the acquisition of Timm Medical were attached as exhibits to the Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: May 15, 2002

ENDOCARE, INC.

By:	/s/ Paul W. Mikus Paul W. Mikus Chief Executive Officer and President (Duly Authorized Officer)

By:	/s/ John V. Cracchiolo John V. Cracchiolo Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)