Form 10-K
period 2002-12-31
ENDOCARE INC
filed 2003-12-03
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to .

Commission File Number 000-27212

Endocare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0618093
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Technology, Irvine, CA (Address of principal executive offices)	92618 (Zip Code)

Registrant’s telephone number, including area code: (949) 450-5400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Rights to Purchase Shares of Series A Junior Participating Preferred Stock

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    (1) Yes ☐    No ☑    (2) Yes ☑    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑    No ☐

     The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2002, was approximately $312,181,137 (based on the closing price for shares of the Registrant’s common stock as reported by The Nasdaq National Market for that date). Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

     There were 24,312,454 shares of the Registrant’s common stock issued and outstanding as of September 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits filed with our prior registration statements and Forms 10-K, 8-K and 10-Q are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

Endocare, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2002

i

PART I

      This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements typically include, but are not limited to, statements containing the words “believes,” “intends,” “anticipates,” “expects,” “estimates,” “should,” “could,” “may,” “plans,” “planned” and words of similar import. Our actual results could differ materially from any such forward-looking statements as a result of the risks and uncertainties, including but not limited to those set forth below in “Risks Related to Our Business” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect our management’s opinions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below in “Risks Related to Our Business” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

      You are further cautioned that we have not filed our quarterly reports for our quarters ended on September 30, 2002, March 31, 2003, June 30, 2003, and September 30, 2003 with the Securities and Exchange Commission, or SEC. Some of the information to be contained in those quarterly reports is unavailable at this time. Moreover, we can provide no assurances as to when such information will become available. Additionally, we have determined that in certain cases we misinterpreted or misapplied GAAP in our 2001 and 2000 consolidated financial statements and, accordingly, we have restated our consolidated financial statements as of December 31, 2001, and for the years ended December 31, 2000 and 2001, as explained in more detail in note 3 to our consolidated financial statements. Because these restatements have also impacted our 2002 results, as reflected herein and explained in more detail in notes 3 and 16 to our consolidated financial statements, the information previously filed in our quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, and in our prior periodic reports, should not be relied upon.

      AutoFreezeTM, CGCTM, Cryocare®, Cryocare CSTM, Cryocare Surgical System®, CryoDisc®, CryoGridTM, Cryoguide®, Direct AccessTM, Endocare® TM, ErecAid®, Esteem®, FastTrac®, Horizon Prostatic Stent®, Integrated UltrasoundTM, RigiScan®, SmartTempTM, SnapGauge, SurErecTM, Targeted AblationTM, Targeted Ablation of the Prostate TAP®, Targeted Ablation Therapy TAT®, Targeted Cryoablation of the Prostate TCAP®, Targeted Cryoablation Therapy TCAT®, TEMPprobe®, ThermaStentTM, and Urethral WarmerTM are trademarks of ours or our wholly-owned subsidiary, Timm Medical Technologies, Inc., or Timm Medical. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.     Business

Recent Developments

      Internal Review. In October 2002, our Audit Committee retained legal and financial experts to conduct an internal review of various accounting and other matters. In July 2003, our Audit Committee engaged independent counsel to review and evaluate the results of the initial investigation. The investigation and review process resulted in our undertaking certain modifications to our internal controls, accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures in order to, among other things, enhance the quality and consistency of our financial information and reporting. We also determined to make certain changes to our senior management team and Board of Directors. For a further description of the nature and status of our internal review see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 3 to our consolidated financial statements.

      Legal Proceedings. Beginning in November 2002, we, together with certain current and former officers, one of whom is also a former board member, became parties to various shareholder class-action and derivative lawsuits and other legal proceedings. We, as well as certain of our current and former directors and officers, are also under investigation by the SEC and Department of Justice, or DOJ, to determine whether we have violated any federal securities laws, and we are fully cooperating with those investigations. For a further description of the nature and status of these legal proceedings see “Item 3 — Legal Proceedings.”

      Nasdaq Delisting. Effective January 16, 2003, our common stock was delisted from The Nasdaq Stock Market. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” We are working towards compliance with all listing requirements of The Nasdaq Stock Market, and we will be seeking to be relisted once we are in full compliance with our obligations as a reporting company pursuant to the Securities Exchange Act of 1934, as amended.

      Proxy Contest. Douglas O. Chinn, M.D., Solana Capital Partners, Inc., David Eller, William A. Barry, Joseph L. D’Angelo, Robert P. Fry, M.D., J.D., Kurt Landgraf and John R. Queen, operating through a self-supported organization called the Committee to Revitalize Endocare, have filed proxy materials and commenced a proxy contest in opposition to the director nominees recommended by our Board of Directors.

      New Independent Accountants and Restatements of Financials. In March of 2003, we dismissed KPMG LLP as our independent accounting firm. We then engaged Ernst and Young LLP as our new independent accounting firm to audit certain of our historical consolidated annual financial statements and to review our historical consolidated unaudited interim financial statements. As a result of this audit and our internal review, we have made various restatement adjustments to our historical financial statements. For a further description of the nature and status of these adjustments see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 3 to our consolidated financial statements.

      Management Changes. In March 2003, we appointed a new President and Chief Operating Officer, William J. Nydam, and a new Chief Financial Officer, Katherine Greenberg, as part of a management and corporate governance restructuring. In order to complete an orderly transition to our new management team, Paul W. Mikus has vacated his position as a director and as our Chairman and Chief Executive Officer and John V. Cracchiolo, our former Chief Financial Officer and Chief Operating Officer, has vacated his position as President of our Interventional Radiology business group.

      Strategic Divestures. We are refocusing our business on the development of minimally invasive technologies for tissue and cancer tumor ablation. As part of this strategy, we have begun divesting certain non-core product lines. Our first significant divestiture occurred on April 7, 2003, when our wholly-owned subsidiary Timm Medical sold its Dura-II positionable urological prostheses product line to American Medical Systems, Inc., or AMS. Under the terms of the agreement, the transaction, valued at approximately $2 million, included, among other things, the intellectual property, customer lists and production equipment related to the product as well as the then current Dura-II inventory. Our second significant divestiture occurred on April 14, 2003, when we sold our cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath Technologies Inc., or CryoCath. Under the terms of the agreement, we transferred all of our manufacturing assets and inventory related to the cardiac product line to CryoCath and are exclusively licensing to CryoCath for cardiovascular uses our proprietary argon gas based technology associated with the SurgiFrostTM system — a cryoablation system designed to treat cardiac arrhythmias. Terms of the agreement also include the payment by CryoCath to us of $10 million during 2003. The agreement also calls for the payment by CryoCath to us of a nine-year descending royalty stream based on net sales of products incorporating the licensed technology. We believe CryoCath’s leadership position in the field of cardiovascular cryotherapy puts them in strong position to exploit the opportunities for our technology in this highly competitive arena. Our most recent divestiture occurred on October 15, 2003, when Timm Medical sold its urodynamics and incontinence product lines to SRS Medical Corp, or SRS. Under the terms of the agreement, the transaction, valued at approximately $2.7 million to be paid over approximately three and one-half years, included, among other things, the intellectual property, customer lists and production equipment related to the EasyPro, EasyFlo, C3, StepFree and Profilometer products, as well as the then current inventory relating to those products.

      Additionally, in connection with our divestiture strategy, we have terminated or allowed to lapse our rights to certain product offerings including the FastPack® System, a proprietary prostate cancer test developed by Qualigen, Inc., the Thermoflex® System, an office-based thermal therapy for benign prostate hyperplasia, or BPH, developed by ArgoMed, Inc., the NMP22TM POC Test, a bladder cancer detection test developed by Matritech, Inc., and the urodynamic products, including the Andromeda Ellipse Monitor, developed by Andromeda Medizinische Systeme, GmbH of Munich, Germany. Also, we are in the process of dissolving one of our BPH treatment partnerships. Furthermore, we no longer market our StayErec vacuum therapy product line and intend to discontinue our SnapGauge diagnostic tool for erectile dysfunction product line once current inventory levels are exhausted. As part of our strategy to focus our business on our core technology-cryoablation of cancer-we may divest additional product lines in the future.

Overview

      We are a medical device company focused on developing, manufacturing and selling cryoablation products with the potential to dramatically improve the treatment of cancer. We also contract with hospitals and healthcare payors to perform cryoablation procedures using our proprietary technology and products on a fee-for-service basis. We initially concentrated on developing devices for the treatment of prostate cancer, and our Food and Drug Administration, or FDA-cleared Cryocare Surgical System occupies a leading position in the market for the cryosurgical treatment of prostate cancer. Because of our initial concentration on prostate cancer, the majority of our sales and marketing resources are directed towards the promotion of our technology to urologists for the treatment of prostate and renal cancer. We are, however, expanding our focus across a number of surgical markets, including the ablation of tumors in the kidney, lung, and liver, as well as bone pain management. Accordingly, we recently formed a new sales and marketing group to focus on the radiology market where our products can be used to treat these other cancer sites.

      In addition to our cryoablation products, we also offer the ErecAid line of vacuum therapy systems, which include the SurErec system, Classic system, and Esteem system — a leading non-pharmaceutical treatment of erectile dysfunction and penile rehabilitation following treatment for cancer. We acquired these product lines in the first quarter of 2002 through our acquisition of the assets of Timm Medical, a leading provider of vacuum pumps for the treatment of erectile dysfunction. Also through our acquisition of Timm Medical, we acquired or obtained marketing rights to a number of other products, many of which we have or may be divesting, including products used in the diagnosis and management of BPH, products used in the diagnosis and treatment of erectile dysfunction, and products used in the diagnosis and management of urinary incontinence. More importantly, through our acquisition of Timm Medical, we significantly expanded our urology sales force. We believe this sales force will be a valuable asset as we continue divestiture of our non-core product lines and redeploy resources in the area of cancer treatment.

      Prostate Cancer: Our Cryocare Surgical System is a minimally invasive cryosurgical system for the targeted treatment of prostate cancer. In fiscal year 2002, we derived a significant percentage of our revenues from the sale of Cryocare Surgical System units and from recurring sales of disposable supplies used with the Cryocare Surgical System. The key elements of our Cryocare Surgical System include our patented real-time temperature monitoring system, our Cryoguide computer-controlled ultrasound guidance and planning system, and our disposable cryoprobes and temperature probes. Careful monitoring of the temperature around the prostate and optimal positioning of the cryoprobes enable physicians to destroy cancer with relatively minimal risk to surrounding healthy tissue. We began selling our Cryocare Surgical System in July 1999 following Medicare’s initiation of national reimbursement coverage of cryosurgery for the primary treatment of prostate cancer. Effective July 2001, Medicare approved reimbursement of secondary cryosurgical treatment for men who have been unsuccessfully treated with radiation therapy.

      In April 2003, we unveiled the next generation of our Cryocare Surgical System, the Cryocare CS. The Cryocare CS is a fully integrated cryosurgical planning, placement and treatment system designed to simplify our FDA-cleared Targeted Cryoablation of the Prostate TCAP procedure. It consists of the AutoFreeze, a computer-controlled automated freezing mechanism that utilizes optimal power settings based upon target endpoint temperatures and continual feedback from the thermocouple tips. Along with AutoFreeze, Cryocare CS includes new Integrated Ultrasound technology that provides internal visualization of the prostate gland and patented CryoGuide planning software that assists physicians in determining optimal treatment of the entire gland as well as targeting specific cancerous areas of the prostate. The Cryocare CS also includes a new

Urethral Warmer along with the highly successful vacuum-insulated Direct Access CryoProbes and CryoGrid, a brachytherapy-like grid fixed to the ultrasound stepper. We plan to be in full commercialization of the new system by the end of 2003. We believe the Cryocare CS is the most sophisticated cryotherapy system currently available and it brings a new level of safety, ease of use and reproducibility to the use of cryotherapy in the treatment of prostate cancer.

      Additional Cryosurgical Markets: We believe our proprietary cryosurgical technologies have broad applications across a number of surgical markets, including the treatment of tumors in the kidney, lung, breast and liver, as well as bone pain management and the treatment of cardiac arrhythmias. In October 1999, we formed a strategic alliance with Sanarus Medical, Inc. to commercialize our proprietary cryosurgical technology for the treatment of breast cancer, benign breast tumors and gynecological diseases. As part of this strategic alliance, we have made equity investments in Sanarus and also have entered into a licensing, supply and manufacturing arrangement. We received FDA clearance in October 2001 for the use of our cryosurgical system for the treatment of benign breast tumors. Sanarus markets this product as the VisicaTM Treatment System. Effective December 2002, we are no longer manufacturing or supplying products for Sanarus in connection with our strategic alliance.

      In September 2001, we formed a strategic alliance with CryoCath to market, sell and distribute our proprietary cryosurgical technology for the treatment of cardiac arrhythmias. In February 2002, we received FDA clearance for use of our cryosurgical technologies for the treatment of cardiac arrhythmias. CryoCath markets this product as the SurgiFrostTM system. In April 2003, we terminated our original agreement with CryoCath and sold our cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath. Under the terms of the new agreement, we transferred all of our manufacturing assets and inventory related to the cardiac product line to CryoCath and will exclusively license to CryoCath for cardiovascular uses our proprietary technology associated with the SurgiFrostTM system. Terms of the new agreement also include the payment by CryoCath to us of $10 million during 2003. The agreement also calls for the payment by CryoCath to us of a nine-year descending royalty stream based on net sales of products incorporating the licensed technology. We believe CryoCath’s leadership position in the field of cardiovascular cryotherapy puts them in a strong position to exploit the opportunities for our technology in this highly competitive arena.

      In addition to these two diversification strategies, we intend to continue to enhance and leverage our cryosurgical technology platform by partnering with third parties who can effectively assist in the development, distribution and commercialization of our technology in clinical areas outside of tumor ablation.

      Erectile Dysfunction: Through our acquisition of Timm Medical, we acquired fully commercialized products used in the diagnosis and treatment of erectile dysfunction. Our principal diagnostic tool is the Rigiscan, an ambulatory device that measures the frequency, rigidity and duration of both nocturnal and provocative erections. We also offer the ErecAid line of vacuum therapy systems, which include the Esteem, Classic and SurErec systems. We previously offered a prosthetic device for the treatment of erectile dysfunction, the Dura II Penile Prosthesis, which was sold to AMS in April 2003.

      We were incorporated under the laws of the State of Delaware in May 1994. We maintain our executive offices at 201 Technology, Irvine, California 92618, and our telephone number at that address is (949) 450-5400. Financial information regarding our financial condition and results of operations can be found in a separate section of this Annual Report on Form 10-K, beginning on page F-1.

Prostate Cancer

Market Background

      The prostate is a walnut-size gland surrounding the male urethra, located below the bladder and adjacent to the rectum. Prostate cancer is one or more malignant tumors that begin most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body. If left untreated, prostate cancer can metastasize to the lung or bone and potentially other sites, resulting in death.

      The number of men diagnosed with prostate cancer has risen steadily since 1980 and it is now the second most common cause of cancer-related deaths among men. Prostate cancer is most prominent in North America and northwestern Europe and less common in Asia, Africa, Central America, and South America. The American Cancer Society estimates there will be about 220,900 new cases of prostate cancer diagnosed and an estimated 28,900 deaths associated with the disease in the United States during 2003. Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. According to the American Cancer Society, more than 70% of men diagnosed with prostate cancer are over the age of 65. In addition to age, other risk factors are linked to prostate cancer, such as genetics and diet.

      The dramatic increase in prostate cancer diagnoses has led to heightened awareness of the disease, which has led to increased rates of testing and improved diagnostic methods. The American Cancer Society recommends that men without symptoms, risk factors and a life expectancy of at least 10 years should begin regular annual medical exams at the age of 50, and believes that the physicians should offer as a part of the exam, the prostate-specific antigen, or PSA, blood test and a digital rectal examination in which the physician places a gloved finger into the rectum and examines the prostate for lumps. The PSA blood test determines the amount of prostate specific antigen present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with, among other things, either prostatitis, a non-cancerous inflammatory condition, or a proliferation of cancer cells in the prostate. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.

      Over 85% of prostate cancer patients are eligible for our cryosurgical treatment. The U.S. market for prostate cancer treatment for newly diagnosed patients is estimated to be approximately $1.3 billion in 2001 and is expected to grow to $2 billion by 2006. We also believe the market for secondary cryosurgical treatment of patients with recurring prostate cancer is significant.

Non-Cryosurgical Treatment Options

      Therapeutic alternatives for patients with prostate cancer have been both limited and unattractive. Current treatment options include radical surgery, radiation therapy, hormone or other ancillary therapies, “watchful waiting,” and cryotherapy. These options are evaluated using a number of criteria, including the patient’s age, physical condition and stage of the disease. Due to the slow progression of the disease, however, the decision for treatment is typically based upon the severity of the condition and the resulting quality of life.

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

      Ancillary therapies, primarily consisting of hormone therapy and chemotherapy, are used to slow the growth of cancer and reduce tumor size, but are generally not intended to be curative. Ancillary therapies are often used during advanced stages of the disease to extend life and to relieve symptoms. Side effects of hormonal drug therapy include increased development of breasts and other feminine physical characteristics, impotence and decreased libido. In addition, many hormone pharmaceuticals artificially lower PSA levels in patients, which can interfere with the staging of the disease and monitoring its progress. Side effects of chemotherapy include nausea, hair loss and fatigue. Drug therapy and chemotherapy require long-term, repeated administration of medication on an outpatient basis.

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

The History of Cryosurgery

      Cryosurgery, freezing tissue to destroy tumor cells, was first developed in the 1960’s. During this period, the use of “cold probes,” or cryoprobes, was explored as a method to kill prostate tissue without resorting to radical surgery. Although effective in killing cancer cells, the inability to control the amount of tissue frozen during the procedure prevented broad use and development of cryotherapy for prostate cancer. These initial limitations in the application of cryosurgery continue to contribute to a lack of widespread acceptance of the procedure today.

      In the late 1980’s, progress in ultrasound imaging allowed for a revival in the use of cryosurgery. Using ultrasound, the cryoprobe may be guided to the targeted tissue from outside the body through a small incision. The physician activates the cryoprobe and uses ultrasound to monitor the growth of ice in the prostate as it is occurring. When the ice encompasses the entire prostate, the probe is turned off. This feedback mechanism of watching the therapy as it is administered allows the physician more precise control during application. Published studies suggest that cryosurgery may be able to deliver disease-free rates comparable to radical surgery and radiation, but with the benefit of lower rates of incontinence and mortality, shorter recovery periods and relatively minimal complications.

Our Solution: The Cryocare Surgical Systems

      We have developed our proprietary Cryocare Surgical System to allow the urologist to treat prostate cancer in a minimally invasive manner. We designed the Cryocare Surgical System to freeze tissue much faster and with more control than previous cryosurgical systems.

      The Cryocare Surgical System incorporates enhanced control mechanisms to minimize the risk of unintended damage to tissue surrounding the prostate. The argon gas-based cryoprobes stop freezing instantly. During cryosurgical procedures, six to eight temperature probes are selectively placed in the prostate near the rectal tissue, sphincter muscles, which control continence, and neurovascular bundles, which control potency. These temperature probes enable the physician to monitor temperatures of tissue adjacent to the prostate in real time.

      The majority of our cryosurgical procedures to date have been performed in medium to high risk patients. In these procedures, the urologist intentionally ablates the neurovascular bundles to prevent the recurrence of cancer, typically resulting in impotence. We have developed a nerve-sparing procedure for lower risk patients through a combination of early detection and improved surgical techniques. Several clinical studies are in process to determine the disease-free rates that are attainable with this procedure.

      Our Cryoguide, a software-controlled ultrasound planning and mapping system, sold as an accessory to the Cryocare Surgical System, is a significant advancement in targeted cryoablation of the prostate. The Cryoguide control unit consists of a computer console and display screen designed to be compatible with standard ultrasound equipment. The Cryoguide allows physicians to visualize the prostate in three dimensions and uses a grid system to facilitate the precise placement of our cryoprobes in the optimal position in the prostate. Our Cryoguide incorporates a visualization and planning process allowing the surgeon to simulate cryoablation of the prostate. This simulation allows validation of the positioning of the cryoprobes prior to initiating treatment and tailoring the iceball formation for individual patients, improving patient outcomes. The Cryoguide creates a standardized repeatable procedure and decreases procedural time.

      Our proprietary cryoprobes are engineered to consistently produce sculpted ice conforming to the unique anatomy of the prostate. Our efficient argon gas-based system delivers lethal ice in a controllable and repeatable fashion. We have also developed a percutaneous access device, named FastTrac, which allows a simplified one step insertion of our cryoprobes to significantly reduce procedure time.

      We are regularly evaluating and implementing technology that will refine and improve the Cryocare Surgical System. In April 2003, we unveiled the next generation of our Cryocare Surgical System, the Cryocare CS. The Cryocare CS is a fully integrated cryosurgical planning, placement and treatment system designed to simplify our FDA-cleared Targeted Cryoablation of the Prostate TCAP procedure. It consists of the AutoFreeze, a computer-controlled automated freezing mechanism that utilizes optimal power settings based upon target endpoint temperatures and continual feedback from the thermocouple tips. Along with AutoFreeze, Cryocare CS includes new Integrated Ultrasound technology that provides internal visualization of the prostate gland and patented CryoGuide planning software that assists physicians in determining optimal treatment of the entire gland as well as targeting specific cancerous areas of the prostate. The new system also includes a new Urethral Warmer, along with the highly successful vacuum-insulated Direct Access CryoProbes and CryoGrid, a brachytherapy-like grid fixed to the ultrasound stepper. We plan to be in full commercialization of the new system by the end of 2003.

      The Cryocare Surgical System has been cleared for marketing by the FDA. We commercially launched the Cryocare Surgical System in July 1999 following the initiation of national Medicare coverage for cryosurgical procedures as a primary treatment alternative for localized prostate cancer. As a result of direct sales and our placement program, there were approximately 100 Cryocare Surgical Systems in use in the United States as of the end of 2001 and approximately 190 in use as of the end of 2002. There were approximately 110 United States physicians trained and using the Cryocare Surgical System as of the end of 2001 and approximately 275 as of the end of 2002. The number of cryoablation procedures performed domestically was 1,093 in 2001 and increased to 2,474 in 2002. Our blended average selling price for those periods was approximately $2,900 per procedure in 2001 and $4,500 per procedure in 2002. This was primarily due to a shift in our business model from selling only probes and other disposables used in a cryosurgical procedure, without the service component, to invoicing for a bundled procedure, which includes both the devices and a service fee. The service fee covers use and transport of the Cryocare Surgical System as well as clinical assistance provided to the physician in the use and monitoring of the equipment during the cryosurgical procedure. The service component is either provided directly by Endocare or subcontracted to a third party service provider.

      Cryosurgery is the first minimally invasive procedure that urologists can perform themselves. With radiation therapies, urologists must refer the patient for treatment to a radiation oncologist. Cryosurgery offers the urologist both the opportunity to maintain continuity of patient care and to generate additional revenue.

Key Advantages of Our Cryocare Surgical System

      Our Cryocare Surgical System provides the following significant clinical advantages relative to other principal treatment options for prostate cancer:

•	Effective for a broad range of low to high risk prostate cancer patients. In low risk cases, the success of cryosurgery, including our Cryocare Surgical System, is comparable to radiation therapy and surgery. In medium to high risk cases, results of cryosurgery are at least equivalent and appear to be superior to radiation therapy and surgery.

•	High quality of life following treatment. Our minimally invasive procedure offers patients the shortest recovery period of any definitive prostate cancer therapy and may result in a lower incidence of certain side effects, including incontinence.

•	Treatment of patients who have failed radiation therapy. Patients who have failed radiation therapy have limited options. Cryosurgery is a potentially curative treatment option that can be used to treat these patients effectively with significantly fewer side effects than surgery.

•	Treatment can be performed more than once. Regardless of what therapy is chosen there is always a chance that the cancer will recur. Unlike radiation therapy or surgery, cryosurgery can be repeated without increased morbidity.

Benign Prostate Hyperplasia

Our Stent Technology for BPH

      We have developed a proprietary urological stent, the Horizon Prostatic Stent, to provide temporary and immediate relief for patients who undergo thermal therapy or other procedures to treat BPH. We also have explored the development of a stent, the ThermaStent, that physicians could use to deliver heat to destroy excess prostate tissue in patients with moderate to severe BPH. During 2003, in view of the significant investment needed to bring the Horizon Prostatic Stent to market and the fact that it does not fit well with our strategic focus on cancer treatment, we have decided to abandon further efforts to obtain FDA approval of our Horizon Prostatic Stent and have also ceased development of our ThermaStent. We are actively looking for a buyer for the patent and product portfolio related to our stent products.

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

      Men suffering from erectile dysfunction generally have five treatment options: drug therapy, vacuum systems, needle injection therapy, urethral suppositories and penile implants. Historically, it is estimated that fewer than 10% of men afflicted with erectile dysfunction sought treatment for their condition. The introduction and advertising of Viagra by Pfizer Inc. in 1998, however, significantly increased the population of patients seeking treatment. This trend is expected to continue during the next five years as patients become increasingly comfortable in seeking treatment. Although the success of Viagra has had a positive impact on the diagnosis and treatment of patients suffering from erectile dysfunction, a significant number of patients do not respond to Viagra, experience side effects or are not proper candidates for Viagra or other drug therapies. We believe that these patients will turn to alternative treatments for erectile dysfunction, including vacuum systems.

Our Erectile Dysfunction Offerings

      Through our acquisition of Timm Medical, we now have an erectile dysfunction product line consisting of diagnostic and treatment products.

Diagnostic Products

      We now market a leading tool for the diagnosis of erectile dysfunction. The RigiScan Plus Rigidity Assessment System is an ambulatory diagnostic tool used to measure the frequency, rigidity and duration of both nocturnal and provocative erections. It is a non-threatening, non-invasive, cost-effective method for a physician to differentiate between organic and psychological erectile dysfunction and support the treatment program of choice.

Treatment Products

      We also offer a leading line of vacuum therapy systems for the treatment of erectile dysfunction. Even with the success of drug therapies, this product line continues to appeal to a growing patient population. Target patient populations include individuals who have not responded to or have conditions contraindicated for existing drug therapies, patients who are not eligible for third-party reimbursement under their present healthcare plans and those patients concerned with the side-effects of drug therapies.

      We hold a leading market position in vacuum therapy systems. We offer a full line of products, including the ErecAid line of vacuum therapy systems, which include the SurErec system, Classic system, and Esteem system. Vacuum therapy involves the use of a mechanical system that creates a vacuum around the penis, causing the erectile bodies to fill with blood. A constriction ring is then placed around the base of the penis to impede blood drainage and maintain the erection. These systems are over 90% effective and represent a low cost treatment for erectile dysfunction. We are reviewing various revenue opportunities in this market, including the development and distribution of new accessories for our existing vacuum therapy systems.

      As part of our strategy to focus on tumor ablation, we have begun divesting our non-core product lines, including our Dura-II positionable urological prostheses product line, which we sold to AMS in April 2003.

Strategy

      Since our inception we have focused considerable resources on establishing our Cryocare Surgical System as a primary treatment option for prostate cancer. We have recently expanded that focus across broad surgical markets, including liver, lung, kidney and bone cancer. Our strategy is to apply our proprietary cryosurgical technology across horizontal markets, while acquiring a dominant position in the market for prostate cancer. Key objectives of our strategy include:

•	maximizing the market opportunity for use of our Cryocare Surgical System in treating tumors of the prostate, liver, lung and kidney and for alleviation of bone pain in metastatic cancer patients;

•	educating physicians and patients regarding the use and advantages of our Cryocare Surgical System;

•	further demonstrating the safety and efficacy of cryosurgery as a primary treatment for prostate, liver, and kidney cancer;

•	demonstrating the safety and efficacy of cryosurgery as a primary treatment for lung cancer, as well as a safe and effective tool for bone pain management;

•	further demonstrating the safety and efficacy of cryosurgery as a secondary treatment in treating patients that have failed radiation therapy;

•	obtaining appropriate reimbursement for cryosurgery;

•	marketing our products to physicians and hospitals through our direct sales force and our direct-to-consumer advertising programs;

•	continuing to enhance our Cryocare Surgical System to improve its ease of use across a broad range of tissue ablation applications; and

•	further demonstrating the utility of regular penile vacuum therapy as an effective sexual function rehabilitation therapy following definitive prostate cancer treatments, including radical prostatectomy and cryosurgery.

Strategic Alliances and other Arrangements

      We have used and will continue to use marketing collaborations, distribution alliances and licensing arrangements to exploit the market for our Cryocare Surgical System in areas outside our sales and marketing focus of urology and radiology.

Arrangement with U.S. Medical Development, Inc. and its Affiliates

      U.S. Medical Development, Inc. On June 30, 2001, we issued 213,010 shares of our common stock with a fair market value of $2,837,293 as consideration for a membership interest in the form of Class A Units of U.S. Medical Development, Inc., formerly U.S. Therapies, LLC, equal to approximately 9% of the total issued and outstanding Class A Units of U.S. Medical Development, Inc. and approximately 5% of the Class A Units on a fully-diluted basis. U.S. Medical Development, Inc. is a national urology group representing more than 150 urologists across the nation. We simultaneously entered into a distribution agreement with U.S.M.D.,

Ltd., formerly U.S. Medical Devices, Ltd., a subsidiary of U.S. Medical Development, Inc., under which U.S.M.D., Ltd. received exclusive sales rights to our Cryocare Surgical System and associated disposable products in 16 states. U.S.M.D., Ltd. also had the exclusive right to distribute the Cryocare Surgical System to HealthTronics Surgical Services, Inc. (Nasdaq: HTRN) and its affiliates, a company that provides urologic and orthopedic services to patients in 35 states through physician partnerships.

      In September 2002, we terminated our distribution agreement with U.S.M.D., Ltd. and acquired the mobile prostate treatment businesses owned by U.S. Medical Development, Inc., and its affiliates, U.S.M.D., Ltd. and U.S.M.D. I, L.L.C., collectively referred to as “USMD.” The transaction allowed us to sell directly to the large base of USMD customers via an experienced sales force with established physician relationships. We purchased the mobile prostate businesses in exchange for a total consideration of approximately $11.2 million in the form of cash, assumption of debt and forgiveness of debt. The debt forgiveness component of the purchase consideration is structured in the form of an earn-out. The balance of $ 7.7 million owed to us by USMD at the purchase date will be forgiven, pro-rata, upon the achievement of $12,000,000 in gross revenues by the businesses purchased from USMD during the period between October 1, 2002 and December 31, 2005. Management believes that the entire $7.7 million will be forgiven.

Distribution Arrangement with Sanarus Medical, Inc.

      Sanarus Medical, Inc.: In October 1999, we entered into a strategic alliance with Sanarus Medical, Inc., a privately held medical device company, to commercialize our proprietary cryosurgical technology in the treatment of breast cancer, benign breast tumors and gynecological diseases. The terms of the related agreements included an equity investment by us in Sanarus totaling $300,000, which represented 6.8% of all outstanding voting securities on the investment date. We also received a warrant to acquire at that time approximately 52.0% of Sanarus’ voting stock on an as-converted, fully-diluted basis, in consideration for entering into a manufacturing, supply and license agreement. In June 2001, we provided a bridge loan to Sanarus in the principal amount of $250,000, which accrued interest at the rate of 8% per annum, compounded annually. This amount was subsequently repaid in July 2001 upon Sanarus’ receipt of additional equity financing. This financing along with other financings by Sanarus reduced our ownership percentage to approximately 1.8% of Sanarus’ voting stock on an as-converted basis and reduced our maximum potential ownership percentage in Sanarus to approximately 20% on an as-converted, fully-diluted basis. In April 2003, we and other investors entered into a bridge loan financing with Sanarus in which Sanarus issued to us a convertible promissory note in the aggregate amount of $600,000 and a related stock purchase warrant with an aggregate exercise price of up to $300,000. In October 2003, we and other investors participated in an equity financing with Sanarus in which Sanarus issued to us shares of preferred stock in exchange for our cancellation of the indebtedness evidenced by our convertible promissory note. This financing along with other financings by Sanarus increased our percentage ownership to approximately 2.7% of Sanarus’ voting stock on an as-converted basis and reduced our maximum potential ownership percentage in Sanarus to approximately 7.9% on an as-converted, fully-diluted basis.

Licensing Arrangement with CryoCath

      In September 2001, we entered into an exclusive market access and supply agreement with CryoCath, a public company listed on the Toronto Stock Exchange focused on developing minimally invasive, catheter-based, cryotherapy products to treat cardiovascular disease. Under this agreement, CryoCath obtained an exclusive, worldwide right to market, sell and distribute our cryosurgical technologies for the targeted treatment of cardiac arrhythmias. The agreement required CryoCath to pay license fees and to make minimum product purchases. We were obligated under the agreement to undertake product development projects, maintain regulatory approval for the products in the United States and Europe and indemnify CryoCath in the event of some third-party claims. We had the right to reduce CryoCath’s rights to a non-exclusive license if CryoCath failed to meet certain minimum purchase requirements. In February 2002, we received FDA clearance for use of our cryosurgical technologies for the treatment of cardiac arrhythmias. CryoCath marketed the system as the SurgiFrostTM system.

      On April 14, 2003, we sold our cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath. In connection with this sale and license, we terminated our exclusive market access and supply agreement with CryoCath. Under the terms of the sale and license agreement, we transferred all of our manufacturing assets and inventory related to the cardiac product line to CryoCath and will exclusively license to CryoCath for cardiovascular uses our proprietary technology associated with the SurgiFrostTM system — a cryoablation system designed to treat cardiac arrhythmias. Terms of the agreement also include the payment by CryoCath to us of $10 million during 2003. The agreement also calls for the payment by CryoCath to us of a nine-year descending royalty stream based on net sales of products incorporating the licensed technology. We believe CryoCath’s leadership position in the field of cardiovascular cryotherapy puts them in a strong position to exploit the opportunities for our technology in this highly competitive arena.

Products

      We are marketing, developing or have commercial rights to distribute the following products:

Product Name	Function	Status

Prostate Cancer
Cryocare Surgical System — 8 Probe System	Cryosurgical system with eight cryoprobe capability	Marketing
CryoCare CS System	Cryosurgical system with on board ultrasound	Anticipate Market Release by the End of 2003
CryoGuide	Computerized cryoprobe placement, simulation and guidance system for cryosurgery	Marketing
Cryoprobes	Disposable probes used with the Cryocare Surgical System	Marketing
FastTrac	Percutaneous access device that allows one-step insertion of cryoprobes	Marketing
Additional Cryosurgical Markets
Cryocare — 4 Probe System	Cryosurgical system with 4 probe capability for general surgery	Marketing
Erectile Dysfunction
RigiScan Monitor	Diagnostic tool for erectile dysfunction	Marketing
ErecAid Esteem System	Vacuum therapy system	Marketing
ErecAid Classic System	Vacuum therapy system	Marketing
SurErec System	Vacuum therapy system	Marketing

Raw Materials

      We rely on third-party suppliers to provide certain critical components for all of our product lines. In a number of cases, these suppliers are our sole source of supply for these components. Our policy is to enter into long-term supply agreements that require suppliers to maintain adequate inventory levels and that contain other terms and conditions protecting us against unforeseen interruptions in their production. In addition, we maintain buffer stock at our own locations to ensure an uninterrupted source of supply. Wherever possible, we actively seek to establish secondary sources of supply or other manufacturing alternatives. Nevertheless, there can be no assurance that we will not experience an interruption in supply of one or more of our critical components resulting in backorders to our customers. If such a supply interruption proves lengthy or should no manufacturing alternative be quickly identified, we could experience a significant reduction in revenues, net income and cash flows.

Patents and Intellectual Property

      We have rights to 32 issued U.S. patents relating to cryosurgical ablative technology. Included within these 32 issued U.S. patents are 5 patents in which we have licensed-in rights. The remainder of the patents are assigned to us. Most of these patents relate to our cryoprobe technology for creating the freeze zone and precisely controlling the shape of the freeze zone produced by the cryoprobes. Additionally, our patents relate to our computer guided system for assisting surgeons in properly placing cryoprobes in a patient, a computer controlled cryosurgery apparatus and method, a cryosurgical integrated control and monitoring system and urethral warming technology. We also have approximately 13 pending U.S. patent applications relative to cryosurgical ablative technology. Additionally, we have approximately 24 foreign patents and pending foreign patent applications in this technology area. The earliest of our patents do not expire until 2011. Most of the earliest patents in our core technology area do not expire until about 2016.

      We have rights to 16 issued U.S. patents relating to our stent product line. Included within these 16 patents are 3 licensed-in patents. The remainder are assigned to us. We also have approximately 3 pending U.S. patent applications relative to the stent product line. Additionally, we have rights to 7 foreign patents and pending foreign patent applications in this technology area. The earliest of our stent patents do not expire until about 2016.

      We own 22 issued U.S. patents relating to our erectile dysfunction product line. We also have 1 pending U.S. patent application relative to this product line. Additionally, we have approximately 15 foreign patents and pending foreign patent applications in this technology area. Some of these patents will expire within the next few years.

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

      No assurance can be given that our processes or products will not infringe patents or other intellectual property rights of others or that any license required would be made available under any such patents or intellectual property rights, on terms acceptable to us or at all. From time to time, we have received correspondence alleging infringement of intellectual property rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore we could be prevented from practicing the subject matter claimed or could be required to obtain licenses from the owners of any such intellectual property rights to avoid infringement.

      In December 2000, we settled a patent lawsuit against Cryomedical Sciences, Inc., now known as BioLife Solutions, Inc., or BioLife, and in March 2001 we settled two patent lawsuits against Israel-based Galil Medical, Ltd. and its U.S. affiliate, Galil Medical (USA), Inc. The lawsuits against BioLife and Galil concerned the infringement of our patent for an integrated cryosurgical system. The settlements resulted in cross-licensing agreements between Galil and us and BioLife and us.

      We seek to preserve the confidentiality of our technology by entering into confidentiality agreements with our employees, consultants, customers and key vendors and by other means. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such technology.

Research Strategy

      Our research goal is to develop innovative cryoablation technology which dramatically improves patient outcomes. Our primary focus is on developing devices for the treatment of prostate, kidney, lung, liver and bone cancer. To that end, we plan to develop innovations which improve the speed and efficacy of our Cryocare Surgical System.

      We spent approximately $2.4 million, $2.5 million and $2.9 million for the years ended 2000, 2001 and 2002, respectively, on research and development activities.

Sales and Marketing

      We sell our products primarily to physicians and hospitals and have both domestic and international customers. Net sales to CryoCath pursuant to our market access and supply agreement with them constituted approximately 6.8% of our net revenues for the year ended December 31, 2002. In April 2003, we sold our cardiac-related product manufacturing operations and the licensed the related intellectual property to CryoCath. In connection with this sale and license, we terminated the original supply arrangement with CryoCath. None of our customers accounted for in excess of 10% of our net revenues in 2002. The following products and services account for 15% or more of total revenues for each of the years ended December 31:

	2000	2001	2002

Cyroablation and urological products:
Cryocare Surgical Systems	44%	56%	*
Cryoprobes, disposables and procedures	56%	44%	41%
Cardiac products (CryoCath)	*	*	*
Urological products (Timm Medical)	*	*	41%

*	These products account for less than 15% of total revenues.

      We currently sell our products domestically through our direct sales force which, as of December 31, 2002, consisted of 57 people, including two directors of partnership development, five regional sales managers, six clinical application specialists and 44 field sales representatives. Our strategy is to focus marketing and sales efforts and generating physician access to and awareness of the Cryocare Surgical System. We also intend to create patient demand by providing education regarding the benefits of cryosurgical therapy versus alternative treatment options. We also have plans to expand our marketing initiatives to programs targeted directly at prostate disease patients.

      In December 2002, we began to test market direct consumer response via “800” number call-in advertisements placed on televised segments of CNN Headline News. Based on initial call volume and consumer interest, we expanded direct-to-consumer advertising throughout 2003. Due to the continued success of this strategy, we plan to further expand this marketing strategy.

      Internationally, our products are sold primarily through independent distributors. Our international sales represented approximately 12%, 8% and 15% of our consolidated revenue in 2000, 2001 and 2002, respectively.

      We derive our revenues from the following geographic regions for each of the years ended December 31 (in thousands):

	2000	2001	2002

United States	$5,802	$11,988	$26,369
International:
China	420	593	402
Canada	—	—	2,104
Other	346	456	2,041

Total international	766	1,049	4,547

Total revenues	$6,568	$13,037	$30,916

Reimbursement

      We sell our Cryocare Surgical System and related disposable temperature probes and cryoprobes to hospitals and other entities that provide services to hospitals. Most procedures involving the Cryocare Surgical System are performed in hospitals on an inpatient basis. While patients occasionally pay for cryosurgical procedures directly, virtually all patients depend upon third-party payors, including Medicare, Medicaid, Tricare and other federal healthcare programs, as well as private insurers to pay for their procedures. Accordingly, our revenue is dependent upon third-party reimbursement, particularly Medicare, since an estimated 70% of patients receiving cryosurgical treatments using are proprietary technology are Medicare beneficiaries.

      Medicare reimbursement for cryosurgical procedures using our products as a primary treatment alternative for localized prostate cancer began July 1999. Effective July 2001, Medicare coverage was approved for secondary cryosurgical treatment of prostate cancer patients who have failed radiation therapy.

      When Medicare reimbursed services are provided on an inpatient basis, the hospital is reimbursed under the Medicare prospective payment system, based on the applicable diagnosis related group, or DRG. A single payment covers all facility services.

      Outpatient reimbursement for cryosurgical procedures for Medicare beneficiaries is in accordance with the Hospital Outpatient Prospective Payment System, or HOPPS. Under HOPPS, the hospital is paid on a per procedure basis, based on the ambulatory payment classification (APC) for the procedure. The payment to the hospital includes the per procedure share of the cost for any depreciable equipment, such as our Cryocare Surgical System unit, and the provision of disposable devices, such as our temperature probes and cryoprobes.

      Medicare makes additional payments to hospitals under HOPPS when certain qualifying new medical devices are used to perform a procedure or service on a program beneficiary on an outpatient basis. These “pass-through” payments help to compensate hospitals for the additional costs of utilizing new technology in treating Medicare beneficiaries on an outpatient basis. Our temperature probes and cryoprobes are currently paid on a pass-through basis but these payments will end on December 31, 2003.

      Items qualifying for pass-through payment continue to be eligible for at least two, but not more than three, years. After the pass-through status of an item expires, the relevant APC groupings, weights and payments are updated to include costs associated with former pass-through items. Effective January 1, 2004, cryosurgery of the prostate will be reimbursed under APC 674 as a single payment, including the cryoprobes and temperature probes previously reimbursed on a pass-through basis. This integrated payment for outpatient procedures for Medicare patients is a reduction of approximately 15 percent from previous HOPPS reimbursement rates to hospitals for prostate cryosurgery. Many hospitals, however, did not routinely or accurately bill Medicare for the disposables. In these cases, the effect of reduced reimbursement will not be as great. Nevertheless, we cannot provide assurance that the new HOPPS payment levels will not have a negative impact on our revenues, net income and cash flows.

      We are exploring percutaneous ablation of cancerous tissue in bone, kidney, lung and liver. Clinical studies are underway and as soon as studies are complete coverage decisions and unique reimbursement codes will be sought from Medicare and private payors

      Our ErecAid Esteem and ErecAid Classic Systems, which we sell through Timm Medical, are also reimbursed by Medicare and other federal health care programs, as well as private insurers. Timm Medical provides certain items to patients on a prescription basis and bills the patient or third-party payor directly, including Medicare and private insurers. Consequently, Timm Medical’s business would be directly impacted by any changes in either coverage policies or reimbursement amounts adopted by Medicare or other payors.

      Approval of new device or technology by the FDA does not guarantee payment by Medicare or other payors. Future devices and technology that we develop would have to be approved for coverage by Medicare after we obtain FDA approval or clearance. The Medicare approval process is lengthy and there is no assurance that Medicare approval would be granted. Each private insurer makes its own determination whether to cover a device or procedure and sets its own reimbursement rate. It is unlikely that a private insurer would provide coverage if Medicare refused to do so.

Backlog

      As of December 31, 2002, we maintained minimal backlog. Our policy is to carry enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of our orders have been for shipment within 30 days of the placement of the order. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.

Government Contracts

      Timm Medical has entered into a contract with the Department of Veterans Affairs Prosthetics and Sensory Aids Service pursuant to which Timm Medical became the national mandatory source for vacuum erection devices for the Veterans Affairs network of hospitals and clinics through March 31, 2005. In 2002, Timm Medical received approximately $1.2 million under this contract. The Department of Veterans Affairs can terminate this contract on 30 days notice.

Manufacturing

      We manufacture our Cryocare Surgical System and related disposables internally at our facilities in Irvine, California. We moved our executive offices and transferred our manufacturing activities to our existing facility in Irvine, California in April 2002. The new facility has been inspected by the California Department of Health Services and has been issued a Device Manufacturing License.

      Our current manufacturing facility was subjected to Quality System Regulation compliance inspections by the FDA in September 2002 and again in February and March 2003. Both audits have been successfully closed by the FDA. We have received ISO 9001, ISO 13485, and CE Marking certifications, indicating compliance with European standards for quality assurance and manufacturing process control.

      The erectile dysfunction products we acquired through our acquisition of Timm Medical are packaged and shipped in our Irvine facility and are manufactured for us by The MedTech Group of South Plainfield, New Jersey.

Government Regulation

      Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of medical devices, including our products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act, the FDC Act, to regulate the distribution, manufacture and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions that vary from country to country.

      We are also required to register as a medical device manufacturer with state agencies, such as the State of California Department of Health Services, or CDHS. As such, we will be inspected by such regulatory agencies and authorities for compliance with applicable regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner.

      Noncompliance with applicable requirements can result in, among other things, warning letters, proceedings to detain imported products, fines, injunctions, civil and criminal penalties against us, our officers and our employees, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and a recommendation by the FDA that we not be permitted to enter into government contracts.

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

      Most Class I devices are exempt from premarket notification or approval. Class II devices are subject to the premarket notification requirements under Section 510(k) of the FDC Act. For a 510(k) to be cleared by the FDA, the manufacturer must demonstrate to the FDA that a device is substantially equivalent to another legally marketed device that was either cleared through the 510(k) process or on the market prior to 1976. It generally takes four to twelve months from the date of submission to obtain 510(k) clearance although it may take longer, in particular if clinical trials are required. Class III devices generally include the most risky devices as well as devices that are not substantially equivalent to other legally marketed devices. To obtain approval to market a Class III device, a manufacturer must obtain FDA approval of a premarket approval application, or PMA. The PMA process requires more data, takes longer and is more expensive than the 510(k) procedure.

      Our Cryocare Surgical System, Rigiscan, ErecAid and SurErec products have been cleared for marketing through the 510(k) process.

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

Anti-Kickback Laws

      The federal “anti-kickback” law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services or (iii) the purchase, lease, or order or arranging or recommending purchasing, leasing or ordering any item or service, in each case, reimbursable under any federal healthcare program. Because our products are reimbursable under Medicare, Medicaid and other federal healthcare programs, the anti-kickback law applies. Many states have similar anti-kickback laws, and in many cases these laws apply to all patients, not just federal health program beneficiaries. Noncompliance with, or violation of, the federal anti-kickback law can result in exclusion from federal healthcare programs and civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback laws. Several federal courts have held that the anti-kickback law is violated if just one purpose of payment is to induce the referral of patients. To the extent that we are deemed to be subject to these federal or similar state laws, we believe that our activities and contemplated activities will comply in all material respects with such statutes and regulations.

      Regulations to the federal anti-kickback law specify payment practices that will not be subject to prosecution under the anti-kickback law. These are known as the “safe-harbors.” Failure to comply fully with a safe-harbor does not mean the practice is per se illegal. Rather, if a practice does not fit within a “safe harbor,” no guarantee can be given that the practice will be exempt from prosecution; it will be viewed under the totality of the facts and circumstances.

      We believe that our current structure and business and our contemplated future operations comply and will comply with the federal anti-kickback law. It does not appear, however, that certain of our business practices fit or will fit within a “safe harbor” and there is no assurance that if viewed under the totality of the facts and circumstances, our structure and business would not be challenged, perhaps even successfully, as a violation of the anti-kickback law. Mere challenge, even if we ultimately prevail, could have a substantial adverse effect on us.

Patient Referral Laws

      The Stark law prohibits a physician from referring a Medicare patient for a “designated health service” to an entity with which the physician has a direct or indirect financial relationship, whether in the nature of an ownership interest or a compensation arrangement, subject only to limited exceptions. The Stark law also prohibits the recipient of a prohibited referral from billing for the designated health services provided pursuant thereto. “Designated Health Services” include inpatient and outpatient hospital services, durable medical equipment and prosthetic devices. The entity that bills Medicare for the designated health service is considered to be the provider of the designated health service for Stark law purposes. Therefore, we are not (except with respect to certain Timm Medical products) providers of designated health services, nor are the physician-owned entities that purchase or lease our equipment. Rather the hospitals where the procedures are performed are the providers of designated health services, because they bill Medicare for the procedures, and inpatient and outpatient hospital services are designated health services. Physicians who have an ownership or compensation relationship with the entities (such as mobile vendors) that furnish our equipment to hospitals, and the hospitals that obtain equipment and services directly or indirectly from such entities, are considered to have an indirect compensation relationship, and are thus subject to the Stark law prohibitions.

      We believe that the arrangements we have established with physician-owned entities and hospitals comply with applicable Stark law exceptions. However, if any of the relationships between physicians and hospitals involving our services, or, in the case of Timm Medical, any of our financial relationships with referring physicians, do not meet a Stark law exception, neither the hospital nor we would be able to bill for any procedure resulting from a referral that violated the Stark law. Although, in most cases we are not the direct provider and do not bill Medicare for the designated health services, any Stark law problem with our business arrangements with physicians and hospitals would adversely affect us as well as the referring physician and the hospital receiving the referral.

      Many states also have patient referral laws, some of which are more restrictive than the Stark law and regulate referrals by all licensed health care practitioners for any health care service to an entity with which the licensee has a financial relationship unless an exception applies. Such laws in particular states may prohibit us from entering into relationships with physicians and physician-owned entities, which may limit business development.

      We believe that our business practices comply with the Stark law and applicable state referral laws. No assurance can be made, however, that these practices would not be successfully challenged and penalties, such as civil money penalties and exclusion from Medicare and Medicaid, and or state penalties, imposed. And, again, mere challenge, even if we ultimately prevail, could have a substantial adverse effect on us.

HIPAA and Other Privacy Laws

      As of April 14, 2003, the privacy regulations developed under the Health Insurance Portability and Accountability Act of 1996, referred to as “HIPAA”, took effect. The privacy regulations place limitations on the use and disclosure of identifiable patient information, including research data. We have adopted policies and procedures governing our status as a “covered entity” (in the case of Timm Medical) or as a “business associate” (in the case of certain other activities). We believe that we have implemented appropriate measures to ensure compliance with HIPAA. However there are many uncertainties remaining about how HIPAA applies to the medical device business, and no assurance can be made that HIPAA will not be interpreted in a manner that will hamper our ability to conduct medical research and detail medical information for other purposes as well.

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

Competition

      The medical device industry is subject to intense competition. Significant competitors in the area of prostate cancer therapies include ONCURA, Theragenics Corporation and North American Scientific, Inc. Significant competitors in the area of erectile dysfunction include American Medical Systems Holdings, Inc., Mentor Corporation, Augusta Medical Systems, LLC and Pfizer, Inc. In addition, other companies are developing urological products that could compete with our Cryocare Surgical System and other urological products. Many of these competitors have significantly greater financial and human resources than we do.

      We believe the principal competitive factors in the cryoablation product market include:

•	the safety and efficacy of treatment alternatives;

•	acceptance of a procedure by physicians and patients;

•	technology leadership and superiority;

•	price;

•	availability of government or private insurance reimbursement; and

•	speed to market.

Employees

      As of December 31, 2002, we had a total of 194 employees. Of these employees, 13 are engaged directly in research and development activities, 11 in regulatory affairs/ quality assurance, 50 in manufacturing, 94 in sales, marketing and customer service and 26 in general and administrative positions. We expect to increase employment in order to expand the sales and marketing of our Cryocare Surgical System as well as to build the infrastructure needed to support more robust internal controls and improved financial reporting processes and systems. We have never experienced a work stoppage, none of our employees are represented by a labor organization, and we consider our employee relations to be good.

      Although we conduct most of our research and development using our own employees, we occasionally have funded and plan to continue to fund research using consultants. Consultants provide services under written agreements and typically are paid based on the amount of time spent on our matters. Under their consulting agreements, such consultants are required to disclose and assign to us any ideas, discoveries and inventions created or developed by them in the course of providing consulting services.

Available Information

      Our website address is www.endocare.com. All filings we make with the SEC, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments thereto, are available at no charge through links displayed on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Please note we have not yet filed our quarterly reports on Form 10-Q since the second quarter of 2002 and we do not currently intend to amend prior filings based on the restatements. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

      In order to execute our business plan, we need to attract, retain and motivate a significant number of highly qualified managerial, technical, financial and sales personnel. If we fail to attract and retain skilled scientific and marketing personnel, our research and development and sales and marketing efforts will be hindered. Our future success depends to a significant degree upon the continued services of key management personnel, including William J. Nydam, our President and Chief Operating Officer, and Katherine Greenberg, our Senior Vice President and Chief Financial Officer. None of our key management personnel is covered by an insurance policy of which we are the beneficiary. We are also currently in the process of searching for a Chief Executive Officer. While we have identified potential candidates and are in final negotiations with one such candidate, we can provide no assurance as to when and under what terms we might be able to retain a Chief Executive Office. Competition for such personnel is intense, particularly in southern California where we are located. If we do not attract and retain qualified personnel we will not be able to achieve our growth objectives.

Our management members have spent considerable time and effort dealing with internal and external investigations and reauditing of financial statements.

      In addition to the challenges of the SEC investigation, the DOJ investigation, various shareholder class-action and derivative lawsuits and other legal proceedings described below, our new management members have spent considerable time and effort dealing with internal and external investigations involving our previous internal controls, accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures. The significant time and effort spent has adversely affected our operations and may continue to do so in the future.

We face risks relating to our liquidity.

      Over the past 13 months we have incurred significant costs related to, among other things, business acquisitions, legal, accounting and other professional fees associated with our internal review of various accounting and other matters, the ongoing investigation of us by the SEC and DOJ, various shareholder class-action and derivative lawsuits and other legal proceedings described below. In addition we are making significant investments in the development and implementation of sound internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting. We will continue to incur significant related expenses in the future. Additionally, we have become subject to a $1.6 million judgment in favor of BioLife as described in Item 3 of this Annual Report on Form 10-K. If we are not able to significantly reduce our operating expenses, or we are unsuccessful in our appeal of the judgment obtained by BioLife and we become subject to other significant judgments or settlements in connection with the legal proceedings described in Item 3 of this Annual Report on Form 10-K, we may require additional financing. Additional equity or debt financing may not be available on acceptable terms, or at all, in part because our common stock was delisted from The Nasdaq Stock Market. If we are unable to obtain additional capital, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

      For a further description of the nature of the risks relating to our liquidity see, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We have limited operating experience and a history of net losses, and we may never reach or maintain profitability.

      Since our inception, we have engaged primarily in research and development activities, and have limited experience in manufacturing, marketing and selling our Cryocare Surgical System in commercial quantities. In addition, during 2002, we completed our acquisitions of Timm Medical, the cryosurgical assets of BioLife, and our acquisition of the mobile prostate treatment businesses owned by USMD. As a result, we have a short history in marketing and selling the products we acquired or have rights to commercialize through these acquisitions or to market our products on the scale required by these acquisitions. In addition, we have limited experience in managing the complex demands of a business with multiple entities and locations, a large workforce and diverse information technology systems.

      We have incurred annual operating losses each year since our inception. For the fiscal years ended December 31, 2000, 2001 and 2002, we had net operating losses of approximately $13.8 million, $11.5 million and $42.0 million, respectively. As of December 31, 2002, our accumulated deficit was approximately $88.9 million. It is possible that we will not generate sufficient revenues from product sales and service revenues to achieve or sustain profitability. Even if we do achieve significant revenues from our product sales and service revenues, we expect that increased operating expenses will result in significant operating losses over the next several quarters, as we, among other things:

•	expand our infrastructure to support more robust internal controls, including policies and procedures related to our accounting practices, disclosure controls and corporate governance;

•	incur costs related to legal proceedings, including ongoing government investigations;

•	expand our sales and marketing activities as we attempt to gain market share for our Cryocare Surgical System; and

•	continue our research and development efforts to improve our existing products and develop new products.

      We will need to significantly increase the revenues we receive from sales of our products and services as a result of these increased operating expenses. We may be unable to do so, and therefore, may not achieve profitability. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

If we require future capital, we may not be able to secure additional funding in order to expand our operations and develop new products.

      If we fail to achieve and maintain profitability and positive cash flow, or if we undertake or accelerate significant research and development projects for new products or pursue corporate acquisitions, we may need additional outside financing. We may raise these additional funds by selling our equity securities, incurring additional debt or entering into collaborative arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve interest expense and restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot assure you that we will not discover additional instances of historical breakdowns in controls, policies and procedures affecting our previously issued financial statements.

      We have made significant changes in our internal controls, accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures. While we believe that our newly implemented controls, policies and procedures will help to prevent the occurrence of financial reporting problems in the future, there can be no assurance that we will not discover additional instances of historical breakdowns in our internal controls, policies and procedures of the types that led to the recent restatements of our historical financial statements.

We face risks related to investigations by the SEC and DOJ and related to other legal proceedings.

      The SEC and the DOJ are conducting investigations into allegations that we and certain of our current and former officers and directors issued or caused to be issued false and misleading statements regarding our revenues and expenses in press releases and SEC filings. Although we have fully cooperated with these governmental agencies in these matters and intend to continue to fully cooperate, these agencies may determine we have violated Federal securities laws. We cannot predict when these investigations will be completed or their outcomes. If it is determined that we have violated Federal securities laws or other laws or regulations, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

      In addition, we and certain current and former officers, one of whom is also a former board member, have been named defendants in a number of class-action and derivative lawsuits. The findings and outcome of the investigations described above may affect the class-action and derivative lawsuits that are pending. We are generally obliged, to the extent permitted by law, to indemnify our directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      For a further description of the nature and status of these legal proceedings see, “Item 3 — Legal Proceedings.”

We have postponed the filing of our most recent quarterly reports, and material information concerning our current operating results and financial condition is therefore unavailable.

      We have postponed the filing of our periodic reports for the quarters ended September 30, 2002, March 31, 2003, June 30, 2003, and September 30, 2003 and the information to be contained therein is unavailable at this time. We cannot predict how soon complete financial and operational information relating to our third quarter for 2002 and first three quarters for 2003 will become available. When it is, it may reflect changes or trends that are material to our business.

Our investors, customers, vendors and suppliers may react adversely to the restatement of our historical financial statements and our inability to timely file all of our SEC filings.

      Our future success depends in large part on the support of our investors, customers, vendors, and suppliers. The restatement of our historical financial statements and our inability to timely file all of our SEC filings has resulted in negative publicity about us and has, and may continue to have, a negative impact on the market price of our common stock. The restatement of our historical financial statements and our inability to timely file all of our SEC filings also could cause some of our customers or potential customers to refrain from purchasing or to defer or cancel purchases of our products. Additionally, our current and potential vendors and suppliers may re-examine their willingness to do business with us, to develop critical interfaces for us or to supply products and services if they lose confidence in our ability to fulfill our commitments.

Our common stock was delisted from the Nasdaq Stock Market and as a result, trading of our common stock has become more difficult.

      Our common stock was delisted from The Nasdaq Stock Market on January 16, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. As a result of the delisting of our common stock from The Nasdaq Stock Market, our common stock has become subject to the “penny stock” regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock remains subject to the penny stock regulations, the market liquidity for the shares will be adversely affected. Additionally, although we will seek to have our common stock relisted on The Nasdaq Stock Market once we are in full compliance with our obligations as a reporting company, we can provide no assurance that we will be relisted.

We expect to derive a significant portion of our future revenues from our Cryocare Surgical System, which could fail to achieve market acceptance or generate significant revenue.

      We introduced our Cryocare Surgical System to the market in July 1999. We derived a significant portion of our revenues in 2001 and 2002 from sales of Cryocare Surgical Systems and related disposable cryoprobes and temperature probes, as well as from per-procedure fees. We expect that sales of Cryocare Surgical Systems, the related disposables and per-procedure fees will constitute a significant portion of our sales for the foreseeable future, although we expect revenue from system sales to fluctuate from quarter to quarter and decrease, over time, as a percentage of our revenue. Accordingly, our success is reliant on the acceptance by doctors and patients of the Cryocare Surgical System as a preferred treatment for cancer. Cryosurgery has existed for many years, but has not been widely accepted primarily due to concerns regarding safety and efficacy and widespread use of alternative therapies. Because the technology previously lacked precise monitoring capabilities, cryosurgical procedures performed in the 1970s resulted in high cancer recurrence and negative side effects, such as rectal fistula and incontinence, and gave cryosurgical treatment negative publicity. To overcome these negative side effects, we have developed ultrasound guidance and temperature sensing to enable more precise monitoring in our Cryocare Surgical System. Nevertheless, we will need to overcome the earlier negative publicity associated with cryosurgery in order to obtain market acceptance for our products. In addition, use of our Cryocare Surgical System requires significant physician education and training. As a result, we may have difficulty obtaining recommendations and endorsements of physicians and patients for our Cryocare Surgical System. We may also have difficulty raising the brand awareness necessary to generate interest in our Cryocare Surgical System. Any adverse side effects, including impotence or incontinence, recurrence of cancer or future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from our products or the products of our competitors, could adversely affect acceptance of cryosurgery. In addition, emerging new technologies and procedures to treat cancer, prostate enlargement and other prostate disorders may negatively affect the market acceptance of cryosurgery. If our Cryocare Surgical System does not achieve broad market acceptance, we will likely remain unprofitable.

If we are unable to continue to develop and enhance our Cryocare Surgical System, our business will suffer.

      Our growth depends in large part on continued ability to successfully develop enhancements to our Cryocare Surgical System. We may experience difficulties that could delay or prevent the successful development and commercialization of these products. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome before obtaining necessary regulatory or reimbursement approvals. In addition, our competitors may succeed in developing commercially viable products that render our products obsolete or less attractive. Failure to successfully develop and commercialize new products and enhancements would likely have a significant negative effect on our financial prospects.

Our strategy of divesting non-core product lines may not be successful.

      We are refocusing our business on the development of minimally invasive technologies for tissue and cancer ablation. As part of this strategy, we have begun divesting certain non-core product lines, as evidenced by our sale of our Dura II Penile Prosthesis product line, our sale of our urodynamics and urinary incontinence product lines and our licensing of our cardiac technology and sale of related assets. There can be no assurance that our strategy of focusing on our core technologies for cancer applications and our divestitures of non-core technologies and product lines will be successful.

There is uncertainty relating to third-party reimbursement, which is critical to market acceptance of our products.

      Hospitals and other healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving our products. While private health insurers in some areas of the United States provide reimbursement for procedures in which our products are used, there can be no assurance that private insurance reimbursement will be adopted nationally or by additional insurers. Furthermore, those private insurance companies currently paying for procedures in which our products are used may terminate such coverage. If reimbursement levels from Medicare, Medicaid, other governmental healthcare programs or private insurers are not sufficient, physicians may choose not to recommend, and patients may not choose, procedures utilizing our products.

      Currently, reimbursement under Medicare for our cryosurgical disposable products used in outpatient procedures is provided on a so-called “pass-through” basis. This enables the hospital or other healthcare provider to obtain separate reimbursement for our disposable devices in addition to reimbursement for the procedure fee. After pass-through status terminates, which will occur on December 31, 2003 the cost of our disposable products will be incorporated into HOPPS and there will be no separate reimbursement for the disposables.

      Once pass-through status for our disposable cryoprobes and temperature probes ends total Medicare reimbursement for our products used in outpatient settings is expected to decrease by approximately 15%. This may influence reimbursement rates for our products by private insurers as well. There can be no assurance that this change in outpatient reimbursement rates will not affect our ability to negotiate favorable charges for our products to hospitals.

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

      Furthermore, from time to time significant attention has been focused on reforming the healthcare system in the United States and other countries. Any changes in Medicare, Medicaid or third-party medical expense reimbursement, which may arise from healthcare reform, may have a material adverse effect on reimbursement for our products or procedures in which our products are used and may reduce the price we are able to charge for our products. In addition, changes to the healthcare system may also affect the commercial acceptance of products we are currently developing and products we may develop in the future. Potential approaches that have been considered include controls on healthcare spending and price controls. Several proposals have been made in the United States Congress and various state legislatures recently that, if adopted, would potentially reduce healthcare spending, which may result in a material adverse effect on our business.

We have limited sales and marketing experience with our Cryocare Surgical System and any failure to significantly expand sales of this product will negatively impact future revenue.

      We primarily handle the marketing, distribution and sales of our Cryocare Surgical Systems through our own work force. We have limited experience marketing and selling our Cryocare Surgical System in commercial quantities or on a nationwide basis. We will face significant challenges and risks in training, managing and retaining our sales and marketing teams, including managing geographically dispersed efforts and adequately training our people in the use and benefits of our Cryocare Surgical System. We may not be able to hire significant additional personnel or deploy sufficient other resources needed to create increased demand for our Cryocare Surgical System. In addition, we have distribution arrangements, some of which are exclusive, for the sale of our Cryocare Surgical System both domestically and internationally, and we are dependent upon the sales and marketing efforts of our third-party distributors. These distributors may not commit the necessary resources to effectively market and sell our Cryocare Surgical System. If we are unable to expand our sales and marketing capabilities or if our senior sales and marketing personnel are not retained, we may not be able to effectively commercialize our Cryocare Surgical System.

We have terminated an exclusive distribution agreement with U.S.M.D., Ltd. which may make it more difficult for us to effectively commercialize our products and our revenues could be adversely affected.

      For 2002, 2001, and 2000, 7.3%, 31.5% and 8.0%, respectively, of our revenues were derived from sales made to U.S.M.D., Ltd. under an exclusive distribution agreement. In September 2002, in connection with the acquisition of the mobile prostate treatment businesses of USMD, we terminated our exclusive distribution agreement with U.S.M.D, Ltd. As a result, we will need to commit additional resources to operate the businesses we acquired from USMD and to effectively market our products in the geographic areas previously covered by USMD. If we are unable to dedicate the necessary resources to handle our increased obligations or if we are unsuccessful in marketing and selling our products in the territories previously held by U.S.M.D., Ltd., our revenues could be materially and adversely affected.

We recently acquired Timm Medical, the cryosurgical assets of BioLife and the mobile prostate treatment businesses of USMD and face risks associated with integrating these businesses into our existing business operations.

      We continue to face numerous risks and expenses related to integration of the businesses we acquired from Timm Medical, BioLife and USMD. In addition, the acquired businesses have suffered because management’s resources have been consumed by, among other things, the internal and external investigations involving various accounting and related matters as well as the work involved in re-auditing and restating our consolidated financial statements for the years ended December 31, 2000 and 2001 and in auditing our consolidated financial statements for the year ended December 31, 2002. The effects of restatements to these periods are more fully described in note 3 to our consolidated financial statements. Additionally, the businesses acquired from Timm Medical have suffered because resources have been diverted in divesting certain non-core product lines and in downsizing our Eden Prairie operations. If we do not successfully integrate and grow the acquired businesses, our business will suffer.

Introduction of alternative therapies may affect our revenues.

      We sell medical devices for the treatment of certain urological disorders. If physicians and patients do not accept our products, our sales will decline. Patient acceptance of our products depends on a number of factors, including the failure of other therapies, the degree of invasiveness involved, the rate and severity of complications from the procedures, and other adverse side effects. Patients are more likely first to consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies may cause our sales to decline in the future.

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

      Our success will depend to a significant degree on our ability to secure and protect intellectual property rights and to enforce patent and trademark protections relating to our technology. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue this litigation or to protect our other intellectual property rights. It could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, even if we prevail in litigation, the litigation would be costly in terms of management distraction as well as in money. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

Because the medical device industry is litigious, we may be sued for allegedly violating the intellectual property rights of others.

      The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, major medical device companies have used litigation against emerging growth companies as a means of gaining or preserving a competitive advantage.

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

      Third parties may claim we are using their patented inventions and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of our management. A court may decide that we are infringing a third party’s patents and may order us to cease the infringing activity. A court could also order us to pay damages for the infringement. These damages could be substantial and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      If we are unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, we would have to redesign our products to avoid infringing a third party’s patent and could temporarily or permanently have to discontinue manufacturing and selling some of our products. If this were to occur, it would negatively impact future sales and, in turn, our business, financial condition, results of operations and cash flows.

We have limited experience manufacturing our products and if we are unable to meet customer demand, we may not become profitable.

      We use internal manufacturing capacity and expertise to manufacture our products. We have limited experience in producing our products in commercial quantities. We may encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Our failure to overcome these manufacturing problems could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs.

We are dependent upon a number of third-party suppliers to manufacture our products and the loss of any of these suppliers could harm our business.

      We depend upon a number of unaffiliated third-party suppliers for components and materials used in the manufacture of our products and, as such, our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers that allow us to obtain sufficient quantities and quality materials and components on acceptable terms. If our principal suppliers cease to supply the materials and components we need to manufacture our products, the qualification of additional or replacement suppliers could be a lengthy process and there may not be adequate alternatives to meet our needs, which will have a material adverse effect on our business. We may not be able to obtain the necessary components and materials used in our products in the future on a timely basis, if at all.

If we fail to obtain or maintain necessary regulatory clearances or approvals for products, or if approvals are delayed or withdrawn, we will be unable to commercially distribute and market our products or any product modifications.

      Government regulation has a significant impact on our business. Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions, which vary from country to country. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy and expensive. We may not be able to obtain or maintain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of our products. Any of these actions by the FDA, or change in FDA regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or unforeseen problems following initial marketing. We may not be able to obtain or maintain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      The federal Stark law prohibits a physician from referring medical patients for certain services to an entity with which the physician has a financial relationship. A financial relationship includes both investment interests in an entity and compensation arrangements with an entity. Many states have similar and often broader laws prohibiting referrals by any licensed healthcare provider to entities with which they have a financial relationship. These state laws generally apply to services reimbursed by both governmental and private payors. Violation of these federal and state laws may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from governmental and private payor programs, among other things. We have financial relationships with physicians and physician-owned entities, which in turn have financial relationships with hospitals and other providers of designated health services. Although we believe that our financial relationships with physicians and physician-owned entities, as well as the relationships between physician-owned entities that purchase or lease our products and hospitals, are not in violation of applicable laws and regulations, governmental authorities might take a contrary position. If our financial relationships with physicians or physician-owned entities or the relationships between those entities and hospitals were found to be illegal, we and/or the affected physicians and hospitals could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians, physician-owned entities and others to comply with that jurisdiction’s laws. For a further description of the federal Stark law see, “Item 1 — Healthcare Regulatory Issues.”

If we become subject to claims, we may be required to pay damages that exceed our insurance coverage.

      Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. We are also subject to various other claims as described above in “Item 3 — Legal Proceedings.” While we believe that we are reasonably insured against these risks, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. A claim in excess of our insurance coverage would have to be paid out of cash reserves. In addition, any product liability claim likely would harm our reputation in the industry and our business.

We are faced with intense competition and rapid technological and industry change, which may make it more difficult for us to achieve significant market penetration.

      The medical device industry generally, and the urological disease treatment market in particular, are characterized by rapid technological change, changing customer needs, and frequent new product introductions. If our competitors’ existing products or new products are more effective than or considered superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from companies in the cryosurgical marketplace as well as companies offering other treatment options, including radical surgery, radiation therapy and hormone therapy. If we are successful in penetrating the market for treatment of prostate cancer with our cryosurgical treatment, other medical device companies may be attracted to the marketplace. Many of our potential competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products, including drug-based treatments, that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approval, and introduce and commercialize products before we do. These developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

Fluctuations in our future operating results may negatively impact the market price of our common stock.

      Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include the following:

•	impact of legal proceedings;

•	costs of expanding our infrastructure to support more robust internal controls, including more effective policies and procedures related to our accounting practices, disclosure controls and corporate governance;

•	market acceptance of our existing products, as well as products in development;

•	timing of payments received and the recognition of such payments as revenue under collaborative arrangements and strategic alliances;

•	ability to manufacture products efficiently;

•	timing of our research and development expenditures;

•	timing of customer orders;

•	changes in reimbursement rates for our products and procedures by Medicare and other third-party payors;

•	potential impact of acquisitions;

•	timing of regulatory approvals for new products;

•	outcomes of clinical studies by us or our competitors; and

•	competition from other treatment modalities.

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

      We may acquire one or more businesses or lines of business. We cannot assure you that we will be able to identify suitable acquisition opportunities in the future. In addition, even if we do identify acquisition opportunities, we may not be able to effectively integrate our business with any other business we may acquire or merge with or effectively utilize the business acquired to develop and market our products. We have limited experience in acquiring businesses or managing facilities or operations in geographically distant areas. The failure to successfully integrate an acquired company or acquired assets into our operations may cause a drain on our financial and managerial resources, and have a significant negative effect on our business and financial results. In addition, our cash flow and operating results may suffer because of acquisition-related costs, amortization costs, restructuring or impairment of acquired goodwill and other intangible assets. There is also a risk of loss of key employees, customers and vendors of recently acquired businesses. Finally, in connection with any future acquisitions, we may incur debt or issue equity securities as part or all of the consideration for the acquired company’s assets or capital stock. We may be unable to obtain sufficient additional acquisition financing on favorable terms or at all. In addition, any equity issuances may be dilutive to our existing stockholders.

Our stock price may be volatile and your investment could decline in value.

      Our stock price has fluctuated significantly in the past and is likely to continue to fluctuate significantly, making it difficult to resell shares when investors want to at prices they find attractive. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility including:

•	actual or anticipated variations in our operating results;

•	developments regarding government and third-party reimbursement;

•	changes in government regulation of our products and business practices;

•	developments concerning government investigation of us;

•	developments concerning proprietary rights;

•	developments concerning litigation or public concern as to the safety of our products or our competitor’s products;

•	technological innovations or introduction of new products by us or our competitors;

•	investor and analyst perception of us and our industry; and

•	general economic and market conditions.

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

Our intangible assets and goodwill could become impaired.

      Intangible assets acquired in a purchase, such as intellectual property or developed technology, are generally amortized over various periods depending on their anticipated economic benefits or useful lives. Long-lived assets, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Following a review, if such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

      We had no reported goodwill prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets,” goodwill can no longer be amortized against earnings. Goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist. The test for impairment requires us to first compare the fair value of the net assets of each reporting unit to their carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we next calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. We completed our annual goodwill impairment test as of October 1, 2002 for all of our reporting units. We utilized an independent third-party appraiser to assess the fair values of each reporting unit and compared the fair values of the reporting units to their carrying values. Based on this assessment, we recognized an impairment charge of approximately $18 million in the fourth quarter of 2002 to reduce the carrying value of the goodwill acquired in the Timm Medical acquisition.

      In the fourth quarter of 2002, we also recorded a $2.3 million other-than-temporary loss in the value of our investment in U.S. Medical Development, Inc. acquired in June 2001. The loss was based on our assessment that the investee is unable to sustain an earnings capacity sufficient to justify the carrying amount of the investment. No assurance can be given that we will not have further impairment charges related to Timm Medical or other acquisitions.

Negative economic conditions in the United States may negatively impact our ability to achieve profitability.

      During 2001, 2002 and 2003, the United States and other international markets experienced a significant economic downturn. In addition, the United States and other countries suffered significant acts of hostility, terror and war. Such acts may increase or prolong such negative economic conditions. The economic downturn may impact our ability to maintain or increase profitability by negatively affecting growth in demand for our products. There can be no certainty as to the degree or severity of the duration of this downturn. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and in other countries and geographic regions in which we conduct our business.

Item 2.	Properties

      In April 2002, we moved our executive offices, as well as our principal manufacturing and research facilities for our Cryocare Surgical System, to a 28,000 square foot facility in Irvine, California. The lease for this facility expires in 2007, with an option to extend the lease for an additional five years.

      Through our acquisition of Timm Medical, we obtained offices, manufacturing and research facilities for our erectile dysfunction products in a 28,066 square foot building in Eden Prairie, Minnesota. The lease for this facility expires in April 2004. In June 2003, we transferred certain operations previously performed at this location to our Irvine, California manufacturing facility and outsourced certain other operations. In addition, we are in the process of divesting the non-core product lines acquired in this transaction. As a result, we do not intend to renew this lease. Rather, we are in the process of locating a smaller facility to handle all remaining Eden Prairie operations.

      We believe that our property and equipment are generally well maintained, in good operating condition and are sufficient to meet our current needs.

Item 3.	Legal Proceedings

      We are a party to lawsuits in the normal course of our business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We can provide no assurance that significant judgments, such as the judgment obtained by BioLife described below, or settlements in connection with the legal proceedings described below will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than as described below, we are not a party to any material legal proceedings.

      In November 2002, we were named as a defendant, together with certain current and former officers, one of whom is also a former board member, in a class-action lawsuit filed in the United States District Court for the Central District of California. On February 2, 2003, the court issued an order consolidating this action with various other similar complaints and ordering plaintiffs to file a consolidated complaint, which was filed on October 31, 2003. The consolidated complaint asserts two claims for relief, alleging that the defendants violated sections of the Securities Exchange Act of 1934 by purportedly issuing false and misleading statements regarding our revenues and expenses in press releases and SEC filings. Plaintiffs seek class certification and unspecified damages from us, as well as forfeiture and reimbursement of bonus compensation received by two of the individual defendants. We intend to defend the case vigorously, but cannot assure you that it will be resolved in our favor.

      On November 26, 2002, BioLife filed an action against us in the Delaware Court of Chancery seeking damages for alleged breaches of contract stemming from our acquisition, pursuant to an asset purchase agreement dated May 28, 2002, of the tangible and intangible assets related to BioLife’s cryosurgical business. In the action, styled as BioLife Solutions, Inc. v. Endocare, Inc., Del. Ch., C.A. No. 20057-NC, BioLife alleged that we failed to timely register 120,022 shares of our common stock that were provided to BioLife in connection with the asset purchase agreement, in violation of a registration rights agreement relating to the shares that was executed in conjunction with the asset purchase agreement. BioLife sought damages of approximately $1.6 million. We have defended the action on the grounds that our obligation to register the shares was excused for various reasons, including as a consequence of BioLife’s failure to transfer assets in accordance with the asset purchase agreement. Trial on all but one of the claims in the action was held during the week of March 31, 2003. On October 1, 2003, the Delaware Court ruled in favor of BioLife, awarding BioLife $1,648,000, plus pre-judgment interest and costs (including legal fees), and requiring BioLife to surrender the 120,022 shares of our common stock to us. That ruling became an appealable final order and judgment on October 10, 2003. We disagree with the decision, and have noticed an appeal.

      On December 6, 2002, Frederick Venables filed a purported derivative action against us and certain of our officers and directors in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On April 17, 2003 the court issued an order staying the action until resolution of the anticipated motion to dismiss the consolidated complaint in the federal securities action pending in the Central District of California. Pursuant to this order, no deadline is currently set for our response to the complaint. The complaint seeks unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding our revenues and expenses in press releases and SEC filings. We intend to defend the case vigorously, but cannot assure you that it will be resolved in our favor.

      On December 19, 2002, we filed a demand for arbitration before the American Arbitration Association in Minnesota against Joseph Hafermann, the former General Manager of our Minnesota subsidiary. We terminated Mr. Hafermann on December 18, 2002 for cause under his employment agreement based on misconduct that was demonstrably and materially injurious to us, including disclosure of confidential information relevant to a proposed business transaction. Our complaint includes claims of breach of the duty of loyalty, breach of fiduciary obligations to us, interference with our prospective economic advantage and breach of contractual duties owed to us. Mr. Hafermann counterclaimed alleging that we defamed him, failed to provide his employment file, breached his employment contract by failing to pay him severance, and violated the Minnesota whistleblower and federal Sarbanes-Oxley whistleblower laws. Mr. Hafermann claims that he therefore suffered damages, including loss of wages and benefits, and harm to his professional reputation. Discovery is ongoing. The arbitration is scheduled for February 23, 2004. We are vigorously defending against this action, while also aggressively pursuing our claim for monetary damages, but cannot assure you that this matter will be resolved in our favor.

      On March 17, 2003, we were notified by the United States Department of Labor that a letter of complaint had been presented against us; our former Chairman and Chief Executive Officer, Paul Mikus; and our former Chief Financial Officer, John Cracchiolo, by counsel for Joseph Hafermann, the former General Manager of our Minnesota subsidiary. The letter from Mr. Hafermann’s counsel alleged that we, Mr. Mikus and Mr. Cracchiolo had violated 18 U.S.C. §1514A by improperly retaliating against Mr. Hafermann. We, Mr. Mikus and Mr. Cracchiolo have responded to the Department of Labor notification of Mr. Hafermann’s complaint in letters of May 7, 2003 and September 30, 2003, in which we, Mr. Mikus and Mr. Cracchiolo denied all of Mr. Hafermann’s allegations, and in which we, Mr. Mikus and Mr. Cracchiolo asserted that there is insufficient basis to warrant a formal investigation and clear and convincing evidence exists that we discharged Mr. Hafermann for cause based on our determination that Mr. Hafermann had engaged in misconduct that had materially harmed us. We cannot assure you that the Department of Labor will not pursue this matter further.

      The SEC is currently conducting an investigation to determine whether any federal securities laws were violated in connection with the filing of our financial statements for 2001 and the first two quarters of 2002, including investigation into allegations that we and certain of our current and former officers and directors issued or caused to be issued false and misleading statements regarding our revenues and expenses in those SEC filings. We are cooperating fully with this investigation. We cannot assure you that this matter will be resolved in our favor.

      The DOJ is currently conducting an investigation into allegations that we and certain of our current and former officers and directors intentionally issued or caused to be issued false and misleading statements regarding our revenues and expenses in SEC filings. We are cooperating fully with this investigation. We cannot assure you that this matter will be resolved in our favor.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Our Common Equity and Related Stockholder Matters

Market Information

      On January 16, 2003, our common stock was delisted from The Nasdaq Stock Market. The symbol under which we trade in the “Pink Sheets” is ENDO.PK. Accordingly, there is no established public trading market for our common stock. From January 1, 1999 to May 22, 2000, our common stock was traded on The Nasdaq SmallCap Market and from May 23, 2000 to December 12, 2002, our common stock was traded on The Nasdaq National Market. From December 12, 2002 through January 15, 2003, trading of our common stock was halted by The Nasdaq Stock Market.

      The following table sets forth for the fiscal quarters indicated, the high and low sales prices for our common stock as quoted on The Nasdaq National Market. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2002:
First Quarter	$20.00	$13.42
Second Quarter	21.05	11.30
Third Quarter	14.31	9.78
Fourth Quarter (through December 11, 2002)	14.29	2.58
Year Ended December 31, 2001:
First Quarter	$14.06	$7.12
Second Quarter	15.99	5.12
Third Quarter	18.30	13.75
Fourth Quarter	22.95	15.53

Holders

      As of September 30, 2003, there were 297 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Dividends

      We have never paid any cash dividends on our capital stock. We anticipate that we will retain any future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend on existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Recent Sales of Unregistered Securities

      Pursuant to an asset purchase agreement dated February 6, 2002, we issued 100,000 shares of common stock as consideration for the acquisition of intellectual property assets and a covenant not to compete related to our cryosurgical business from Gary M. Onik, M.D., a stockholder and consultant to us. This transaction was a private offering exempt from registration with the SEC under Section 4(2) of the Securities Act of 1933, as amended.

      Pursuant to an asset purchase agreement dated May 28, 2002, as consideration for the cryosurgical business line and assets of BioLife, we paid to BioLife $2.2 million in cash and issued to BioLife 120,022 shares of our common stock. This transaction was a private offering exempt from registration with the SEC under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Selected Consolidated Financial Data

      The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 1998, 1999, 2000 and 2001 has been restated. For additional information regarding the restatements, please refer to note 3 to our consolidated financial statements. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except share and per share data)
Revenues:	$2,495	$3,514	$6,568	$13,037	$30,916
Costs and expenses:
Cost of revenues	1,183	1,790	3,757	6,208	16,484
Research and development	1,953	2,618	2,371	2,544	2,900
Selling, general and administrative	4,785	9,231	13,436	15,728	33,770
Goodwill impairment and other charges	—	—	—	—	20,311

Total costs and expenses	7,921	13,639	19,564	24,480	73,465
Loss from operations	(5,426)	(10,125)	(12,996)	(11,443)	(42,549)
Loss on minority investment	—	—	—	(250)	—
Interest income (expense), net	337	(541)	(832)	241	1,007

Loss before minority interests	(5,089)	(10,666)	(13,828)	(11,452)	(41,542)
Minority interests	—	—	—	—	(444)

Net loss	$(5,089)	$(10,666)	$(13,828)	$(11,452)	$(41,986)

Net loss per share of common stock — basic and diluted	$(0.51)	$(0.98)	$(1.08)	$(0.68)	$(1.76)

Weighted-average shares of common stock outstanding	10,062,000	10,838,000	12,757,000	16,741,000	23,822,000

	As of December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$6,286	$7,365	$22,016	$81,887	$40,361
Working capital	5,544	6,532	20,885	84,999	37,021
Total assets	8,025	13,394	29,183	95,094	92,628
Long-term Obligations(1)	201	10,153	8,574	—	—
Total stockholders’ equity (deficiency)	6,044	(48)	15,871	90,881	78,623

(1)	Long-term obligations include convertible debentures, a note payable and other liabilities, net of current balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of 2001 and 2000 Consolidated Financial Statements

      This Annual Report on Form 10-K contains our restated consolidated financial statements as of December 31, 2001, and for the years ended December 31, 2000 and 2001. We performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and identified a number of errors. The nature of the errors and the restatement adjustments that we have made to our financial statements as of December 31, 2001, and for the years ended December 31, 2000 and 2001 are set forth in note 3 to our consolidated financial statements.

      The restatements also affected certain quarterly results of operations. See note 16 to our consolidated financial statements for a summary of our quarterly results of operations for the years ended December 31, 2002 and 2001, and see note 3 for a discussion regarding restatement adjustments.

Overview

      We are a medical device company focused on developing, manufacturing and selling cryoablation products with the potential to dramatically improve the treatment of cancer. We were formed in 1990 as a research and development division of Medstone International, Inc. (Nasdaq: MEDS), a manufacturer of shockwave lythotripsy equipment for the treatment of kidney stones. On January 1, 1996, we became an independent, publicly owned corporation upon Medstone’s distribution of our stock to its existing stockholders.

      We initially concentrated on developing devices for the treatment of prostate cancer, and our FDA-approved Cryocare Surgical System occupies a leading position in the market for the cryosurgical treatment of prostate cancer. Because of our initial concentration on prostate cancer, the majority of our sales and marketing resources are directed towards the promotion of our cryoablation technology to urologists for the treatment of prostate and renal cancer. We are also, however, expanding our focus across a number of surgical markets, including the ablation of tumors in the kidney, lung and liver, as well as for managing pain related to metastatic bone cancer. Accordingly, we recently formed a new sales and marketing group to focus on the radiology market where our products can be used to treat these other cancer sites.

      In addition to our cryoablation products, we also offer, or previously offered, a number of products acquired through purchase of the assets of Timm Medical in the first quarter of 2002. These products include devices used in the diagnosis and treatment of erectile dysfunction and urinary incontinence, common side effects of patients who are being treated or have been treated for prostate cancer. Among the products acquired in the Timm Medical purchase is a line of vacuum therapy systems, including the ErecAid Esteem and ErecAid Classic systems for the non-pharmaceutical treatment of erectile dysfunction and for penile rehabilitation following treatment for prostate cancer and also the Dura IITM Penile Prosthesis for treatment of erectile dysfunction. We also acquired the RigiScan Monitor and the SnapGuage, products used in the diagnosis of erectile dysfunction, the ProDynamicTM Monitor, UroBreezeTM Urodynamics Monitor and the EasyFloTM Urometry System for diagnosis and treatment of urinary incontinence in both men and women.

      In 2003, we embarked on a strategy focused on our core technological competence and primary market emphasis in the area of cancer ablation. Part of this strategy entails divestiture of certain product lines that are unrelated to our focus on cancer ablation. Toward that end, in April of 2003, we sold the manufacturing rights to a product we had developed for treatment of cardiac arrhythmia to CryoCath. Part of this transaction included licensing of our technology and intellectual property rights related to cryotherapy applications in the cardiology market. Also in April of 2003, we sold the intangibles and inventory associated with the Dura IITM penile implant product acquired in the Timm Medical purchase to American Medical Systems, Inc. and in October 2003 we sold the intangibles and inventory related to the line of urinary incontinence and urodynamics products also acquired in the Timm Medical purchase to SRS Medical Corp. In addition, we made the decision in 2003 to discontinue development and clinical testing of our Horizon Prostatic Stent, designed for treatment of BPH.

      We have incurred significant operating losses and negative cash flows from operations in each full fiscal year since January 1, 1996. We incurred net losses of approximately $13.8 million in 2000, $11.5 million in 2001 and $42.0 million in 2002. As of December 31, 2002, we had an accumulated deficit of $88.9 million. We expect to incur additional losses as we expand our sales and marketing efforts, strengthen our infrastructure, improve our financial reporting processes and controls and continue to develop new products.

Results of Operations

      The following table sets forth, for the periods indicated, financial data as a percentage of revenues. The results for 2001 and 2000 presented below are “As Restated.” Please refer to note 3 of our consolidated financial statements for an explanation of the restatement adjustments.

	Year Ended
	December 31,

	2000	2001	2002

Revenues	100%	100%	100%
Costs and expenses:
Cost of revenues	57	48	53
Research and development	36	19	9
Selling, general and administrative	205	121	109
Goodwill impairment and other charges	—	—	66

Total costs and expenses	298	188	237
Loss from operations	(198)	(88)	(137)
Loss on minority investment	—	(2)	—
Interest income	9	6	3
Interest expense	(22)	(4)	—

Loss before minority interests	(211)	(88)	(134)
Minority interests	—	—	(2)

Net loss	(211)	(88)	(136)

      Revenues and cost of revenues related to the following products and services for the three-year period ended December 31, 2002 are as follows (in thousands):

	2000	2001	2002

Revenues:
Cryocare Surgical Systems	$2,921	$7,358	$3,422
Cryoprobes, disposables and bundled procedure fees	3,647	5,679	12,601
Cardiac products (CryoCath)	—	—	2,104
Urological products (Timm Medical)			12,789

	$6,568	$13,037	$30,916

Cost of Revenues:
Cryocare Surgical Systems	$1,160	$2,200	$1,480
Cryoprobes, disposables and bundled procedure fees	2,597	4,008	8,111
Cardiac products (CryoCath)	—		1,539
Urological products (Timm Medical)	—	—	5,354

	$3,757	$6,208	$16,484

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues. We generate revenues from sales of our Cryocare Surgical Systems as well as from the recurring sales of our disposable cryoprobes and other disposable devices used in cryoablation procedures. We also contract with hospitals and other healthcare payors for the use of our Cryocare Surgical Systems in cryoablation treatments for which we charge a per-procedure, or bundled, fee. The bundled fee typically includes a procedure “kit” containing cryoprobes and other disposables needed to perform a cryosurgical procedure, in addition to a service component. The service component of the bundled fee generally consists of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment. During the fiscal year ended December 31, 2002, we also sold a number of other urological products acquired when we purchased Timm Medical, a urological device manufacturer, in the first quarter of 2002. While we have divested a number of those urological product lines acquired from Timm Medical, we continue to sell our ErecAid vacuum therapy systems and Rigiscan monitors. Also in 2002, we sold cryoablation systems and disposables we developed for treatment of cardiac arrhythmias to CryoCath, a company specializing in the sales distribution of these products into the cardiology market.

      Revenues for the year ended December 31, 2002 increased $17.9 million or 137.7% to $30.9 million from $13.0 million in 2001. Of this increase, $12.8 million related to Timm Medical and $2.1 million was from sales to CryoCath. Sales to CryoCath were not significant in 2001. Excluding Timm Medical and CryoCath, sales of Cryocare Surgical Systems decreased $4.0 million or 54.1% from $7.4 million in 2001 to $3.4 million in 2002. In 2001, 45 Cryocare Surgical Systems were sold compared to 21 Cryocare Surgical Systems in 2002. Termination of the exclusive distribution agreement with U.S.M.D., Ltd. explains part of the year-over-year reduction in sales of Cryocare Surgical Systems. U.S.M.D., Ltd. purchased 19 units in 2001 versus five units in 2002, prior to our acquisition of the mobile prostate treatment businesses from USMD on September 30, 2002. In connection with this acquisition, the distribution agreement was terminated and the USMD exited the cryosurgical market.

      The reduction in sales of Cryocare Surgical Systems was offset by growth in sales of cryoprobes, other disposables and bundled procedure fees, which increased $6.9 million or 121.1% from $5.7 million to $12.6 million. The growth is due to an increase in the number of Cryocare Surgical Systems in operation from 185 in 2001 to 292 in 2002, including both systems purchased by third parties and systems in our placement program. The number of procedures performed domestically increased from 1,093 in 2001 to 2,474 in 2002. In addition, our blended average selling price per procedure increased from approximately $2,900 per procedure in 2001 to approximately $4,500 per procedure in 2002. This was primarily due to a shift in our business model in mid-2001 from selling only probes and other disposables used in a cryosurgical procedure to our customers, without a service component, to invoicing for a bundled procedure including both the disposable devices and a service fee for use of the equipment and technical assistance.

      Due to our divestiture strategy, future revenues relating to the Timm Medical urological products are initially expected to decrease. The penile implants product lines and the urinary incontinence and urodynamics product lines divested in April and October 2003, respectively, accounted for approximately $3.4 million in combined revenues during 2002. In addition, we terminated our CryoCath distribution agreement effective April 2003 upon the sale of our cardiac-related product manufacturing operations, and our license for cardiovascular uses of our proprietary argon-based technology, to CryoCath. Under the sale agreement, we are entitled to receive a descending royalty stream from CryoCath from 3% to 10% of net sales from the products incorporating the licensed technology during the period 2004 to 2012. However, we cannot estimate the amount of future royalty payments at this time.

      Cost of Revenues. Cost of revenues consists of fixed and variable costs incurred in the manufacture of our products, depreciation of Cryocare Surgical Systems placed in the field with customers or with our sales and service personnel, excess and obsolete inventory, shrinkage and other inventory carrying costs, royalties on products sales, and costs of maintaining patents or other intellectual property rights to processes or technologies related to our products and product warranties.

      Cost of revenues for the year ended December 31, 2002 increased $10.3 million or 166.1% from $6.2 million in 2001 to $16.5 million in 2002. Of this increase, $5.4 million related to Timm Medical and $1.5 million related to the cardiac-related products sold to CryoCath. Cost of revenues for Cryocare Surgical Systems as a percentage of related revenues increased from 29.9% in 2001 to 43.2% in 2002 due to an increase in the number of Cryocare Surgical Systems shipped to customers in 2002 over 2001, for which no revenues were recognized as discussed below. Cost of revenues for cryoprobes, other disposables and bundled procedures as a percentage of related revenues decreased from 70.6% in 2001 to 64.4% to 2002. This was primarily due to an increase in the blended average selling price per procedure from $2,900 in 2001 to $4,500 in 2002 partially offset by increase in the number of procedures performed on Cryocare Surgical Systems owned by third parties where we incur an additional cost of revenues in the form of a fee for equipment usage and other services. The portion of the procedure fee remitted to the third-party service provider is charged to cost of revenues when the procedure is performed and billed. There were 175 Cryocare Surgical Systems owned by third parties in operation at December 31, 2002 compared to 138 at December 31, 2001. We retain a larger profit on procedures performed on systems owned by us where no outside service fees were incurred.

      Also included in cost of revenues for 2002 was approximately $0.6 million in manufacturing costs for 16 Cryocare Surgical Systems shipped to customers, for which no corresponding sales revenue was recognized pursuant to our revenue recognition policy. Of the 16 Cryocare Surgical Systems, 11 were shipped and billed during the first and second quarters of 2002. Sales of these units, previously recognized in the quarters when they were invoiced, were reversed for reasons discussed in note 3 to our consolidated financial statements. The remaining five systems were shipped and billed in the third and fourth quarters of 2002, but no revenue has been recognized in accordance with our revenue recognition policy. The cost of revenues in 2001 included approximately $0.4 million in manufacturing costs for 10 Cryocare Surgical Systems, the sales revenue of which were also reversed for reasons discussed in note 3 to our consolidated financial statements. Although the sales of these systems have been reversed and excluded from revenues as discussed above, the manufacturing costs for these systems were not reversed and remained in 2002 and 2001 cost of revenues since these units were still held by customers, and had not been returned to us.

      In April 2002, we relocated our headquarters and manufacturing operations to a new, larger facility in Irvine, California. A total of $2.1 million was invested in improvements to the leased space and in furniture and equipment for the facility. The increase in rent, utilities and other facilities related costs, as well as additional depreciation and amortization expenses, are partially reflected in the higher cost of revenues through increased manufacturing overhead. There was also an increase in year-over-year depreciation and amortization expense due to an increase in placement of Cryocare Surgical Systems and other inventory located in the field. The number of placement systems grew from 47 at December 31, 2001 to 117 at

December 31, 2002. Additionally, there was an increase in reserves for excess and obsolete inventory taken in 2002, as compared to 2001,due to excess production and changes in product design.

      Gross Margins. Gross margins on revenues decreased from 52.4% for the year ended December 31, 2001 to 46.7% for the year ended December 31, 2002. This was due to the fact that revenue growth from 2001 to 2002 did not keep pace with the increase in costs of revenues. Factors contributing to the significant increase in cost of revenue are discussed above.

      Research and Development Expenses. Research and development expenses include expenses associated with the design and development of new products as well as significant enhancements to existing products. These expenses consist primarily of salaries and related benefits and overhead costs for staff engaged in research and development activities, costs for materials and supplies used in performing research and development activities, costs of clinical trials conducted for the purpose of obtaining regulatory approval of our products, consulting and advisory fees for outside service providers directly involved in research and development activities, and depreciation on equipment used directly for research and development activities. We expense research and development expenses when incurred. Our research and development efforts are periodically subject to significant non-recurring expenses and fees that can cause some variability in our quarterly research and development expenses.

      Research and development expenses increased $.4 million or 16.0% from $2.5 million in 2001 to $2.9 million in 2002. This increase was primarily due to development costs for the Horizon Prostatic Stent and the SurgiFrostTM system purchased by CryoCath. In early 2003, we halted development of the Horizon Prostatic Stent. Also in early 2003, we sold our manufacturing assets and inventory associated with the SurgiFrostTM system, and licensed the related proprietary argon gas based technology for cardiac uses, to CryoCath.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of salaries, commissions and related benefits and other overhead costs for employees and activities in the areas of sales, marketing, customer service, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants and suppliers are included where their services or products are related to selling, general and administrative activities. Expenses associated with advertising, trade shows, promotional and training costs related to marketing our products are also classified as selling, general and administrative expenses as are the costs of conducting clinical research studies for the purpose of collecting clinical data used in promoting our products.

      Selling, general and administrative expenses increased $18.1 million or 115.3% to $33.8 million for the year ended December 31, 2002 compared to $15.7 million for the year ended December 31, 2001. Included in the 2002 expenses was $7.1 million related to Timm Medical and a $1.5 million charge related to an adverse verdict in the BioLife litigation as discussed below. A significant portion of the increase in costs was driven by staffing. The number of employees grew from 94 at the end of 2001 to 194 at the end of 2002. As a result of the Timm Medical acquisition, 94 employees were added. The acquisition of Timm Medical was intended, in part, to provide us with an expanded sales force and service personnel with experience in the urology market. Of the 100 new employees in 2002, 71 were added in selling, general and administrative areas, primarily in sales and customer service. Sales personnel increased from 18 employees at the end of 2001 to 57 at the end of 2002, while customer service staff increased from 10 to 25 employees during the same period.

      Another factor in the year-over-year growth of our selling, general and administrative expenses was the investment in training new physicians in the use of our products. The cost of training a doctor through our cryosurgical program averages between $15,000 and $20,000. In 2002 we trained an estimated 109 cryosurgeons compared to approximately 47 in 2001.

      Also, as discussed above, we moved our headquarters and manufacturing operations to a new facility in April 2002. Higher rent, utilities, depreciation and amortization costs also contributed to the increase in selling, general and administrative expenses. Other increases in selling, general and administrative costs included legal, tax, accounting and facility expenses related to the operations of Timm Medical.

      Further, we incurred approximately $1.1 million in legal and accounting fees associated with the audit committee’s internal review of various accounting and other matters as well as the related legal proceedings. Additionally, we recorded a charge of $1.5 million in the fourth quarter of 2002 to reflect the ruling by a Delaware Chancery court relating to a dispute arising from our agreement to acquire certain assets from BioLife in May 2002. The ruling requires us to pay BioLife approximately $1.6 million, plus pre-judgment interest and costs (including legal fees), and requires BioLife to surrender to us 120,022 shares of our common stock. The ruling was issued on October 1, 2003, following our earnings release for the year ended December 31, 2002. All adjustments required to correctly account for the impact of this additional charge have been made to our consolidated financial statements for the year ended December 31, 2002 as they appear in this Annual Report on Form 10-K.

      In addition, following our earnings release for the year ended December 31, 2002, we identified $1.9 million in accrued liabilities recorded in the fourth quarter of 2002 for legal, accounting and other professional expenses that were actually incurred in 2003. These expenses and the related liability have now been reversed and will be recorded in the appropriate periods in our financial statements for the year ended December 31, 2003. All adjustments required to correctly record the reversal of this liability have been made to our consolidated financial statements for the year ended December 31, 2002 as they appear in this Annual Report on Form 10-K.

      The net result of the two adjustments made subsequent to our earlier earnings release is to reduce selling, general and administrative expenses for the year ended December 31, 2002 by $0.4 million.

      Looking forward, we expect to incur significant additional expenses related to the investigations and legal proceedings in which we continue to be involved. In addition, we anticipate making substantial investments in building an organization and infrastructure to support improvements in internal controls, financial reporting and corporate governance. We also expect to incur significant expenses associated with satisfying the listing requirements of The Nasdaq National Market should our common stock be relisted and in connection with implementing the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to, the effectiveness of our internal controls.

      Goodwill Impairment and Other Charges. We took a charge of approximately $18 million in October 2002 for impairment in the goodwill recorded in connection with the purchase of Timm Medical. In October 2002, we also recorded an other-than-temporary decline in the value of our minority interests in U.S. Medical Development, Inc. of approximately $2.3 million.

      Interest Income (Expense), Net. Interest income net of interest expense was $1.0 million for the year ended December 31, 2002 compared to $241,000 for the year ended December 31, 2001. The net increase was due to an increase in cash of approximately $72.6 million following our secondary public equity offering in November 2001. The increase in cash was partially offset by operating losses and $24.1 million in cash used for significant business acquisitions during 2002. In addition, all our significant borrowings were eliminated in 2001 with the conversion of $8 million in debentures and repayment of funds drawn under a credit facility.

      Minority Interests. Minority interests represent fourth quarter 2002 earnings attributable to minority investors in the mobile prostate treatment businesses we acquired from USMD on September 30, 2002.

      Net Loss. Net loss for the year ended December 31, 2002 was $42.0 million, or $1.76 per share . For the year ended December 31, 2001 the net loss was $11.5 million or $0.68 per share. Reasons for the higher net loss in 2002 included a steep increase in cost of revenues and in selling, general and administrative expenses, combined with significant impairment charges related to goodwill and investments. The increases in operating expenses were partially offset by revenue growth.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Revenues for the year ended December 31, 2001 increased $6.4 million or 97.0% to $13.0 million from $6.6 million in 2000. Sales of Cryocare Surgical Systems increased $4.5 million or 155.2% from $2.9 million to $7.4 million. We sold 28 Cryocare Surgical Systems in 2000 compared to 45 in 2001.

Sales of cryoprobes, other disposables and bundled procedure fees also increased $2.1 million or 58.3% from $3.6 million in 2000 to $5.7 million in 2001. The growth is due to the increase in the number of Cryocare Surgical Systems in operation from 126 at December 31, 2000 to 185 at December 31, 2001, including both systems purchased by third parties and systems in our placement program. The number of cryoablation procedures performed increased from 805 in 2000 to 1,093 in 2001

      Cost of Revenues. Cost of revenues for the year ended December 31, 2001 increased $2.4 million or 63.2% from $3.8 million in 2000 to $6.2 million in 2001. Cost of revenues for Cryocare Surgical Systems as a percentage of related revenues decreased from 39.7% in 2000 to 29.9% in 2001, reflecting greater economies of scale in our manufacturing operations. Cost of revenues for cryoprobes, other disposables and bundled procedure fees as a percentage of related revenues decreased from 71.2% in 2000 to 70.6% in 2001. The decrease was due to manufacturing efficiencies partially offset by a larger number of procedures performed on Cryocare Surgical Systems owned by third parties where we incur an additional outside service fee. Cryocare Surgical Systems owned by third parties increased from 83 at December 31, 2000 to 138 at December 31, 2001. As a percentage of revenues, overall cost of revenues declined from 57.2% in 2000 to 47.6% in 2001 due to a reduction in the cost of sourced components and manufacturing efficiencies resulting from higher production levels.

      Gross Margins. Gross margins on revenues improved from 42.8% for the year ended December 31, 2000 to 52.4% for the year ended December 31, 2001. The improvement was related to the reduction in manufacturing and materials costs discussed above.

      Research and Development Expenses. Research and development expenditures in 2000 were $2.4 million compared to $2.5 million in 2001, representing a 4.2% increase. The increase was primarily related to staffing increases and costs of development and testing of new technologies and applications for our existing technology including products sold to Sanarus Medical.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2001 grew $2.3 million or 17.2% to $15.7 million from $13.4 million for the year ended December 31, 2000. The rise in selling, general and administrative costs was due to an increase in the number of employees from 78 at the end of 2000 to 94 at the end of 2001 as well as to increased sales and marketing investments made to support revenue growth and expansion into new markets.

      Interest Income (Expense), Net. Net interest income was $241,000 for the year ended December 31, 2001 compared to net interest expense for the year ended December 31, 2000 of $832,000. The increase in net interest income is the result of higher cash balances during 2001 following an equity offering in late 2001 combined with a reduction in debt. The boost in interest income for 2001 came partly from our secondary public equity offering in November of 2001 in which we raised net cash of approximately $72.6 million. Interest expense dropped in the same year due to retirement of substantially all outstanding debt through conversion into our common stock of $8 million in debentures and related interest obligations and repayment of funds drawn down under a credit facility.

      Net Loss. Net loss for the year ended December 31, 2001 was $11.5 million, or $0.68 per share, compared to a net loss of $13.8 million, or $1.08 per share for the year ended December 31, 2000. The lower net loss in 2001 is attributable to revenue growth and improvement in gross margins partially offset by higher selling, general and administrative expense.

Liquidity and Capital Resources

      Since our inception, we have funded our operations, including personnel, facilities, product development, manufacturing, promotion of our technology and acquisitions of business assets and intellectual property, primarily through private placements of equity securities, convertible debentures and loans that were subsequently converted into shares of our common stock, the use of short-term and long-term debt and a public offering of equity securities. We have never generated cash from operations. Due to our ongoing need to invest in the development and marketing of our products as well as the significant investment needed to build our infrastructure and to strengthen internal controls and financial reporting systems, we are expected to operate at a cash flow deficit for the foreseeable future. At December 31, 2002, we had cash, cash equivalents and available-for-sale securities of $40.4 million compared to $81.9 million at December 31, 2001. Net cash used in operations was $10.7 million in 2000, $13.5 million in 2001 and $14.6 million in 2002. Net cash provided from financing activities was $25.9 million in 2000, $74.1 million in 2001 and $23,000 in 2002. In 2002, we made cash payments totaling $24.1 million in the acquisitions of Timm Medical, the mobile prostate treatment businesses from USMD and the business assets of BioLife. In addition, approximately $2.1 million was invested in capital expenditures related to the relocation and expansion of our facilities and $2 million was spent to repurchase shares of our common stock on the open market. There are no plans for additional repurchases of common stock in the future. The drop in our cash, cash equivalents and investments from 2001 to 2002 results from, among other things, business acquisitions, legal and accounting fees associated with our internal review of various accounting and other matters, various shareholder class-action and derivative lawsuits and other legal proceedings, and our ongoing efforts to develop and implement internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting.

      Our future capital requirements will depend on a number of factors, including our ability to successfully appeal the $1.6 million judgment obtained by BioLife; other judgments or settlements which may result from the ongoing investigation of us by the SEC and the DOJ, various shareholder class-action and derivative lawsuits and other legal proceedings described above in “Item 3 — Legal Proceedings”; legal, accounting and other professional fees associated with such investigations and legal proceedings, as well as our ongoing efforts to develop and implement internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting; costs associated with satisfying the listing requirements of The Nasdaq National Market should our common stock be relisted; costs associated with implementing the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to the effectiveness of, our internal controls; market acceptance of our Cryocare Surgical System; our ability to successfully integrate the operations of Timm Medical and our other acquisitions into our business; market acceptance of the products we acquired from Timm Medical; our ability to fulfill our role as general partner of a number of partnerships in which we acquired an interest from USMD; the resources we devote to developing and supporting our products; continued progress of our research and development of potential products; the need to acquire licenses to technology; and potential future merger and acquisition activity.

      We believe that our current cash balances will be sufficient to fund our operations for at least the next twelve months. We may require additional financing sooner than expected depending on the factors listed in the preceding paragraph. Additionally, we may require additional financing sooner than expected if we identify significant opportunities to invest in our core technology or to accelerate growth in market share and revenues. We expect that to meet our long-term needs we may need to raise substantial additional funds through the sale of our equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties.

      Additional equity or debt financing may not be available on acceptable terms, or at all. Our common stock was delisted from the Nasdaq Stock Market on January 16, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” This reduced liquidity will likely make it difficult to raise additional capital. If we are unable to obtain additional capital, we may be required to divest additional product lines, reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In the event that we do raise additional equity financing, our stockholders will be further diluted. In the event that we incur additional indebtedness to fund our operations, we may have to grant the lender a security interest in our assets.

Critical Accounting Policies

      The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ significantly from current expectations. Factors that could possibly cause actual amounts to differ from current estimates relate to various risks and uncertainties inherent in our business, including those set forth under “Risk Related to Our Business” in Item 1 of this Annual Report on Form 10-K. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that affect our financial statements. The restatements described in note 3 to our consolidated financial statements relate to certain of the critical accounting policies described below.

      Revenue Recognition. We follow the provisions of Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), for revenue recognition. Under SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

      Revenues for Cryocare Surgical Systems shipped to company controlled locations for interim storage are deferred until subsequently shipped and accepted by our customers. We also reduce our revenues for customer concessions, and defer revenue recognition for minimum procedure guarantees and contingent payment arrangements until a future date when the contingencies are resolved.

      Where we own the equipment used in the procedure, we bill the hospital or other payor and retain the entire procedure, or bundled, fee. In many instances, however, the equipment is owned by a third-party who contracts with us to perform the service component of the procedure. Third-party service providers are usually entities owned or controlled by urologists who perform cryosurgical procedures. In the latter case, we still invoice the payor but we remit a portion of the procedure fee to the third-party service provider. The procedure fee is recorded as revenue in the period when the procedure is performed and, where applicable, the fee paid to a third-party service provider is included in cost of revenues for the same period.

      Where a third-party service provider is not involved, we earn the entire procedure fee, both the portion related to providing the disposable “kits” and the portion related to providing mobile or “placement” Cryocare Surgical Systems to customers. Providing loaner or “placement” equipment to customers is a strategy aimed at promoting broader acceptance of our technology and driving more sales of disposable components faster than would be possible if we restricted use of the device only to customers willing to make a significant capital investment in a Cryocare Surgical System. In these situations, we either loan a mobile Cryocare Surgical System to a hospital or consign a stationary Cryocare Surgical System with the hospital under our placement program and charge a fee for each procedure in which the equipment is used. Cost of revenues includes depreciation on the Cryocare Surgical Systems owned by us over an estimated useful life of three years.

      We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Accounts receivable are carried at original invoice amount less all discounts and allowances, and less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. Allowances are provided for known and anticipated credit losses as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

      Purchase Accounting. Our acquisitions of Timm Medical and certain general and limited equity interests in the mobile prostate cancer and BPH treatment businesses of U.S.M.D. have been accounted for under the purchase method of accounting for business combinations. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact periodic amortization expense and net income.

      Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions, especially with respect to intangibles. Critical estimates in valuing certain intangible assets include: future expected cash flows from customer contracts, customer lists and distribution agreements and acquired developed technologies and patents; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. To assist in this process, we obtained appraisals from independent valuation firms for certain significant tangible and intangible assets and liabilities. While our estimates of fair value are based upon assumptions believed to be reasonable, these estimates are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may also change as additional information becomes available regarding the assets acquired and liabilities assumed.

      Long Lived Assets, Including Intangible Assets Subject to Amortization and Goodwill. We have a significant amount of property, equipment and intangible assets, including goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In accordance with SFAS No. 142, Goodwill and Other Intangibles, we review goodwill annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Goodwill is tested for impairment at the reporting unit level using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of impairment loss, in any. Goodwill is deemed to be impaired if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value. The value of our intangible assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends.

      The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves management’s judgment. Should we conclude that recoverability of an asset is in question, the estimate of undiscounted future operating cash flows is used to determine whether an asset is recoverable and, if not, the final determination of the fair value of the asset is also based on the judgment of management. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition, supply and cost of resources and the selection of appropriate discount factors. Actual results can differ significantly from the assumptions made by management in making its estimates. In addition, the estimated fair values may produce significantly different results if other reasonable assumptions and estimates were to be used. Based on our analysis, we recorded an impairment charge of approximately $18 million in the fourth quarter of 2002 to reduce the carrying value of the goodwill from the acquisition of Timm Medical. If we are unable to support a fair value estimate in future impairment tests, we may be required to record additional impairment losses against future income.

      Legal and Other Loss Contingencies. In the normal course of business, we are subject to contingencies, such as legal proceedings and claims arising out of our business that cover a wide range of matters, including tax matters, product liability and workers’ compensation. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations, financial position or cash flows.

      Other Investments. We review our equity investments for impairment based on our determination of whether the decline in market value of the investment below our carrying value is other than temporary. In making this determination, we consider Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting of Investments in Common Stock, which set forth factors to be evaluated in determining whether a loss in value should be recognized. Factors include the investee’s operational performance, indictors of continued viability, financing status, liquidity prospects and cash flow forecasts. We also consider our ability to hold the investment, the market price and market price fluctuations of the investment’s publicly traded shares and the ability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. In the fourth quarter of 2002, we recorded a $2.3 million other-than-temporary loss in the value of our investment in U.S. Medical Development, Inc. acquired in June 2001 (see note 4 to our consolidated financial statements).

      Income Taxes. In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate, including estimating both actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2002, we have established a valuation allowance of $30.8 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Recently Issued Accounting Standards

      In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

      In May 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases or SFAS No. 28, Accounting for Sales with Leasebacks, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

      In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, was issued. This statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that a liability for an exit cost be recognized upon the entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS No. 150 requires that certain financial instruments previously reported as equity be reported as liabilities (such as mandatorily redeemable equity instruments and buy-sell arrangements). Depending on the type of financial instrument, it will be accounted for at either fair value or present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. In the past, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The statement is effective for instruments entered into or altered after May 31, 2003, and is otherwise effective for interim periods ending after June 15, 2003.

      In November 2002, Financial Interpretation Number (FIN) 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others, was issued. FIN No. 45 requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of FIN No. 45 does not apply to certain guarantee contracts, such as warranties, derivatives or guarantees between either parent and subsidiaries or corporations under common control, although disclosures of such guarantees is required. For contracts that are within the initial recognition and measurement provisions of FIN No. 45, the provisions are to be applied to guarantees issued or modified after December 31, 2002.

      In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, was issued. FIN 46 clarifies existing accounting principles that determine when a company should include in its financial statements the assets, liabilities and activities of another entity when the equity investors do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply to variable interest entities (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) created after January 31, 2003. We are required to perform this assessment by September 30, 2003, and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

      The adoption of the provisions of these pronouncements is not expected to have a material impact on our results of operations, financial position, cash flows and related disclosures. We have not yet performed the assessment required under FIN No. 46; however, we are not aware of any material variable interest entity that we may be required to consolidate.

Inflation

      The impact of inflation on our business has not been significant to date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, investments, accounts payable and accrued liabilities. At December 31, 2002, the carrying values of these financial instruments approximated their fair values.

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

      Our financial statements and schedule, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective March 7, 2003, we dismissed KPMG LLP, or KPMG, as our independent auditor. The following disclosure with respect to this Item is set forth in our preliminary proxy statement filed on November 26, 2003:

“Dismissal of KPMG

KPMG previously served as the Company’s independent auditor. The Company’s Board of Directors, upon recommendation of the Audit Committee, approved the dismissal of KPMG as the Company’s independent auditor, effective March 7, 2003.

KPMG’s report on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

As previously reported by the Company in a press release dated December 12, 2002, KPMG notified the Company’s Audit Committee, by letter dated December 11, 2002 (the “KPMG Letter”), that KPMG’s report dated February 19, 2002, except as to notes 1 and 15, which are dated as of March 25, 2002, on the Company’s consolidated financial statements as of December 31, 2001, and for the year then ended, had been withdrawn and could no longer be relied upon. KPMG also advised the Audit Committee that it believed that sufficient evidence existed to conclude that the Company’s consolidated financial statements for the quarters ended March 31, 2002 and June 30, 2002 should not be relied upon. KPMG stated that it was unable to rely on the representations of the Company’s senior management and would continue to act as the Company’s independent auditor only if those concerns were satisfactorily resolved. KPMG subsequently notified the Company by letter dated September 16, 2003 that KPMG’s report dated February 19, 2002, except as to notes 1 and 15, which are dated as of March 25, 2002, on the Company’s consolidated financial statements as of December 31, 2000 and for the years ended December 31, 2000 and 1999, could no longer be relied upon.

On March 14, 2003, the Company filed with the Securities and Exchange Commission a report on Form 8-K, which was amended on May 1, 2003 and May 16, 2003 (the “Form 8-K”). The Form 8-K stated that KPMG had concluded that it was unable to rely on the representations of the Company’s management, based upon the totality of the circumstances described below.

     Revenue Recognition

•	KPMG expressed concern in the KPMG Letter that the Company had recorded sales to customers of products that remained in Company-controlled facilities at the time of KPMG’s performance of its most recent review procedures.

•	KPMG expressed concern in the KPMG Letter that the Company had recorded sales to customers of products that were shipped to Company-controlled facilities, and then not delivered to the customers until a subsequent accounting period, remaining in Company-controlled facilities as of the close of the accounting period in which the sales were recorded.

•	KPMG expressed concern in the KPMG Letter that the Company engaged in two transactions to acquire assets from customers concurrent with the sale by the Company of products to such customers, but that only the sales to the customers were recorded in the Company’s accounting records at the time of the sales, while the concurrent acquisitions of products from the customer were recognized in a different accounting period.

•	KPMG expressed concern in the KPMG Letter that all of the revenue related to certain multiple-element sales was fully recorded in a single accounting period, though certain of the components were not delivered until a subsequent accounting period.

•	KPMG expressed concern in the KPMG Letter that sales to one customer ultimately were delivered to a warehouse secured and paid for by a Company sales representative, for which the sales representative was reimbursed through his expense report, and that the accounting records noted that the sale was delivered to the customer location.

     Expense Recognition

•	KMPG expressed concern in the KPMG Letter that notations on supporting documentation for at least two expense transactions could be interpreted to indicate that the Company’s senior management had instructed subordinates to record the related transactions outside of the Company’s normal policies and procedures, and potentially not in accordance with generally accepted accounting principles.

•	KPMG expressed concern in the KPMG Letter that expenses associated with certain products or services purchased by the Company knowingly were not accrued in the proper accounting period.

     Accounts Receivable

•	KPMG expressed concern in the KPMG Letter that in two instances the Company has recorded cash receipts from customers as a reduction of accounts receivable near quarter end, where, at least in one instance, management knew the underlying check had been rejected by the bank for insufficient funds prior to the issuance of the Company’s financial statements and the filing of the Company’s corresponding report on Form 10-Q.

•	KPMG expressed concern in the KPMG Letter that there were cash receipts from customers recorded as a reduction of accounts receivable if the customer check was dated prior to the end of the accounting period, even though physical receipt of the check occurred after the end of the accounting period.

•	KPMG expressed concern in the KPMG Letter that one customer concession had been granted by senior management some period of time after the date of the original sale to facilitate payment of an outstanding account receivable by the customer, and that the concession was recorded in a period subsequent to when the cash receipt was recorded, despite the apparent linkage between the concession and the payment of cash by the customer.

The Form 8-K indicated that the Company’s Audit Committee had investigated the matters described above and expressed certain views with respect to such matters, including that the Audit Committee disagreed with KPMG’s conclusion that it could not rely on the representations made by the Company’s then-senior management. The Form 8-K also stated that the Audit Committee had discussed with KPMG the subject matter of the disagreement, and that the Company had asked its new independent auditor, Ernst & Young LLP, to consider the issues raised in the KPMG letter in connection with its reaudit of the Company’s financial statements for the fiscal years ended December 31, 2000 and 2001 and the audit for the fiscal year ended December 31, 2002. In addition, the Form 8-K stated that the Company had authorized KPMG to respond fully to the inquiries of Ernst & Young LLP concerning the matters described above.

The Company’s Audit Committee has since overseen an additional investigation regarding the matters described above, and discussed extensively with Ernst & Young LLP the results of its reaudit of the Company’s financial statements for the fiscal years ended December 31, 2000 and 2001 and audit for the fiscal year ended December 31, 2002. In view of that substantial additional work performed since the KPMG dismissal, and the various adjustments to the previously audited financial statements, the Audit Committee has reconsidered the views and conclusions expressed in the Form 8-K. The views expressed in this proxy statement are the only views on the subject that the Audit Committee currently holds.

At the time of its dismissal, KPMG had expressed the conclusions that the previously prepared financial statements did not reflect either the facts or substance of certain transactions, and that it was unable to rely on representations that the Company’s then-senior management had confirmed to the best of its knowledge and belief. The Company’s Audit Committee and KPMG discussed KPMG’s conclusion that KPMG was unable to rely on representations of the Company’s then-senior management. However, after its receipt of the KPMG Letter, the Audit Committee was unable to discuss with KPMG the specific transactions described in the KPMG Letter, because KPMG declined to resume any services on behalf of the Company unless and until KPMG’s concerns regarding its ability to rely on representations of the Company’s then-senior management had been resolved to KPMG’s satisfaction. Please note that KPMG has provided to the Company the letter included in Appendix E attached hereto, in which KPMG states, among other things, that the preceding sentence “is inaccurate in that [KPMG] did, in fact, discuss with the Audit Committee many of the specific transactions described in the KPMG Letter when it was delivered to the Audit Committee on December 11, 2002, and as well as on several occasions prior to that date. [KPMG] also never expressed to the Audit Committee [KPMG’s] unwillingness to discuss the specific transactions subsequent to that date.”

In light of the totality of the information now available, including the revised financial statements for 1999 and subsequent periods, the Audit Committee now agrees with KPMG’s conclusion that the previously prepared financial statements did not reflect either the facts or substance of certain transactions. Therefore, under the circumstances, it does not disagree with the conclusion that KPMG could not rely on certain of the factual statements included in management’s representations, including those to the effect that the financial statements conformed with generally accepted accounting principles. With respect to fraud or intentional wrongdoing, notwithstanding the additional review and investigation, the Audit Committee has not come to the conclusion that there was any fraud or intentional wrongdoing associated with the activities of the Company’s management.

Other than as described above, there have been no “reportable events” (as that term is used in Item 304(a)(1)(v) of Regulation S-K) during the Company’s two most recent fiscal years and the subsequent interim period prior to KPMG’s dismissal.

Statement From KPMG

As noted above, in response to the description included above under “Dismissal of KPMG,” KPMG provided to the Company the letter included in Appendix E attached hereto.”

      We are not aware of any transactions or events similar to those previously reported and described above which were accounted for or disclosed in a manner different from that which our former accountants apparently would have concluded was required.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information is set forth below concerning all of our directors. On June 19, 2003, our Board of Directors established a Nominating Committee for purposes of monitoring the size and composition of our Board of Directors and reviewing and recommending candidates for board membership. In particular, our Board of Directors directed the Nominating Committee to focus on strengthening the Board by searching for candidates with significant financial, operational and/or sales and marketing expertise, or health care experience. The Nominating Committee currently is engaged in a search for director candidates who possess such expertise and are “independent,” as defined in The Nasdaq Stock Market listing standards. After candidates are identified and selected, the Nominating Committee expects that one or more directors will resign as directors and those candidates will be appointed in their place. Under our Bylaws, vacancies resulting from the resignation of one or more directors may be filled by a majority of the directors then in office, without the vote of the our stockholders.

Name	Age	Position with the Company

Peter F. Bernardoni*	44	Director
Robert F. Byrnes†*	59	Director
Benjamin Gerson, M.D.*+	55	Director
Ronald A. Matricaria+	61	Lead Director
Terrence A. Noonan†	66	Director
Michael J. Strauss, M.D.+	49	Director
Thomas R. Testman†+	66	Director

†	Member of the Audit Committee. Mr. Testman was appointed to the Audit Committee on May 5, 2003, and Mr. Noonan was appointed to the Audit Committee on September 30, 2003. Messrs. Bernardoni and Gerson resigned from the Audit Committee on September 30, 2003.

*	Member of the Compensation Committee.

+	Member of the Nominating Committee.

      Peter F. Bernardoni has served as a director since November 1995. Mr. Bernardoni is a Partner of Technology Funding, a venture investment group. He conducts due diligence and financial analysis of Technology Funding’s investment opportunities, while maintaining responsibility for ongoing oversight of several portfolio companies in the lifescience and technology fields. In addition to serving as one our directors, Mr. Bernardoni is a member of the Board of Directors of VenCore Solutions, KeyEye Communications, Capital Valley Ventures, Sanarus Medical, Inc. and Atherotech, Inc. He is also Chairman of Innergy Power Corporation, Inc. In 1988, he joined Technology Funding after several years at IBM Corporation. Initially he began at IBM as a design engineer and later moved into sales and marketing where his team targeted pharmaceutical and healthcare companies. Mr. Bernardoni earned his B.S. from Santa Clara University and his M.S. from Stanford University, both in mechanical engineering.

      Robert F. Byrnes has served as a director since August 1997. Mr. Byrnes has served as President and Chief Executive Officer of Thermage, Inc., a medical device company, since November 2002. Prior to that, Mr. Byrnes served as Chief Executive Officer for Roan, Inc., a healthcare consulting and services company, from June 1997 to November 2002. From March 1996 until September 1997, he served as President and Chief Executive Officer of Matria Healthcare, Inc., a medical services company. He also is on the Board of Directors of Tandem Medical, Advolife, Inc. and Thermage, Inc. He holds a B.S. from Ferris State University and an M.B.A. from Loyola University in Chicago.

      Benjamin Gerson, M.D. has served as a director since August 1997. Dr. Gerson has served as Clinical Professor of Pathology and Cellular Biology, and Clinical Professor of Medicine at Jefferson Medical College since 1999, and Professor of Medicine, Occupational Health at Boston University School of Medicine since 1999. Prior to that, Dr. Gerson was Professor of Pathology and Laboratory Medicine as well Professor of

Pharmacology and Experimental Therapeutics at Boston University School of Medicine from 1987 to 1999. Dr. Gerson also serves as Senior Vice President for University Services, a position he has held since 1996. He is a member of the FDA Clinical Chemistry and Clinical Toxicology Devices Panel, Center for Devices and Radiological Health and previously has served as Chairman of this Panel. Dr. Gerson also serves as a director of Atherotech, Inc. He obtained his M.D. from Thomas Jefferson University.

      Ronald A. Matricaria has served as a director since June 2002. Mr. Matricaria has over 30 years of medical device and pharmaceutical experience at St. Jude Medical, Inc. and Eli Lilly and Company, Inc. From April 1993 to May 1999, he served as President and Chief Executive Officer of St. Jude Medical, Inc. and was elected Chairman of the Board of Directors in January 1995. Prior to joining St. Jude Medical, Mr. Matricaria spent 23 years with Eli Lilly and Company, Inc. His last position was Executive Vice President of the Pharmaceutical Division of Eli Lilly and Company and President of its North American operations. He also served as President of Eli Lilly International Corporation since July 1991. From 1999 to the present, Mr. Matricaria has been serving as a board member or advisor to several companies. In addition to serving on our Board of Directors, Mr. Matricaria currently serves on the boards of CardioDynamics International Corporation, Cyberonics and VistaCare, Inc. and is an advisor or board member to several medically related privately owned companies and a private equity healthcare fund. Mr. Matricaria is also Chairman of the Board of Directors of Haemonetics, Inc. Mr. Matricaria holds a bachelor’s degree in pharmacy from Massachusetts College of Pharmacy and was awarded an honorary Doctor of Science degree in pharmacy in recognition of his contributions to the practice of pharmacy.

      Terrence A. Noonan has served as a director since September 2003. From 1991 to 1999, Mr. Noonan was President and Chief Operating Officer of Furon Company, a New York Stock Exchange-listed manufacturer of industrial and medical polymer components. Mr. Noonan served as an executive vice president of Furon from 1989 to 1991 and as a vice president of Furon from 1987 to 1989. Prior to joining Furon in 1987, Mr. Noonan served as a group vice president of Eaton Corporation, a diversified global manufacturer of transportation and electrical products. From 1999 to the present, Mr. Noonan has been serving as a board member to several companies. In addition to serving on our Board of Directors, Mr. Noonan currently serves on the boards of Barnes Marketing, Inc. and Highway Holdings, Ltd. Mr. Noonan received a B.S. from Miami University and an E.M.B.A. from Case Western Reserve University.

      Michael J. Strauss, M.D., M.P.H. has served as a director since February 1999. He is currently the Chief Executive Officer of Naviscan PET Systems, Inc. (formerly PEM Technologies, Inc.), a developer of compact high-resolution positron emission tomography (PET) devices. Dr. Strauss was a founder and officer of Covance Health Economics and Outcomes Services, Inc., a healthcare consulting and service firm, from June 1988 through April 1999. He serves on the Board of Directors of Cyberonics, Inc. and Naviscan PET Systems, Inc. He obtained an A.B. from Harvard College, M.D. from Duke University, and M.P.H. from the University of Washington School of Public Health.

      Thomas R. Testman has served as a director since May 2003. Mr. Testman is a former managing partner of Ernst & Young, LLP where, during his tenure from 1962 to 1992, he served as managing partner of both Health Care Services and Management Consulting Services for the West Coast and national practices. From 1993 to the present, Mr. Testman has been serving as a board member to both public and private companies. In addition to serving on our Board of Directors, Mr. Testman currently serves on the Board of Directors of three other public companies, Amylin Pharmaceuticals, Inc., ChromaVision Medical Systems, Inc., and Specialty Laboratories, Inc. He also serves on the board of several private companies, including serving as Chairman of Covenant Care, Inc. and Pacific Health Corporation. During 1998, he served as Chairman of the board and interim Chief Executive Officer of Techniclone Corp. (now Peregrine Pharmaceuticals, Inc.). Mr. Testman previously was a director and a Chairman of the Audit Committee of MiniMed Inc., and Mr. Testman also was Chairman of the special committee that oversaw MiniMed’s acquisition by Medtronic, Inc. He received a B.A. in Business from Pacific Union College and an M.B.A. from Trinity University. Mr. Testman is a certified public accountant.

      Our executive officers as of September 30, 2003 are as follows:

Name	Age	Position

William J. Nydam	53	President and Chief Operating Officer
Katherine Greenberg	51	Senior Vice President, Chief Financial Officer and Secretary

      William J. Nydam has served as President and Chief Operating Officer since March 2003. Mr. Nydam also currently is a board member and the Chairman of the Audit Committee of Specialty Laboratories, Inc. Prior to joining us, Mr. Nydam was President and Chief Executive Officer of Pulse Metric, Inc., a cardiovascular device company, from September 2001 to December 2002. Mr. Nydam previously served as Senior Vice President for Science Applications International Corporation, an employee-owned research and engineering firm, from September 1999 to August 2001. Prior to that time, Mr. Nydam worked for Premier, Inc., a national alliance of healthcare providers, where he served as Executive Vice President from April 1996 to August 1999, Chief Operating Officer from May 1992 to March 1996 and Senior Vice President and Chief Financial Officer from January 1986 to April 1992. Mr. Nydam holds a B.S. degree in Accounting and an M.B.A. from the University of California at Berkeley and is a Certified Public Accountant.

      Katherine Greenberg joined us in March 2003 as Senior Vice President and Chief Financial Officer and has served as Secretary since June 2003. Prior to joining us, Ms. Greenberg worked for Junum, Inc., a technology-based financial services company, where she served as Chief Financial Officer and financial consultant from October 2002 to November 2003. Prior to that time, she served as Chief Financial Officer of Fastpoint Communications, Inc., an Internet services provider, from February 2000 to December 2002. From February 1999 to February 2000, Ms. Greenberg served as Vice President and Controller, Information Technology Group at The Capital Group Companies, Inc., a private investment management firm. From February 1998 to February 1999, Ms. Greenberg worked as Vice President and Chief Financial Officer of Justice Technology, Inc., an international telecommunications service provider. Prior to that time, she worked for DePuy, Inc., an orthopedic device manufacturer, serving as divisional Chief Financial Officer and Executive Vice President, Finance and Operations from March 1994 to February 1998. Ms. Greenberg holds a B.A. degree in Philosophy from Mount Holyoke College and an M.B.A. from Columbia Business School and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

      Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the period from January 1, 2002 through December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner, with the exception of the inadvertent failure to file Form 4s for the following stock option grants, each of which occurred on June 26, 2002 and was reflected in a Form 5 filing made on June 27, 2003: (i) grant to Mr. Mikus of an option to purchase 200,000 shares of common stock; (ii) grant to Mr. Cracchiolo of an option to purchase 35,000 shares of common stock; (iii) grant to Mr. Eum of an option to purchase 35,000 shares of common stock; and (iv) grant to Mr. Quilty of an option to purchase 40,000 shares of common stock.

Item 11.	Executive Compensation

Summary of Cash and Certain Other Compensation

      The following table sets forth summary information regarding the compensation earned by our former Chief Executive Officer and each of our other most highly compensated executive officers employed by us as of December 31, 2002 and whose salary and bonus for the fiscal year ended December 31, 2002 was in excess of $100,000 for their services rendered in all capacities to us. This table also sets forth summary information for Ms. Holly H. Williams, our former General Counsel and Vice President, Human Resources, who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2002 fiscal year. No executive officers who would have otherwise been included in this table on the basis of salary and bonus earned for the fiscal 2002 year have been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Summary 2002 Compensation Table

						Long-Term
						Compensation
		Annual Compensation				Award

				Other		Securities
				Annual		Underlying		All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation		Options/SARS(2)		Compensation(3)

Paul W. Mikus(4)	2002	$239,583	$43,600	$6,325	(9)	200,000	(12)	$4,970
Former President and	2001	$200,000	$95,260	$32,575	(10)	—		$4,981
Chief Executive Officer	2000	$200,000	$85,066	—		—		$4,380
John V. Cracchiolo(5)	2002	$210,833	$42,286	—		35,000	(13)	—
Former Chief Operating	2001	$95,000	$18,429	—		350,000	(13)	—
Officer and Chief
Financial Officer
Jay J. Eum(6)	2002	$172,500	$50,130	$3,894	(11)	35,000		$5,509
Senior Vice President	2001	$165,000	$85,705	$7,932	(11)	50,000		$5,518
and Chief Technology	2000	$142,000	$55,217	—		50,000		$3,309
Officer
Kevin M. Quilty(7)	2002	$217,667	$51,531	$5,025	(9)	40,000		—
Senior Vice President,	2001	$150,545	$48,143	$2,100	(9)	200,000		—
Sales and Marketing
Holly H. Williams(8)	2002	$95,219	$15,420	—		—		—
Former General Counsel	2001	$120,000	$24,350	—		65,000		$5,452
and Vice President,
Human Resources

(1)	Bonus amounts are earned and accrued for each quarter of the fiscal year in which reported, but bonuses for the fourth quarter of the fiscal year are paid after the close of that fiscal year. The 2000 totals in the column also include amounts paid pursuant to forgiveness of notes payable and accrued interest for Mr. Mikus and Mr. Eum of $31,066 and $16,877, respectively.

(2)	We do not grant Stock Appreciation Rights.

(3)	The 2000, 2001 and 2002 totals in the column reflect the value of our contributions on behalf of each Named Executive Officer under our 401(k) Plan and group term life insurance. These amounts for the 2000, 2001 and 2002 fiscal years, respectively, were as follows: Paul W. Mikus: $4,110 and $270; $4,711 and $270; $4,711 and $259; and Jay J. Eum: $3,058 and $251; $5,250 and $268; $5,250 and $259. These amounts for the 2001 fiscal year for Holly H. Williams were $5,250 and $202, respectively.

(4)	Mr. Mikus resigned as our President and Chief Executive Officer in March 2003.

(5)	Mr. Cracchiolo joined us in June 2001 as Chief Operating Officer, Chief Financial Officer and Secretary. Mr. Cracchiolo resigned as Chief Operating Officer and Chief Financial Officer in March 2003 and ceased to serve as Secretary in June 2003, but remained an employee in the position of President, Radiology Division until July 31, 2003.

(6)	Mr. Eum was our Vice President, Research and Development until January 1, 2001, when he was appointed Senior Vice President and Chief Technology Officer.

(7)	Mr. Quilty joined us in February 2001 as Senior Vice President, Sales and Marketing.

(8)	Ms. Williams resigned from her position as our General Counsel and Vice President, Human Resources, in April 2002, and the options previously granted to Ms. William have now expired.

(9)	This amount represents an automobile allowance.

(10)	This amount includes $25,975 in vacation payout and $6,600 for automobile allowance.

(11)	This amount represents vacation payout.

(12)	These options were cancelled effective July 31, 2003, as described below under “Employment Contracts, Severance Agreements and Change of Control Arrangements.”

(13)	These options were cancelled effective March 3, 2003, as described below under “Employment Contracts, Severance Agreements and Change of Control Arrangements.” As described below, pursuant to the terms of Mr. Cracchiolo’s employment agreement, options to acquire 385,000 shares of our common stock, at an exercise price of $4.50 per share, were granted to Mr. Cracchiolo on October 30, 2003.

Stock Option Grants

      The following table sets forth information concerning each grant of stock options made during 2002 to each of the Named Executive Officers.

Option Grants in Last Fiscal Year

	Individual Grants

		Percent of
		Total			Potential Realizable Value at
	Number of	Options			Assumed Annual Rates of
	Shares	Granted to	Exercise		Stock Price Appreciation For
	Underlying	Employees	Price Per		Option Terms($)(4)
	Options	in Fiscal	Share	Expiration
Name	Granted(1)	Year(2)	($/Share)(3)	Date	5%	10%

Paul W. Mikus	200,000 (5)	21.66%	$11.50	6/25/2012	$1,446,458	$3,665,608
John V. Cracchiolo	35,000 (6)	3.79%	$11.50	6/25/2012	$253,130	$641,481
Jay J. Eum	35,000	3.79%	$11.50	6/25/2012	$253,130	$641,481
Kevin M. Quilty	40,000	4.33%	$11.50	6/25/2012	$289,292	$733,122
Holly H. Williams	—	—	—	—	—	—

(1)	All options become fully vested and exercisable upon (i) a dissolution, liquidation or sale of substantially all our assets, (ii) any reorganization, merger or consolidation in which we do not survive or in which our shares outstanding prior to the transaction are converted into other property or (iii) an acquisition of 50% or more of our stock. Prior to and in the absence of such merger, sale or acquisition, the options vest over a four-year period, with 25% to vest on the one year anniversary date and the remaining 75% to vest in equal monthly installments thereafter over the following three years. Each option has a maximum term of 10 years measured from the grant date, subject to earlier termination upon the optionee’s cessation of service with us. The shares subject to each option become exercisable only if vested.

(2)	Percentages are based on an aggregate of 923,500 options granted to our employees under our stock option plans during 2002.

(3)	The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. We may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state tax liability incurred in connection with such exercise. The optionee may be permitted, subject to the approval of the plan administrator, to apply a portion of the shares purchased under the option, or to deliver existing shares of common stock, in satisfaction of such tax liability.

(4)	The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option. We do not provide assurance to any Named Executive Officer or any other holder of our securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock does in fact appreciate over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(5)	These options were cancelled effective July 31, 2003, as described below under “Employment Contracts, Severance Agreements and Change of Control Arrangements.”

(6)	These options were cancelled effective March 3, 2003, as described below under “Employment Contracts, Severance Agreements and Change of Control Arrangements.” As described below, pursuant to the terms of Mr. Cracchiolo’s employment agreement, options to acquire 385,000 shares of our common stock, at an exercise price of $4.50 per share, were granted to Mr. Cracchiolo on October 30, 2003.

Aggregate Option Exercises in 2002 and Option Values at December 31, 2002

      The following table sets forth certain information, with respect to the Named Executive Officers, concerning the exercise of options during our 2002 fiscal year and unexercised options held by them at the end of that fiscal year. No stock appreciation rights were exercised by the Named Executive Officers during such fiscal year, and no stock appreciation rights were held by them at the end of such fiscal year.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

			Number of Shares
			Underlying Unexercised		Value of Unexercised
	Number of		Options as of		In-the-Money Options
	Shares		December 31, 2002		as of December 31, 2002(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul W. Mikus	—	—	564,167	200,833	$1,240,178	$1,175
John V. Cracchiolo	—	—	115,292	269,708	—	—
Jay J. Eum	—	—	180,000	75,000	$223,839	$587
Kevin M. Quilty	—	—	91,667	148,333	—	—
Holly H. Williams	—	—	38,645	46,355	—	—

(1)	Based on the market price of $3.44 per share, which was the average of the high and low prices per share of common stock on The Nasdaq National Market on the last day our common stock was traded on a national exchange during our 2002 fiscal year, less the exercise price payable upon exercise of such options.

Compensation of Directors

      Each of our non-employee directors receives an annual retainer of $18,000 for his service as a director. The Chairman of the Audit Committee, the Chairman of the Compensation Committee and the Chairman of the Nominating Committee each receives an additional annual retainer of $10,000. Each non-employee director also receives $1,000 for each meeting of the Board of Directors or any committee thereof that he attends in person and an additional payment of $500 for each meeting of the Board of Directors or any committee thereof that he attends telephonically. In addition, each non-employee director participates in the Director Plan described below. Directors also are reimbursed for reasonable expenses incurred in connection with serving as directors.

      Under the automatic option grant program in effect under the Director Plan, each individual who was serving as a non-employee Board member (each, an “Outside Director”) prior to June 4, 1998, was automatically granted an option to purchase 10,000 fully vested shares of common stock upon his or her initial election or appointment as an Outside Director. On June 4, 1998, at the 1998 Annual Meeting of Stockholders, our stockholders approved an amendment to the Director Plan increasing the automatic option grant made to an Outside Director upon his or her initial appointment or election to the Board to 20,000 shares of common stock, which grant becomes exercisable in two equal annual installments over the Outside Director’s first two years of Board service. In addition, under the Director Plan, after such Outside Director’s initial appointment, he or she receives an automatic option grant each January 1, or on the first day after January 1 on which national stock exchanges and The Nasdaq Stock Market are open for trading, with an exercise price equal to the fair market value of our common stock on such date, to acquire 5,000 shares of common stock, provided that he or she has served on the Board for at least six months. The 5,000 share annual option grants become fully vested and exercisable on the first anniversary of the grant date, provided the Outside Director continues in Board service through such date.

      On January 1 of each of 2001, 2002 and 2003, or on the first day after January 1 on which national stock exchanges and The Nasdaq Stock Market were open for trading, each person then serving as an Outside Director received the automatic 5,000 share option grant described above. All of the options granted to Outside Directors were granted at an exercise price equal to the fair market value of the common stock on the date the options were granted.

      In light of the Sarbanes-Oxley Act and related regulations, we are currently considering revising our director compensation policies. If we do so, the compensation paid to directors may be increased.

Employment Contracts, Severance Agreements and Change of Control Arrangements

      In connection with option grants, we have entered into stock option agreements with each employee holding one or more outstanding options under the 1995 Stock Plan, including our Named Executive Officers, pursuant to which such options will automatically vest on an accelerated basis in the event of the following:

•	a dissolution, liquidation or sale of substantially all our assets;

•	any reorganization, merger or consolidation in which we do not survive or in which our shares outstanding immediately prior to the transaction are converted into other property; or

•	an acquisition of 50% or more of our stock.

      We have not entered into employment or severance agreements with any of the Named Executive Officers, except as described below.

Separation Agreement, Consulting Agreement, General Release of Claims and Escrow Agreement with Mr. Mikus

      Mr. Mikus resigned as our President and Chief Executive Officer in March 2003 to facilitate the appointment of our new management team. We determined that a new management team would provide the best opportunity for us to restore in a timely manner our audited financial statements, Nasdaq Stock Market listing and good standing in the investment community, while continuing to manage for growth in our business.

      Mr. Mikus resigned as Chairman and a director and employee of ours on September 23, 2003 in order to complete an orderly transition of responsibilities to our new management team and to facilitate the appointment to our Board of Directors of Terrence A. Noonan, given that our Bylaws provide that the maximum number of directors is seven.

      We have entered into a Separation Agreement and a Consulting Agreement with Mr. Mikus, each effective as of July 31, 2003. Under the Separation Agreement, Mr. Mikus is entitled to receive a $375,000 severance payment, in addition to all accrued and unpaid wages and unused vacation time. The Separation Agreement provides that Mr. Mikus waives all rights to which he is or may at any time be entitled under our 2002 Separation Benefits Plan, which is described below.

      The Consulting Agreement provides that, during the one-year term of the Consulting Agreement, Mr. Mikus will not engage in any activity specifically utilizing argon-based cryosurgical equipment or technology that directly competes with our argon-based cryosurgical equipment products, and Mr. Mikus will not solicit for employment or recommend for employment any person employed by us during such person’s employment with us (or any our affiliates) or for one (1) year thereafter. The Consulting Agreement also requires during its term that Mr. Mikus provide consulting services at the direction of our management for a minimum of eight hours per calendar quarter. In exchange for the covenant not to compete and the consulting services, Mr. Mikus is entitled to receive a $375,000 upfront payment. In addition, the Consulting Agreement provides for continued participation in our fringe benefit plans for 24 months, to the extent permitted under applicable law and the terms of such plans. In the event that continued participation in our insurance benefit plans is not permissible, then Mr. Mikus will receive a monthly payment from us in an amount sufficient to enable him to purchase insurance coverage that is substantially equivalent to what he would have received had he been able to continue to participate in our plans. This coverage also will extend to Mr. Mikus’ spouse and dependents who were covered by the relevant fringe benefit plan on July 31, 2003. The Consulting Agreement also provides that 565,000 of Mr. Mikus’ outstanding vested stock options will continue to remain outstanding, and 200,000 of Mr. Mikus’ outstanding stock options are cancelled, effective as of the date of the Consulting Agreement. Under the Consulting Agreement, we will bear all costs and expenses incurred in connection with Mr. Mikus’ performance of consulting services, provided that Mr. Mikus will not incur aggregate expenses in excess of $2,500 without our prior written consent.

      The Separation Agreement and the Consulting Agreement further provide that Mr. Mikus will be required to repay the severance payment and consulting fees described above upon either (i) Mr. Mikus’ conviction in a court of law, or entering a plea of guilt or no contest to, any crime directly relating to his activities on our behalf during his employment with us, or (ii) successful prosecution of an enforcement action by the Securities and Exchange Commission against Mr. Mikus.

      In connection with the Separation Agreement, Mr. Mikus also executed a General Release of Claims, effective September 23, 2003, which provides that Mr. Mikus releases us and certain other parties from all claims Mr. Mikus may have against us and such other parties arising on or prior to September 23, 2003.

      Also on September 23, 2003, we entered into an Escrow Agreement with Mr. Mikus, which provides that the $375,000 severance payment owed under the Separation Agreement and the $375,000 upfront consulting fee owed under the Consulting Agreement will be held in an escrow account and shall not be released to Mr. Mikus before March 8 or 9, 2004, unless we have been advised by the Securities and Exchange Commission before March 1, 2004, that it will not be initiating a proceeding against Mr. Mikus and no other repayment event under the Separation Agreement and Consulting Agreement has occurred. Further, no escrowed funds shall be released to Mr. Mikus prior to a final resolution of any proceeding commenced by the Securities and Exchange Commission against Mr. Mikus, unless such release is consented to in writing by the Securities and Exchange Commission or unless otherwise ordered by a court of law, and in no event shall escrowed funds be released to Mr. Mikus if there has been a repayment event under the Separation Agreement and Consulting Agreement.

      On October 10, 2003, we amended the Consulting Agreement with Mr. Mikus to provide that if we request consulting services in excess of the eight hours per calendar quarter, Mr. Mikus will perform such services at a rate of $2,000 per day.

Employment Agreement with and Termination of Mr. Cracchiolo

      We have entered into an employment agreement, dated as of March 3, 2003, with Mr. Cracchiolo. Under this agreement, we are required to pay to Mr. Cracchiolo a base salary equal to $220,000 per annum, and Mr. Cracchiolo is eligible to receive a cash bonus of $88,000 per annum. Both the base salary and the cash bonus are subject to renegotiation upwards beginning on September 3, 2003.

      In addition, Mr. Cracchiolo’s employment agreement provides that, as of March 3, 2003, all of Mr. Cracchiolo’s outstanding options to acquire shares of our common stock were cancelled. In exchange for the cancellation of his options and pursuant to the terms of Mr. Cracchiolo’s employment agreement, on

October 30, 2003 we granted to Mr. Cracchiolo replacement options to acquire 385,000 shares of our common stock, at an exercise price of $4.50 per share. The replacement options were fully vested and exercisable upon grant, subject to compliance with applicable federal and state securities laws.

      Mr. Cracchiolo’s employment agreement also provides that, in the case of any “Qualified Termination,” as defined below, Mr. Cracchiolo is entitled to receive the following benefits:

•	A cash payment of $616,000, payable within three business days following the date of the Qualified Termination. This cash payment equals 200% of both (i) Mr. Cracchiolo’s annual base salary of $220,000 and (ii) Mr. Cracchiolo’s maximum bonus eligibility for fiscal year 2002 of $88,000;

•	Continued participation in our fringe benefit plans for 24 months, to the extent permitted under applicable law and the terms of such plans. In the event that continued participation in our insurance benefit plans is not permissible, then Mr. Cracchiolo will receive a monthly payment from us in an amount sufficient to enable him to purchase insurance coverage that is substantially equivalent to what he would have received had he been able to continue to participate in our plans. This coverage also will extend to Mr. Cracchiolo’s spouse and dependents who were covered by the relevant fringe benefit plan on March 3, 2003;

•	the exercise period of Mr. Cracchiolo’s replacement options (which are described above) that are non-qualified options will be extended until the second anniversary of the Qualified Termination; and

•	as soon as reasonably possible following the date of the Qualified Termination, Mr. Cracchiolo will receive a $50,000 relocation allowance and an additional payment to cover the tax payable on the relocation allowance.

      A “Qualified Termination” occurs if (i) we terminate Mr. Cracchiolo’s employment for other than “cause” (as defined in the employment agreement), (ii) Mr. Cracchiolo terminates his employment for “good reason” (as defined in the employment agreement), (iii) Mr. Cracchiolo terminates his employment during the thirty-day period following the expiration of the “mandatory access period” (which the employment agreement defines as the period from March 3, 2003 to September 3, 2003, subject to extension by the parties’ mutual agreement for an additional period of time not to extend beyond March 3, 2006), or (iv) Mr. Cracchiolo’s employment terminates during the “mandatory access period” because of his death or disability.

      Mr. Cracchiolo’s employment agreement states that he will be liable to repay all amounts paid by us as a result of a “Qualified Termination” upon either (i) Mr. Cracchiolo’s conviction in a court of law, or entering a plea of guilt or no contest to, any crime directly relating to his activities on our behalf, or (ii) successful prosecution of an enforcement action against Mr. Cracchiolo by the Securities and Exchange Commission relating to his activities on our behalf. The employment agreement also provides that, should a change in control occur such that benefits are payable to Mr. Cracchiolo under our 2002 Separation Benefits Plan, Mr. Cracchiolo agrees that the severance payments due under his employment agreement will be reduced on a dollar-for-dollar basis by cash benefits paid pursuant to the 2002 Separation Benefits Plan and we will not be obligated to provide any fringe benefits that are otherwise available to Mr. Cracchiolo under the 2002 Separation Benefits Plan.

      Mr. Cracchiolo’s employment agreement also states that, if Mr. Cracchiolo complies with all of his obligations under the employment agreement and all other agreements with us, then our obligations under the indemnification agreement, dated October 30, 2001, between Mr. Cracchiolo and us will continue for a period of at least seven years from the date of the termination of his employment or the term provided in the indemnification agreement, whichever time period is longer.

      Mr. Cracchiolo resigned as Chief Operating Officer and Chief Financial Officer in March 2003 and ceased to serve as Secretary in June 2003, but remained an employee in the position of President, Radiology Division until July 31, 2003. Effective July 31, 2003, we terminated Mr. Cracchiolo’s employment other than for “cause” in order to complete an orderly transition of responsibilities to our new management team. Accordingly, Mr. Cracchiolo is entitled to receive the benefits associated with a “Qualified Termination” that are described above. On September 23, 2003, we and Mr. Cracchiolo entered into an Escrow Agreement which provides that the severance payment resulting from Mr. Cracchiolo’s termination will be held in an escrow account and shall not be released to Mr. Cracchiolo before March 8 or 9, 2004 and then, unless otherwise ordered by a court of law, only with the written consent of the Securities and Exchange Commission if an enforcement proceeding has been commenced against Mr. Cracchiolo.

Employment Agreement with Mr. Eum

      We have entered into an employment agreement, dated as of March 25, 2003 and amended as of August 29, 2003, with Mr. Eum. Under this agreement, we are required to pay to Mr. Eum a base salary equal to $180,000 per annum, and Mr. Eum is eligible to receive a cash bonus of up to 40% of his base salary, subject to his attainment of corporate goals and objectives to be established in accordance with our Board-approved bonus plan.

      Mr. Eum’s employment agreement also provides that, if we terminate Mr. Eum’s employment other than for “cause” (as defined in the employment agreement) prior to March 25, 2004 or if Mr. Eum terminates his employment for “good reason” (as defined in the employment agreement) prior to March 25, 2004, then, during the period of time from the termination date until March 25, 2004, we will continue to (i) pay to Mr. Eum his base salary, and (ii) make available to Mr. Eum the benefits made generally available by us to our employees, to the extent permitted under applicable law and the terms of the benefit plans. Notwithstanding the foregoing, if at any time (whether before, on or after March 25, 2004) we terminate Mr. Eum’s employment other than for “cause” or Mr. Eum terminates his employment for “good reason,” then Mr. Eum is entitled to a minimum of six months’ worth of severance, including continued payment of his base salary and continued benefits.

      Mr. Eum’s employment agreement also provides that, should a change in control occur such that benefits are payable to Mr. Eum under our 2002 Separation Benefits Plan, Mr. Eum agrees that the amount of base salary due as severance under his employment agreement will be reduced on a dollar-for-dollar basis by the gross amount of the cash payments made or to be made pursuant to the 2002 Separation Benefits Plan and we will not be obligated to provide any fringe benefits that are otherwise available to Mr. Eum under the 2002 Separation Benefits Plan.

Employment Agreement with Mr. Quilty

      We have entered into an employment agreement, dated as of March 25, 2003, with Mr. Quilty. Under this agreement, we are required to pay to Mr. Quilty a base salary equal to $200,000 per annum, and Mr. Quilty is eligible to receive a commission equal to 0.3% of gross domestic revenue, subject to Mr. Quilty’s attainment of a minimum of 70% of the gross revenue objectives mutually agreed upon between Mr. Quilty and us. In addition, Mr. Quilty is eligible for an incremental commission of 1.0% of all gross revenues in excess of plan, assuming that he meets mutually agreed expense containment objectives.

      Mr. Quilty’s employment agreement also provides that, if we terminate Mr. Quilty’s employment other than for “cause” (as defined in the employment agreement) prior to March 25, 2004 or if Mr. Quilty terminates his employment for “good reason” (as defined in the employment agreement) prior to March 25, 2004, then, during the period of time from the termination date until March 25, 2004, we will continue to (i) pay to Mr. Quilty his base salary, and (ii) make available to Mr. Quilty the benefits made generally available by us to our employees, to the extent permitted under applicable law and the terms of the benefit plans. Notwithstanding the foregoing, if at any time (whether before, on or after March 25, 2004) we terminate Mr. Quilty’s employment other than for “cause” or Mr. Quilty terminates his employment for “good reason,” then Mr. Quilty is entitled to a minimum of six months’ worth of severance, including continued payment of his base salary and continued benefits.

2002 Executive Separation Benefits Plan

      Effective as of July 17, 2002, we adopted a 2002 Executive Separation Benefits Plan to provide separation benefits to certain designated employees, including, among others, Messrs. Mikus, Cracchiolo, Eum and

Quilty. The Plan provides that, in the case of any “covered termination,” Messrs. Mikus and Cracchiolo will receive two times their “base pay” and Messrs. Eum and Quilty are entitled to receive one time their “base pay.” Messrs. Mikus and Cracchiolo no longer are eligible to receive benefits under the Plan, given that their employment with us has been terminated. For purposes of the Plan, the term “base pay” means the respective employee’s highest annual base salary rate paid during the 24 months immediately preceding termination of the employee’s employment due to a covered termination, plus the maximum amount of any bonus payable to the employee in such period under a written bonus plan of ours. The Plan defines the term “covered termination” as the termination of the employee’s employment either (i) by the employee for “good reason” (as defined in the Plan) after a change in control, (ii) by the employee for any reason or no reason during the 30-day period immediately following the six month anniversary of the closing of a transaction resulting in a change in control or (iii) voluntarily by us (or our successor following a change in control) after a change in control for a reason other than “cause” (as defined in the Plan), death or disability. Each employee participating in the Plan also is entitled to continued eligibility for our benefit programs after a covered termination for a period equal to the number of months of base pay to be received by such employee under the Plan.

Compensation Committee Interlocks and Insider Participation

      Our compensation committee consists of Messrs. Bernardoni and Byrnes and Dr. Gerson, none of whom were at any time during fiscal 2002 or at any other time our Officer or employee. There are no Compensation Committee interlocks between us and other entities involving our Executive Officers and Board members who serve as Executive Officers or Board members of such other entities.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 31, 2002, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	A	B	C

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued	Weighted Average	Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity Compensation Plans Approved by Security Holders(1)	2,368,016 (3)	$7.32	360,124 (4)
Equity Compensation Plans not Approved by Security Holders(2)	735,000	$12.42	—

Total	3,103,016	$8.53	360,124

(1)	Consists of the 1995 Stock Plan and 1995 Director Option Plan.

(2)	Consists of the 2002 Supplemental Stock Plan and an option to purchase 300,000 shares of common stock granted to John V. Cracchiolo on June 25, 2001.

(3)	Consists of 2,248,016 shares to be issued upon the exercise of options outstanding under the 1995 Stock Plan and 120,000 shares to be issued upon the exercise of options outstanding under the 1995 Director Option Plan.

(4)	Consists of shares available for future issuance under the 1995 Stock Plan and 1995 Director Option Plan. As of December 31, 2002, an aggregate of 255,124 shares of common stock were available for issuance under the 1995 Stock Plan and 105,000 shares of common stock were available for issuance under the 1995 Director Option Plan. The number of shares of common stock available for issuance under the 1995 Stock Plan automatically increases on the first trading day of each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will any such annual increase exceed 1,000,000 shares of common stock.

(5)	The table does not include information for equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2002, a total of 50,411 shares of our common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $7.20 per share. No additional options may be granted under those assumed plans.

Equity Compensation Plans Not Approved by Security Holders

2002 Supplemental Stock Plan

      Under our 2002 Supplemental Stock Plan, employees, consultants and outside directors may be granted options to purchase shares of our common stock. All options granted under the 2002 Supplemental Stock Plan are nonstatutory stock options, i.e., options that do not qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price of each option granted under the 2002 Supplemental Stock Plan must be at least 85% of the fair market value per share of our common stock on the date of grant. The maximum aggregate number of shares of our common stock that may be issued upon the exercise of options under the 2002 Supplemental Stock Plan is 435,000 shares.

      The 2002 Supplemental Stock Plan became effective on June 25, 2002 and will continue in effect until June 24, 2012, unless earlier terminated in accordance with the terms of the Plan. The 2002 Supplemental Stock Plan terminates automatically upon certain extraordinary events, such as a sale of all or substantially all of our assets, a merger in which we do not survive or the acquisition by any person or group of beneficial ownership of more than 50% of our common stock. If such an extraordinary event occurs, all options granted under the 2002 Supplemental Stock Plan become fully exercisable, and each optionee has the right to exercise any unexpired options immediately prior to the occurrence of the extraordinary event.

Option Grant to Mr. Cracchiolo

      On June 25, 2001, we granted to Mr. Cracchiolo a nonstatutory stock option to purchase up to 300,000 shares of our common stock with an exercise price of $13.75 per share. 62,500 of the shares subject to the option vested on June 25, 2002, and an additional 1/36 of 187,500 of the shares subject to the option were to vest upon Mr. Cracchiolo’s completion of each additional month of service over the 36-month period measured from the first anniversary of the vesting commencement date. The remaining 50,000 shares subject to the option were to vest upon the earlier of (i) Mr. Cracchiolo’s continuation in service through June 25, 2006, or (ii) Mr. Cracchiolo’s attainment of a performance-based objective mutually agreed between us and Mr. Cracchiolo. As described above under “Employment Agreement with and Termination of Mr. Cracchiolo,” all of Mr. Cracchiolo’s options were cancelled on March 3, 2003, pursuant to the terms of Mr. Cracchiolo’s employment agreement, dated as of March 3, 2003. In exchange for the cancellation of his options and pursuant to the terms of Mr. Cracchiolo’s employment agreement, on October 30, 2003 we granted to Mr. Cracchiolo replacement options to acquire 385,000 shares of our common stock, at an exercise price of $4.50 per share. The replacement options were fully vested and exercisable upon grant, subject to compliance with applicable federal and state securities laws.

Principal Stockholders

      The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of September 30, 2003, unless otherwise noted, by:

•	each stockholder known to us to own beneficially more than 5% of our common stock;

•	each of our directors, nominees and executive officers;

•	each of our Named Executive Officers listed in the “Summary 2002 Compensation Table” included in this Proxy Statement; and

•	all of our current directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power relating to securities. Shares of common stock subject to options or convertible securities currently exercisable or exercisable within 60 days are deemed to be outstanding for computing the percentage of the person holding such securities and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to the community property laws where applicable, the persons or entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the directors, nominees, executive officers or named executed officers listed below owns any shares of common stock of record but not beneficially. Except as otherwise noted below, the address of each person or entity listed on the table is 201 Technology Drive, Irvine, California 92618.

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address	Ownership(1)	of Total

DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS
Peter F. Bernardoni(2)	628,707	2.6%
Robert F. Byrnes(3)	296,613	1.2%
Benjamin Gerson, M.D.(4)	30,000	*
Ronald A. Matricaria(5)	20,000	*
Terrence A. Noonan(6)	—	—
Michael J. Strauss, M.D.(7)	60,000	*
Thomas R. Testman(8)	—	—
William J. Nydam(9)	—	—
Katherine Greenberg(10)	—	—
All current directors and executive officers as a group (9 persons)(11)	1,035,320	4.2%
NAMED EXECUTIVE OFFICERS WHO NO LONGER ARE EXECUTIVE OFFICERS
John V. Cracchiolo(12)	385,000	1.6%
Jay J. Eum(13)	215,730	*
Paul W. Mikus(14)	740,000	3.0%
Kevin M. Quilty(15)	141,667	*
Holly H. Williams(16)	—	—

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address	Ownership(1)	of Total

5% STOCKHOLDERS
State of Wisconsin Investment Board(17)	2,625,000	10.8%
P.O. Box 7842
Madison, WI 53707
Entities affiliated with SAFECO Corporation(18)	2,196,645	9.0%
4333 Brooklyn Ave, NE
Seattle, WA 98185
Entities affiliated with Ferrer Freeman & Company, LLC(19)	1,443,533	5.9%
10 Glenville Street
Greenwich, CT 06831

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options or convertible securities currently exercisable, or exercisable within 60 days of September 30, 2003, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. As of September 30, 2003, there were 24,312,454 shares of our common stock outstanding.

(2)	Includes 588,707 shares held by Technology Funding Partners III, L.P., Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. and Technology Funding Venture Partners V, an Aggressive Growth Fund, L.P. (collectively, the “Funds”) and 30,000 shares subject to options that are exercisable within 60 days after September 30, 2003. Mr. Bernardoni is an officer of Technology Funding, Inc. and a partner of Technology Funding, Ltd., each a general partner of the Funds. Mr. Bernardoni has sole voting and shared investment power with respect to all shares owned by the Funds, and therefore may be deemed to be beneficial owner of such shares.

(3)	Includes 10,000 shares subject to options that are exercisable within 60 days after September 30, 2003.

(4)	Includes 20,000 shares subject to options that are exercisable within 60 days after September 30, 2003.

(5)	Represents 20,000 shares subject to options that are exercisable within 60 days after September 30, 2003.

(6)	Mr. Noonan has served as a director since September 2003. Mr. Noonan received an option to purchase 20,000 shares of common stock granted on September 23, 2003, of which no shares are exercisable within 60 days after September 30, 2003.

(7)	Includes 45,000 shares subject to options that are exercisable within 60 days after September 30, 2003.

(8)	Mr. Testman has served as a director since May 2003. Mr. Testman received an option to purchase 20,000 shares of common stock granted on April 26, 2003, of which no shares are exercisable within 60 days after September 30, 2003.

(9)	Mr. Nydam joined us as President and Chief Operating Officer in March 2003. Mr. Nydam received options to purchase 750,000 shares of common stock on March 3, 2003, of which no shares are exercisable within 60 days after September 30, 2003.

(10)	Ms. Greenberg joined us as Chief Financial Officer in March 2003. Ms. Greenberg received an option to purchase 250,000 shares of common stock on March 3, 2003, of which no shares are exercisable within 60 days after September 30, 2003.

(11)	Includes 125,030 shares subject to options that are exercisable within 60 days after September 30, 2003. Beneficial ownership of our common stock by John V. Cracchiolo, Jay J. Eum, Paul W. Mikus, Kevin M. Quilty and Holly H. Williams is not included in this calculation as they no longer are our executive officers.

(12)	Represents 385,000 shares subject to options that we granted to Mr. Cracchiolo on October 30, 2003 pursuant to the terms of Mr. Cracchiolo’s employment agreement with us. All of such options were exercisable on the date on which such options were granted, subject to compliance with applicable federal and state securities laws.

(13)	Represents 215,730 shares subject to options that are exercisable within 60 days after September 30, 2003.

(14)	Includes 565,000 shares subject to options that are exercisable within 60 days after September 30, 2003.

(15)	Represents 141,667 shares subject to options that are exercisable within 60 days after September 30, 2003.

(16)	Ms. Williams resigned from her position as our General Counsel and Vice President, Human Resources, in April 2002, and the options previously granted to Ms. William have now expired.

(17)	Pursuant to a Schedule 13G filed on February 12, 2003 with the SEC, the State of Wisconsin Investment Board reported sole voting and dispositive power over 2,625,000 shares.

(18)	Pursuant to a joint Schedule 13G filed on February 13, 2003 with the SEC, as of February 3, 2003: (i) SAFECO common stock Trust reported that it had shared voting and dispositive power over 1,386,186 shares; (ii) SAFECO Asset Management Company reported that it had shared voting and dispositive power over 1,331,204 shares and disclaimed any beneficial ownership over 1,913,645 of the shares reported on the joint Schedule 13G which were beneficially owned by registered investment companies for which SAFECO Asset Management Company serves as an advisor; and (iii) SAFECO Corporation reported shared voting and dispositive power over 2,196,645 shares and disclaimed beneficial ownership over 2,185,745 of the shares reported on the joint Schedule 13G which were owned by registered investment companies for which a subsidiary of SAFECO Corporation serves as an advisor, and by employee benefit plans for which SAFECO Corporation is a plan sponsor.

(19)	Pursuant to a joint Schedule 13G filed on April 1, 2002 with the SEC: (i) FFC Partners I, L.P. reported that it had sole voting power over 1,386,186 shares and sole dispositive power over 1,331,204 shares; (ii) FFC Executive Partners I, L.P. reported sole voting power over 57,347 shares and sole dispositive power over 55,072 shares; and (iii) Ferrer Freeman & Company, LLC reported shared voting power over 1,443,533 shares and shared dispositive power over 1,386,276 shares.

Item 13.     Certain Relationships and Related Transactions

      In October 1999, we entered into a strategic alliance with Sanarus Medical, Inc., a privately held medical device company, to commercialize our proprietary cryosurgical technology in the treatment of breast cancer, benign breast tumors and gynecological diseases. The terms of the related agreements included an equity investment by us in Sanarus totaling $300,000, which represented 6.8% of all outstanding voting securities on the investment date. We also received a warrant to acquire at that time approximately 52.0% of Sanarus’ voting stock on an as-converted, fully-diluted basis, in consideration for entering into a manufacturing, supply and license agreement. In June 2001, we provided a bridge loan to Sanarus in the principal amount of $250,000, which accrued interest at the rate of 8% per annum, compounded annually. This amount was subsequently repaid in July 2001 upon Sanarus’ receipt of additional equity financing. This financing along with other financings by Sanarus reduced our ownership percentage to approximately 1.8% of Sanarus’ voting stock on an as-converted basis and reduced our maximum potential ownership percentage in Sanarus to approximately 20% on an as-converted, fully-diluted basis. In April 2003, we and other investors entered into a bridge loan financing with Sanarus in which Sanarus issued to us a convertible promissory note in the aggregate amount of $600,000 and a related stock purchase warrant with an aggregate exercise price of up to $300,000. In October 2003, we and other investors participated in an equity financing with Sanarus in which Sanarus issued to us shares of preferred stock in exchange for our cancellation of the indebtedness evidenced by our convertible promissory note. This financing along with other financings by Sanarus increased our percentage ownership to approximately 2.7% of Sanarus’ voting stock on an as-converted basis and reduced our maximum potential ownership percentage in Sanarus to approximately 7.9% on an as-converted, fully-diluted basis. Mr. Bernardoni, a current member of our Board of Directors, is an officer of Technology

Funding Inc. and a partner of Technology Funding Ltd., each of which is a general partner of specified funds that in the aggregate beneficially own more than 10% of the outstanding Series A Preferred Stock of Sanarus. Mr. Bernardoni is also currently a member of the Board of Directors of Sanarus, and Mr. Mikus, a former member of our Board of Directors, was a member of the Board of Directors of Sanarus until he resigned effective October 22, 2003.

      We received a full recourse promissory note in the principal amount of $1,028,125 in November 1999 in connection with the issuance and sale of 175,000 shares of our common stock at the fair market value on the date of sale to Jerry W. Anderson, our former Senior Vice President, Sales and Marketing and the former President of Advanced Medical Procedures LLC, our wholly owned subsidiary. The note bears interest at 5.99% per annum, compounded semi-annually. Accrued and unpaid interest is payable annually each September and the principal is due and payable in one lump sum in September 2003. We agreed to forgive principal on the note ratably over four years subject to Mr. Anderson remaining our employee. The outstanding principal balance of the note at December 31, 2001 and 2002 totaled $417,292 and $214,292, respectively. Mr. Anderson’s employment with us was terminated in August 2003.

      In March 2001, we received a promissory note in the principal amount of $42,800 from Mr. Quilty. The note accrued interest at 4.8% per annum, compounded semi-annually, and became due and payable in one lump sum in March 2003.

      In March 2001, we received a promissory note in the principal amount of $42,800 from Ms. Williams. The note accrued interest at 4.8% per annum, compounded semi-annually, and became due and payable in one lump sum in March 2003.

      Under the terms of stockholder registration rights agreements between us and some of our stockholders, if we propose to register any of our securities under the Securities Act for our own account, the parties to a registration rights agreement are entitled to notice of the registration and to include their shares of common stock in the registration. These registration rights are subject to limitations and conditions, including the rights of the underwriters of the offering to limit the number of shares included in any underwritten registration. In general, we are required to indemnify the holders of registrable securities under described circumstances and to bear the expense of the registrations, except for the selling stockholders’ pro rata portion of the underwriting discounts and commissions.

      On June 1, 2001, we entered into a consulting agreement with Dr. Strauss pursuant to which Dr. Strauss assisted us with employee recruiting and insurance reimbursement strategies. In exchange for these services, we granted to Dr. Strauss an option to purchase 10,000 shares of our common stock. This agreement was terminated on March 31, 2002, at which time such options were fully vested.

      We have entered into an employment agreement with Mr. Nydam, dated as of March 3, 2003. Under his employment agreement, Mr. Nydam’s initial base salary is $240,000 per year, and Mr. Nydam is eligible to receive an annual bonus of up to 40% of his base salary. In addition, the employment agreement provides for a cash signing bonus of $15,000, and a cash performance bonus of $10,000 promptly after we are in full compliance with our obligations as a reporting company pursuant to the Securities Exchange Act of 1934, as amended.

      Mr. Nydam’s employment agreement provides that Mr. Nydam will receive options to purchase 500,000 shares of our common stock, at an exercise price equal to the fair market value of the common stock on the grant date. These options vest as to 25% of the shares on the first anniversary of Mr. Nydam’s employment and 1/48th of the shares at the end of each monthly anniversary thereafter. The vesting will accelerate upon the occurrence of a change in control of us. These options expire on the tenth anniversary of Mr. Nydam’s employment.

      Mr. Nydam’s employment agreement also provides that Mr. Nydam will receive additional options to purchase 250,000 shares of our common stock, at an exercise price equal to the fair market value of the common stock on the grant date. These options vest upon the attainment of performance objectives that have been mutually agreed upon by us and Mr. Nydam, or 5 years, whichever occurs first. The vesting will accelerate upon the occurrence of a change in control of us. These options expire on the tenth anniversary of Mr. Nydam’s employment.

      Mr. Nydam’s employment agreement also provides that, if we terminate Mr. Nydam’s employment other than for “cause” (as defined in the employment agreement) or if Mr. Nydam terminates his employment for “good reason” (as defined in the employment agreement), then, during the 12-month period immediately following the date of Mr. Nydam’s termination, (i) we will continue to pay to Mr. Nydam his base salary and make available to Mr. Nydam the benefits made generally available by us to our employees, and (ii) his first group of options, covering 500,000 shares of common stock, will continue to vest for a one year period following such termination.

      We have entered into an employment agreement with Ms. Greenberg, dated as of March 25, 2003 and amended as of September 14, 2003. Under her employment agreement, Ms. Greenberg’s initial base salary is $185,000 per year, and Ms. Greenberg is eligible to receive an annual bonus of up to 40% of her base salary.

      Ms. Greenberg’s employment agreement provides that Ms. Greenberg will receive options to purchase 250,000 shares of our common stock, at an exercise price equal to the fair market value of the common stock on the grant date. These options vest as to 25% of the shares on the first anniversary of Ms. Greenberg’s employment and 1/48th of the shares at the end of each monthly anniversary thereafter. The vesting will accelerate upon the occurrence of a change in control of us. These options expire on the tenth anniversary of Ms. Greenberg’s employment.

      Ms. Greenberg’s employment agreement also provides that, if we terminate Ms. Greenberg’s employment other than for “cause” (as defined in the employment agreement) or if Ms. Greenberg terminates her employment for “good reason” (as defined in the employment agreement), then, during the 12-month period immediately following the date of Ms. Greenberg’s termination, (i) we will continue to pay to Ms. Greenberg her base salary and make available to Ms. Greenberg the benefits made generally available by us to our employees, and (ii) her options will continue to vest for a one year period following such termination.

      We have entered into indemnification agreements with each of our directors and executive officers, as well as with certain employees and consultants. These indemnification agreements provide that we hold harmless and indemnify each such director, officer, employee and consultant to the fullest extent authorized or permitted by law.

      In addition, these indemnification agreements provide for payment of expenses (including attorneys’ fees) actually and reasonably incurred in connection with any threatened, pending or completed proceeding to which the indemnified director, officer or employee is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that he or she is, was or at any time becomes a director, officer, employee or agent of us, or is or was serving or at any time serves at the request of us as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

      As described above under “Executive Compensation,” we also have entered into certain agreements with Messrs. Mikus, Cracchiolo, Eum and Quilty and have adopted a 2002 Executive Separation Benefits Plan.

Item 14.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K (the “Evaluation Date”), our President and Chief Operating Officer and our Senior Vice President and Chief Financial Officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are not yet effective because we are not currently able to timely file all reports required to be filed by us pursuant to Section 15(d) of the Securities Exchange Act of 1934. Our inability to timely file the required reports is due to, among other things, the fact that management’s time and attention have been consumed by the auditing and re-auditing of our financial statements for the years ended December 31, 2000, 2001 and 2002, and the resulting restatements described in note 3 to our consolidated financial statements, by the development and implementation of improvements to our internal controls and financial reporting processes, and by the internal and external investigations into the accounting and other matters described in “Item 1 — Recent Developments” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Prior to the Evaluation Date, management implemented significant changes in organization, policies and procedures designed to enhance our disclosure controls and procedures and the related internal controls. These included, among other measures, new restrictions and guidelines governing sales personnel, terms and conditions of sale and revenue recognition, new and more stringent credit approval policies, new policies governing approval, review and recording of expenditures and other legal and financial transactions, new procedures governing documentation and approval of options and warrants issued in connection with legal and financial transactions and new internal reporting procedures. Notwithstanding these changes, our controls are not yet as mature or as formal as management believes they need to be and intends them to be in the future. For this reason, management has undertaken an extensive and substantive review and evaluation of all financial transactions that, individually or collectively, could have a material impact on the information contained in this Form 10-K. These review procedures, in combination with the changes in internal control that have been implemented as of the Evaluation Date, form the basis for our determination that the financial statements and other information contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the years ended December 31, 2000, 2001 and 2002.

      (b) Changes in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

      The consolidated financial statements of Endocare, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Page

Consolidated Financial Statements of Endocare, Inc.:
Report of Ernst & Young LLP, Independent Auditors	F-1
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2002	F-3
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2000, 2001 and 2002	F-4 to F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002	F-6 to F-7
Notes to the Consolidated Financial Statements	F-8 to F-43

      (2) Financial Statement Schedules:

      Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2000, 2001 and 2002 is included in the consolidated financial statements at page F-44. All other schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

      (3) Exhibits:

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization, dated February 21, 2002, by and among the Company, Timm Medical Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.2(2)	Agreement and Plan of Merger, dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.3(6)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.4(6)	Asset Purchase Agreement, dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.5(7)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among the Company and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.6(8)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among The Company, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3.3(2)	Restated Certificate of Incorporation.
3.4(2)	Amended and Restated Bylaws of the Company.
†10.1(2)	Promissory Notes, dated August 8, 2001 and July 24, 2001, as subsequently amended, by Paul Mikus in favor of the Company.
†10.2(2)	Change in Employment Status and Settlement Agreement and Release, effective June 25, 2001, by and between the Company and William Hughes.
†10.3(2)	Consulting and Confidentiality Agreement, dated June 1, 2001, by and between the Company and Michael Strauss, M.D.
10.4(2)	Note and Warrant Purchase Agreement, dated April 1, 2001, by and among the Company, Sanarus Medical, Inc. and specified purchasers and related Convertible Promissory Note and Warrant to Purchase Series B Preferred Stock, dated April 1, 2001.
†10.5(2)	Offer of Employment, effective February 16, 2001, by and between the Company and Kevin Quilty.
†10.6(2)	Offer of Employment, effective September 22, 2000, by and between the Company and David Battles.
†10.7(2)	Offer of Employment, effective August 14, 2000, by and between the Company and Holly Williams.
†10.8(2)	Promissory Note, dated November 2, 1999, by Jerry Anderson in favor of the Company.
†10.9(2)	Promissory Note cancellations between the Company and each of Paul Mikus, Vincent Cutarelli, Jay Eum and William Hughes.

Exhibit No.	Description

†10.10(2)	Consulting Agreement, dated January 6, 1999, by and between the Company and Robert Byrnes.
†10.11(2)	Consulting Agreement, dated January 6, 1999, by and between the Company and Alan Kaganov.
10.12(2)	Loan and Security Agreement, dated October 1, 1998, by and between the Company and Advanced Medical Procedures, LLC and related Revolving Promissory Note, dated October 1, 1998.
†10.13(2)	Guarantor Security Agreement, dated October 1, 1998, by and between the Company and Robert Byrnes.
10.14(2)	Scientific Advisory Board Agreement, dated December 2, 1997, by and between the Company and Foundation Research, Inc.
†10.15(2)	Consulting Agreement, dated May 27, 1997, by and between the Company and Bob Byrnes.
†10.16(3)	Offer of Employment, dated June 11,2001, by and between the Company and John V. Cracchiolo.
†10.17(3)	Compensation Agreement, dated June 25, 2001, by and between the Company and John V. Cracchiolo.
10.18(4)	Global Supply and Market Access Agreement, dated September 21, 2001, by and between the Company and CryoCath Technologies, Inc.*
10.19(4)	Distribution Agreement, dated September 25, 2001, by and between the Company and Qualigen, Inc.*
10.20(9)	Lease Agreement, dated November 26, 2001 by and between the Company and the Irvine Company.
†10.21(9)	Form of Indemnification Agreement by and between the Company and its directors.
†10.22(9)	Form of Indemnification Agreement by and between the Company and its executive officers.
†10.23(10)	1995 Director Option Plan (as amended and restated through March 2, 1999).
†10.24(13)	1995 Stock Plan (as amended and restated through April 16, 2002).
†10.25	2002 Supplemental Stock Plan.
†10.26(5)	Amended and Restated Stock Option Agreement (with Notice of Grant of Stock Option), dated November 26, 2001 by and between the Company and John Cracchiolo.
10.27(7)	Promissory Note, dated July 15, 2002, issued by U.S. Medical Development, Inc. to the Company.
10.28(8)	First Amended and Restated Promissory Note, dated September 30, 2002, issued by U.S. Medical Development, Inc. to the Company.
†10.29	Employment Agreement, effective as of May 1, 2002, by and between the Company and Holly Williams.
10.30(12)	Registration Rights Agreement, dated as of February 21, 2002, by and among the Company and the parties listed on Schedule A thereto.
10.31	Registration Rights Agreement, dated as of May 28, 2002, by and between the Company and Cryomedical Sciences, Inc.
†10.32	Letter Agreement, dated June 11, 1999, by and between the Company and Jerry Anderson
10.33	Blanket Purchase Agreement, effective April 1, 2002, by and between Timm Medical Technologies, Inc. and the U.S. Department of Veterans Affairs
†10.34	2002 Executive Separation Benefits Plan
16.1(11)	Letter, dated November 17, 2003, from KPMG LLP regarding change in certifying accountant.
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP; Independent Auditors.
24.1	Power of Attorney, included on signature pages.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for William J. Nydam.

Exhibit No.	Description

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Nydam.
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or corporate plan or arrangement

(1)	Previously filed on Form 8-K on March 5, 2002.

(2)	Previously filed with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed on Form 10-Q for the quarter ended June 30, 2001.

(4)	Previously filed on Form 10-Q for the quarter ended September 30, 2001.

(5)	Previously filed with our Registration Statement on Form S-8 filed on January 31, 2002.

(6)	Previously filed on Form 10-Q for the quarter ended June 30, 2002.

(7)	Previously filed on Form 8-K on August 16, 2002.

(8)	Previously filed on Form 8-K on October 15, 2002.

(9)	Previously filed on Form 10-K for the year ended December 31, 2001.

(10)	Previously filed with our Registration Statement on Form S-8 filed on June 22, 1999.

(11)	Previously filed with our preliminary proxy statement for the 2003 annual meeting filed on November 26, 2003.

(12)	Previously filed with our Registration Statement on Form S-3 filed on May 15, 2002.

(13)	Previously filed with our definitive proxy statement for the 2002 annual meeting filed on April 30, 2002.

      (b) Reports on Form 8-K

      We filed a Form 8-K under Item 5 on October 15, 2002, announcing that we had consummated the acquisition of the mobile prostate treatment businesses of USMD and announcing an amendment to the Partnership and Limited Liability Company Membership Interest Purchase Agreement between us and USMD, dated August 12, 2002.

      We filed a Form 8-K under Item 5 on December 19, 2002, announcing that we had terminated the employment of our acting Vice President of Finance and General Manager of our Minneapolis operations, Joseph A. Hafermann, for cause pursuant to the terms of an employment agreement by and between us and Mr. Hafermann.

Supplemental Information

      We have not sent an annual report or proxy materials to our stockholders as of the date of this Annual Report on Form 10-K. We intend to provide our stockholders with an annual report and proxy materials after the filing of this Annual Report on Form 10-K, and we will furnish the annual report to the SEC at that time.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARE, INC.

Date: December 2, 2003	By:	/s/ WILLIAM J. NYDAM William J. Nydam President and Chief Operating Officer

POWER OF ATTORNEY

      Know all men by these present, that each person whose signature appears below constitutes and appoints William J. Nydam and Katherine Greenberg, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. NYDAM William J. Nydam	President and Chief Operating Officer (principal executive officer)	December 2, 2003

/s/ KATHERINE GREENBERG Katherine Greenberg	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	December 2, 2003

/s/ PETER F. BERNARDONI Peter F. Bernardoni	Director	December 2, 2003

/s/ ROBERT F. BYRNES Robert F. Byrnes	Director	December 2, 2003

/s/ BENJAMIN GERSON, M.D. Benjamin Gerson, M.D.	Director	December 2, 2003

Signature	Title	Date

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director (lead director)	December 2, 2003

/s/ TERRENCE A. NOONAN Terrence A. Noonan	Director	December 2, 2003

/s/ MICHAEL J. STRAUSS, M.D. Michael J. Strauss, M.D.	Director	December 2, 2003

/s/ THOMAS R. TESTMAN Thomas R. Testman	Director	December 2, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors

Endocare, Inc.

      We have audited the accompanying consolidated balance sheets of Endocare, Inc. (the Company) and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocare, Inc. and subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

September 9, 2003, except for
     Note 13, as to which the
     date is October 1, 2003 and Note 6,
     as to which the date is October 13, 2003

ENDOCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

	2000	2001	2002

	Restated	Restated
Total Revenues	$6,567,948	$13,036,566	$30,916,425
Costs and expenses:
Cost of revenues	3,756,779	6,208,258	16,484,396
Research and development	2,371,416	2,543,557	2,899,866
Selling, general and administrative	13,435,992	15,728,183	33,769,442
Goodwill impairment and other charges	—	—	20,311,293

Total costs and expenses	19,564,187	24,479,998	73,464,997

Loss from operations	(12,996,239)	(11,443,432)	(42,548,572)
Loss on minority investment	—	(250,000)	—
Interest income	589,003	771,982	1,013,343
Interest expense	(1,421,219)	(531,028)	(6,839)

Loss before minority interests	(13,828,455)	(11,452,478)	(41,542,068)
Minority interests	—	—	(443,678)

Net loss	$(13,828,455)	$(11,452,478)	$(41,985,746)

Net loss per share of common stock — basic and diluted	$(1.08)	$(0.68)	$(1.76)

Weighted-average shares of common stock outstanding	12,757,000	16,741,000	23,822,000

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31

	2001	2002

	Restated
ASSETS
Current assets:
Cash and cash equivalents	$81,886,801	$18,177,825
Available for sale securities	—	22,183,160
Accounts receivable less allowances for doubtful accounts and sales returns of $667,552 and $2,226,432 at December 31, 2001 and 2002, respectively	4,832,963	4,604,576
Inventories	2,129,797	4,491,642
Prepaid expenses and other current assets	362,951	640,758

Total current assets	89,212,512	50,097,961
Property and equipment, net	1,749,126	8,244,693
Goodwill	—	17,538,224
Intangibles, net	656,374	15,763,323
Investments and other assets	3,475,594	983,754

Total assets	$95,093,606	$92,627,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,807,500	$2,932,439
Accrued compensation	1,020,462	2,816,320
Other accrued liabilities	1,385,078	7,327,703

Total current liabilities	4,213,040	13,076,462
Minority interests	—	928,741
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 22,051,826 and 24,148,254 shares issued and outstanding at December 31, 2001 and 2002, respectively	22,079	24,350
Additional paid-in capital	138,337,026	169,935,487
Accumulated deficit	(46,945,837)	(88,931,583)
Receivable from stockholder	(471,292)	(214,292)
Accumulated other comprehensive income, net of tax	—	12,466
Deferred compensation	—	(132,045)
Treasury stock at cost, 27,000 and 201,200 shares at December 31, 2001 and 2002, respectively	(61,410)	(2,071,631)

Total stockholders’ equity	90,880,566	78,622,752

Total liabilities and stockholders’ equity	$95,093,606	$92,627,955

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

						Accumulated
						Other			Total
	Common Stock					Comprehensive			Stockholders’
			Additional	Accumulated	Receivable From	Income, Net	Unearned	Treasury	Equity
	Shares	Capital	Paid-In Capital	Deficit	Stockholder	of Tax	Compensation	Stock	(Deficiency)

Balance at December 31, 1999	11,248,323	$11,248	$20,310,010	$(19,773,625)	$(1,028,125)	$—	$—	$—	$(480,492)
Restatement adjustments	(27,000)	—	2,341,622	(1,891,279)	42,833	—	—	(61,410)	431,766

Balance at December 31, 1999 (restated)	11,221,323	11,248	22,651,632	(21,664,904)	(985,292)	—	—	(61,410)	(48,726)
Net loss (restated)	—	—	—	(13,828,455)	—	—	—	—	(13,828,455)
Private placement of common stock, net (restated)	1,509,440	1,509	18,331,889	—	—	—	—	—	18,333,398
Conversion of convertible debentures and accrued interest, net (restated)	1,588,545	1,589	7,431,124	—	—	—	—	—	7,432,713
Common stock issued for domain name	20,000	20	434,980	—	—	—	—	—	435,000
Common stock issued, other (restated)	7,216	8	100,675	—	—	—	—	—	100,683
Warrants issued for patents (restated)	—	—	353,670	—	—	—	—	—	353,670
Warrants issued to finance debt, net (restated)	—	—	122,444	—	—	—	—	—	122,444
Stock options and warrants exercised	645,125	645	1,199,386	—	—	—	—	—	1,200,031
Compensation related to issuance of options and warrants to consultants for services (restated)	—	—	1,513,506	—	—	—	—	—	1,513,506
Forgiveness of receivable from stockholder (restated)	—	—	—	—	257,000	—	—	—	257,000

Balance at December 31, 2000 (restated)	14,991,649	15,019	52,139,306	(35,493,359)	(728,292)	—	—	(61,410)	15,871,264
Net loss (restated)	—	—	—	(11,452,478)	—	—	—	—	(11,452,478)
Secondary offering of common stock, net (restated)	4,600,000	4,600	72,573,737	—	—	—	—	—	72,578,337
Conversion of convertible debentures and accrued interest, net (restated)	1,128,733	1,129	7,240,512	—	—	—	—	—	7,241,641
Common stock issued in exchange for investment	213,010	$213	$2,837,080	$—	$—	$—	$—	$—	$2,837,293
Common stock issued for patents (restated)	20,921	21	149,979	—	—	—	—	—	150,000
Common stock issued, other (restated)	20,883	21	73,144	—	—	—	—	—	73,165
Stock options and warrants exercised (restated)	1,076,630	1,076	2,550,241	—	—	—	—	—	2,551,317

ENDOCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) — (Continued)

						Accumulated
						Other			Total
	Common Stock					Comprehensive			Stockholders’
			Additional	Accumulated	Receivable From	Income, Net	Unearned	Treasury	Equity
	Shares	Capital	Paid-In Capital	Deficit	Stockholder	of Tax	Compensation	Stock	(Deficiency)

Compensation related to issuance of options and warrants to consultants for services (restated)	—	—	773,027	—	—	—	—	—	773,027
Forgiveness of receivable from stockholder (restated)	—	—	—	—	257,000	—	—	—	257,000

Balance at December 31, 2001 (restated)	22,051,826	22,079	138,337,026	(46,945,837)	(471,292)	—	—	(61,410)	90,880,566
Comprehensive income (loss):
Net loss	—	—	—	(41,985,746)	—	—	—	—	(41,985,746)

Unrealized gain on available for sale securities, net	—	—	—	—	—	12,466	—	—	12,466

Comprehensive income (loss)	—	—	—	(41,985,746)	—	12,466	—	—	(41,973,280)
Common stock issued and options assumed in Timm Medical acquisition	1,620,530	1,621	25,739,507	—	—	—	(165,114)	—	25,576,014
Common stock issued for patents and covenant not to compete	220,022	220	3,256,919	—	—	—	—	—	3,257,139
Stock options and warrants exercised	430,076	430	2,033,128	—	—	—	—	—	2,033,558
Amortization of options issued to employees	—	—	—	—	—	—	33,069	—	33,069
Compensation related to issuance of options and warrants to consultants for services	—	—	568,907	—	—	—	—	—	568,907
Repurchase of treasury stock	(174,200)	—	—	—	—	—	—	(2,010,221)	(2,010,221)
Forgiveness of receivable from stockholder	—	—	—	—	257,000	—	—	—	257,000

Balance at December 31, 2002	24,148,254	$24,350	$169,935,487	$(88,931,583)	$(214,292)	$12,466	$(132,045)	$(2,071,631)	$78,622,752

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

	2000	2001	2002

	Restated	Restated
Cash flows from operating activities:
Net loss	$(13,828,455)	$(11,452,478)	$(41,985,746)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	824,922	716,336	3,095,472
Compensation expense related to issuance of options and warrants	1,513,506	773,027	601,976
Goodwill impairment and other charges	—	—	20,311,293
Loss on minority investment	—	250,000	—
Minority interests	—	—	443,678
Forgiveness of receivable from stockholder	257,000	257,000	257,000
Amortization of deferred financing costs	540,879	229,847	—
Common stock issued for interest payable	549,098	143,337	—
Changes in operating assets and liabilities:
Accounts receivable	(1,052,623)	(2,770,285)	1,366,069
Inventories	(938,659)	(808,885)	(3,508,305)
Prepaid expenses and other current assets	(26,456)	(163,842)	(198,366)
Other assets	46,970	(241,428)	246,111
Accounts payable	727,577	(437,547)	76,123
Accrued compensation	199,320	(88,961)	422,608
Other accrued liabilities	521,908	58,758	4,255,072

Net cash used in operating activities	(10,665,013)	(13,535,121)	(14,617,015)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(24,092,497)
Purchases of property and equipment	(325,349)	(672,738)	(2,075,575)
Purchase of minority investment	(250,000)	—	—
Intangibles	—	(50,339)	—
Loan made to investee	—	(250,000)	—
Repayment of loan made to investee	—	250,000	—
Partnership distributions to minority interests	—	—	(776,532)
Purchases of available-for-sale securities	—	—	(22,170,694)

Net cash used in investing activities	(575,349)	(723,077)	(49,115,298)

Cash flows from financing activities:
Proceeds from credit facility	2,000,000	—	—
Payments made on credit facility and other debt	(3,078,815)	(1,074,268)	—
Proceeds from issuance of debentures	8,000,000	—	—
Debt issuance costs and other	(663,438)	—	—
Proceeds from private placement	18,333,398	—	—
Proceeds from secondary offering	—	72,578,337	—
Proceeds from other issuance of common stock	100,683	73,165	—

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31

	2000	2001	2002

	Restated	Restated
Stock options and warrants exercised	1,200,031	2,551,317	2,033,558
Repurchase of treasury stock	—	—	(2,010,221)

Net cash provided by financing activities	25,891,859	74,128,551	23,337

Net increase (decrease) in cash and cash equivalents	14,651,497	59,870,353	(63,708,976)
Cash and cash equivalents, beginning of year	7,364,951	22,016,448	81,886,801

Cash and cash equivalents, end of year	$22,016,448	$81,886,801	$18,177,825

Non-cash activities:
Convertible debentures and accrued interest converted to common stock, net of unamortized deferred financing costs of $1,616,385 and $458,694 at December 31, 2000 and 2001, respectively	$7,432,713	$7,241,641	$—
Warrants issued to finance debt	122,444	—	—
Warrants issued for patents	353,670	—	—
Common stock issued for trademark and domain name	435,000	—	—
Transfer of inventory to property and equipment for placement at customer sites	781,294	10,251	2,902,184
Common stock exchanged for investment in U.S. Medical Development, Inc.	—	2,837,293	—
Common stock issued and options assumed in the acquisition of Timm Medical	—	—	25,741,128
Common stock issued for patents and covenant not to compete	—	150,000	3,257,139
Unrealized gain on available-for-sale securities	—	—	12,466

Other supplemental information:
Interests paid	$526,238	$776,055	$—
Income taxes paid	1,600	1,600	1,600

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of the Company

      Endocare, Inc. (“Endocare” or the “Company”) is a medical device company focused on developing, manufacturing and selling cryoablation products with the potential to improve the treatment of cancer. The Company was formed in 1990 as a research and development division of Medstone International, Inc., a manufacturer of shockwave lythotripsy equipment for the treatment of kidney stones. Following its incorporation under the laws of the state of Delaware in 1994, the Company became an independent, publicly owned corporation upon Medstone’s distribution of the Company’s stock to the existing stockholders on January 1, 1996.

      The Company initially concentrated on developing devices for the treatment of prostate cancer. The Company commenced sales of its Food and Drug Administration, or FDA-approved Cryocare Surgical System in the United States in 1999. Because of the Company’s initial concentration on prostate cancer, a majority of its sales and marketing resources are directed towards the promotion of its cryoablation technology to urologists for the treatment of prostate and renal cancer. The Company is also expanding its focus across a number of surgical markets, including the ablation of tumors in the kidney, lung and liver, as well as for pain management in patients with metastatic bone cancer. Accordingly, Endocare recently formed a new sales and marketing group to focus on the radiology market where its products can be used to treat these other cancer sites.

      Endocare primarily markets and sells its products and services directly to hospitals and other medical professional organizations. Internationally, the Company markets its products through distributors and other third-parties. Through the Company’s subsidiaries, Endocare also contracts with health plans and hospitals in the United States for the use of its Cryocare Surgical Systems in cryoablation treatments for prostate diseases on a per-procedure fee basis.

      The Company also offers the ErecAid line of vacuum therapy systems, which include the SurErec system, Classic system, and Esteem system — a non-pharmaceutical treatment of erectile dysfunction and penile rehabilitation following treatment for cancer. The Company acquired these product lines in the first quarter of 2002 through the acquisition of the assets of Timm Medical Technologies, Inc. (“Timm Medical”), a provider of vacuum pumps for the treatment of erectile dysfunction. Through the Timm Medical acquisition, the Company also acquired or obtained marketing rights to a number of other products, many of which have been or may be divested, including the urological prostheses product line and certain products used in the diagnosis and treatment of erectile dysfunction, urinary incontinence and benign prostate hyperplasia (“BPH”). This acquisition also expanded the Company’s sales and marketing organization (see Note 5).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include: determination of allowances for uncollectible accounts and sales returns, warranty obligations, reserves for excess and obsolete inventory, valuation allowances for investments and deferred tax assets, impairment of

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-lived and intangible assets, determination of stock-based compensation to employees and consultants, and reserves for litigation. The Company cannot predict what effect, if any, that these or other events or circumstances may have on its financial position, results of operations and cash flows.

Revenue Recognition

      Revenues from sales of Cryocare Surgical Systems, disposable cryoprobes and other urological products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. The Company also contracts with medical facilities and healthcare payors for the use of the Cryocare Surgical Systems in cryoablation treatments and the Company charges a per-procedure, or bundled, fee. The bundled fee typically includes a procedure “kit” containing cryoprobes and other disposables needed to perform a cryoablation procedure, in addition to a service component. The service component of the bundled fee generally consists of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment. The medical facilities and healthcare payors are billed for procedures performed using Cryocare Surgical Systems owned by the Company and by third parties that are placed at or transported to the treatment site. The Company receives procedure fee revenue from the payors and remits a portion of the fee to a third party for the use of the Cryocare Surgical System if not owned by the Company. The fee is recorded as revenue in the period when the procedure is performed and, where applicable, a service fee paid for the Cryocare Surgical System owned by a third party is included in cost of revenues. The cost of revenues for the bundled services includes depreciation related to Company owned Cryocare Surgical Systems over an estimated useful life of three years.

      The Company has deferred the recognition of certain Cryocare Surgical System revenues where it has granted future minimum procedure fee guarantees. Deferred revenues are adjusted in future periods when the minimum procedure fee guarantees have been met. Deferred revenue at December 31, 2000, 2001, and 2002, totaled $0, $119,000 (restated) and $1,082,000, respectively (included in other accrued liabilities).

      In 2000, sales to Charleson International, Ltd. accounted for 10% of total revenues. In 2001, sales to U.S.M.D., Ltd. accounted for 31.5% of total revenues. No other customers accounted for more than 10% of total revenues in 2000 and 2001 and no individual customer accounted for more than 10% of total revenues in 2002. The Company derives over 85% from sales in the United States during this three-year period. See Notes 5, 6 and 12.

      The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. Accounts receivable are carried at original invoice amount less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. International shipments are billed and collected by the Company in U.S. dollars. Allowances are provided for known and anticipated credit losses as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Inventories

      Inventories, consisting of raw materials, works-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. The Company evaluates the adequacy of these reserves periodically.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets, including Intangible Assets Subject to Amortization

      In August 2001, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and was effective for fiscal years beginning after December 15, 2001. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops an accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 on January 1, 2002, had no effect on the Company’s financial position, operating results or cash flows.

      The Company reviews long-lived assets and asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company considers assets to be impaired and writes them down to fair value if estimated cash flows associated with those assets are less than their carrying amounts. Fair value is based upon the present value of the associated cash flows. The Company has determined that no long-lived assets were impaired at December 31, 2002.

Property and Equipment

      Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which range from two to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term. Cryosurgical equipment placed at customer sites for use with the Company’s disposable cryoprobes is depreciated into cost of revenues over estimated useful lives of three years. Repair and maintenance costs are expensed as incurred.

Deferred Financing Costs

      Deferred financing costs are included in other assets in the consolidated balance sheets and are amortized into interest expense over the lives of the respective debt.

Goodwill and Intangible Assets

      The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill and identifiable intangible assets. The Company had no reported goodwill prior to January 1, 2002. The Company does not amortize goodwill which is consistent with the provisions of SFAS No. 142, Goodwill and other Intangible Assets. Intangible assets that are deemed to have finite useful lives are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of such intangible assets are as follows:

Trade name	15 years
Domain name	5 years
Covenant not to compete	3 to 5 years
Developed technology	15 years
Patents	3 to 15 years

      Changes in circumstances (for example, changes in laws or regulations to which we are subject, technological advances or changes in the Company’s strategies) may result in changes to the useful lives from

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial estimates. Factors such as changes in the planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements and may result in shorter useful lives. In such circumstances, the Company will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life. There were no changes in estimated useful lives during 2000, 2001 and 2002. In the fourth quarter of 2002, the Company recorded a $17,984,000 impairment charge relating to the goodwill arising from the Timm Medical acquisition (see Note 4).

      Amortization expense for each of the years ending December 31 will consist of the following amounts:

2003	$1,419,514
2004	1,410,488
2005	1,325,238
2006	1,243,488
2007	1,178,863
Thereafter	9,185,732

$15,763,323

      Amortization expense totaled $249,865 (restated), $288,167 (restated) and $1,201,533 in 2000, 2001 and 2002, respectively.

Available-for-Sale Securities

      The Company invests its funds in a diversified portfolio of marketable debt securities, which consist of corporate bonds, government agencies securities and commercial paper. Available-for-sale securities are classified as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fair values of marketable securities are based on quoted prices in active markets. Unrealized gains or losses, net of applicable income taxes, are recorded as a component of accumulated other comprehensive income in stockholders’ equity. Investments are periodically evaluated to determine if an other-than-temporary decline in value has occurred. Such evaluation is dependent on specific facts and circumstances and includes factors, such as the market value of the security in relation to its cost basis, the financial condition of the subject investment and the intent and ability to hold the investment for a sufficient period of time to allow for recovery in market value. Realized gains and losses and unrealized losses judged to be other-than-temporary are included in the determination of net income. The cost of securities sold is determined using the specific-identification method. Since these securities are available for use in current operations, they are classified as current assets without regard to the securities’ contractual maturity dates.

      Following is a summary of available-for-sale securities at December 31, 2002 (gross unrealized gains and losses are not presented as they are immaterial):

	Amortized	Estimated
	Cost	Fair Value

U.S. government and federal agency securities	$3,000,000	$3,009,390
Municipal bonds	15,100,000	15,100,000
Corporate bonds	1,000,000	1,080,820
Commercial paper	3,000,000	2,992,950

Total	$22,100,000	$22,183,160

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturities of investments at December 31, 2002 are as follows:

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$4,000,000	$4,073,770
Due after one year through five years	3,000,000	3,009,390
Due after five years through 10 years	3,200,000	3,200,000
Due after 10 years	11,900,000	11,900,000

Total	$22,100,000	$22,183,160

      There were no available-for-sale securities at December 31, 2001.

Other Investments

      Other investments primarily consist of strategic investments of less than 20% equity interest in certain companies acquired in conjunction with various strategic alliances. These represent minority interests in start-up technology companies and mobile medical service providers. The Company does not have the ability to exercise significant influence over any of these companies; therefore, they are recorded at cost and accounted for under the cost method of accounting. Realized gains and losses are recorded in interest and other income when related investments are sold. Investments in privately held companies are regularly assessed for impairment through review of operations and indicators of continued viability. Reviews of operations to assess the carrying values include evaluation of operating performance, financing status, liquidity prospects and cash flow forecasts. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other-than-temporary. These investments are included in investments and other assets.

Product Warranties

      In November 2002, the FASB issued Financial Interpretation Number (FIN) 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which is effective for all financial statement periods ending after December 14, 2002. FIN 45 expands the disclosure requirements for companies providing product warranties and other guarantee contracts. Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods up to two years after the sale date, except for the erectile dysfunction products, which are subject to a limited lifetime warranty. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company’s warranty costs and liability (included in other accrued liabilities) was not significant.

Research and Development

      Research and development expenditures primarily include personnel, clinical studies, and material expenses incurred to design, create, and test prototypes. These expenditures are charged to operations as incurred until technological feasibility has been established.

Advertising

      Amounts incurred for advertising costs are included in selling, general and administrative expenses as incurred and totaled $505,599 (restated), $424,402 (restated), and $1,591,009, for the years ended December 31, 2000, 2001 and 2002, respectively.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, primarily consist of cash and cash equivalents, available-for-sale securities, and accounts receivable. The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Available-for-sale securities are invested under the direction of the Board of Directors. The Company’s receivables are derived primarily from sales of Cryocare Surgical Systems, disposable CryoProbes and other urological products to medical facilities, medical groups and urologists, and procedure fees generated from medical facilities that are not considered high credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses.

Fair Value of Financial Instruments

      The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its invested cash without significantly increasing risk of loss. The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and accrued liabilities. At December 31, 2002, the carrying amounts of current assets and liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization.

Risks and Uncertainties

      The Company’s profitability depends in large part on increasing its revenue base and effectively managing costs of sales, customer acquisition costs and administrative overhead. The Company continually reviews its pricing and cost structure to select the optimal revenue and distribution models. Several factors could adversely affect revenues and costs, such as changes in health care practices, payor reimbursement, inflation, new technologies, competition and product liability litigation, which are beyond any company’s control and could adversely affect the Company’s ability to accurately predict revenues and effectively control costs. Many purchasers of the Company’s products and services rely upon reimbursement from third-party payors, including Medicare, Medicaid and other government or private organizations. These factors could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Segment Information

      The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Each of the Company’s subsidiaries manufactures, markets and sells urological products and services to insurers and health care providers. They share similar characteristics in the customers they serve, the nature of products and services provided and the methods by which the products and services are distributed. The subsidiaries are also subject to similar regulatory environment and long-term economic prospects. As such, the Company has one reportable segment.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Off-Balance Sheet Financings and Liabilities

      Other than lease commitments, legal contingencies incurred in the normal course of business, and employment contracts, the Company does not have any off-balance sheet financing arrangements or liabilities. In addition, the Company’s policy is not to enter into derivative instruments, futures or forward contracts. The Company’s business is transacted solely in U.S. dollars and, while future fluctuations of the U.S. dollar may affect the price competitiveness of the Company’s products, there is no known significant direct foreign currency exchange rate risk. Finally, the Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Stock-Based Compensation

      At December 2002, the Company had four stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options granted to employees is reflected in net income (loss) and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for fixed awards subject to vesting is recognized pro rata over the vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

      In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair-value method of accounting for stock-based employee compensation prescribed in SFAS No. 123. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company has adopted the disclosure requirements of SFAS No. 148 but has not evaluated the impact of the remaining elements of SFAS No. 148 on its financial position, results of operations, or cash flows.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Year Ended December 31

	2000	2001	2002

	Restated	Restated
Net loss, as reported(a)	$(13,828,455)	$(11,452,478)	$(41,985,746)
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards(b)	—	—	33,069
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense	(1,190,625)	(2,020,142)	(4,075,475)

Net adjustment	(1,190,625)	(2,020,142)	(4,042,406)

Net loss, as adjusted	$(15,019,080)	$(13,472,620)	$(46,028,152)

Basic and diluted loss per share:
As reported	$(1.08)	$(0.68)	$(1.76)

As adjusted	(1.18)	(0.80)	(1.93)

(a)	The Company issues stock options and warrants to consultants for services performed. Compensation expense for the fair value of these options is determined by the Black-Scholes option pricing model and is charged to operations over the service period or as the performance goals are achieved. Such expense is included in net loss as reported.

(b)	Since the Company issues options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense is recorded for options issued to employees, except for compensation expense equal to the intrinsic value of unvested options assumed in the Timm Medical acquisition and amortized over the remaining vesting period.

Net Loss Per Share

      Basic loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options, warrants and other potentially dilutive securities. Dilutive loss per share for each of the three years in the period ended December 31, 2002 is calculated using only the weighted-average number of common shares outstanding during the periods, as the inclusion of stock options and warrants would have been antidilutive. Accordingly, diluted loss per share equals basic loss per share for each of the three years in the period ended December 31, 2002.

Taxes

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is also subject to other taxes, including capital taxes, sales and use taxes, and various other state and local taxes, which are assessed on a basis other than taxable income. These taxes totaled $362,000 (restated), $693,000 (restated) and $1,887,000 during 2000, 2001 and 2002, respectively, and are included in selling, general and administrative expenses. Taxes payable at December 31, 2001 and 2002 were $742,000 (restated) and $2,194,000, respectively (included in other accrued liabilities).

Accounting Pronouncements Not Yet Adopted

      In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued. This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

      In May 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases or SFAS No. 28, Accounting for Sales with Leasebacks, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

      In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, was issued. This statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that a liability for an exit cost be recognized upon the entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS No. 150 requires that certain financial instruments previously reported as equity be reported as liabilities (such as mandatorily redeemable equity instruments and buy-sell arrangements). Depending on the type of financial instrument, it will be accounted for at either fair value or present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. In the past, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The statement is effective for instruments entered into or altered after May 31, 2003, and is otherwise effective for interim periods ending after June 15, 2003.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the disclosure requirements of FIN No. 45 as described above in Product Warranties, FIN No. 45 requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of FIN No. 45 does not apply to certain guarantee contracts, such as warranties, derivatives or guarantees between either parent and subsidiaries or corporations under common control, although disclosures of such guarantees is required. For contracts that are within the initial recognition and measurement provisions of FIN No. 45, the provisions are to be applied to guarantees issued or modified after December 31, 2002.

      In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, was issued. FIN 46 clarifies existing accounting principles that determine when a company should include in its financial statements the assets, liabilities and activities of another entity when the equity investors do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply to variable interest entities (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) created after January 31, 2003. The Company is required to perform this assessment by September 30, 2003, and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

      The adoption of the provisions of these pronouncements is not expected to have a material impact on the Company’s results of operations, financial position, cash flows and related disclosures. Management has not yet performed the assessment required under FIN No. 46; however, it is not aware of any material variable interest entity that it may be required to consolidate.

3.	Restatement of Financial Statements

      On October 24, 2002, the former General Manager of Timm Medical reported to the Board of Directors his concerns regarding the accounting for several transactions. The Company’s Audit Committee promptly directed outside legal counsel to investigate the accounting concerns. On October 31, 2002, the Audit Committee’s legal counsel engaged an accounting firm independent of the Company’s auditors to investigate the complaints. On December 11, 2002, the Company’s independent auditors notified the Company that their audit report on the Company’s consolidated financial statements as of December 31, 2001, and for the year then ended, had been withdrawn and could no longer be relied upon. In addition, the independent auditors advised that the consolidated financial statements for the quarters ended March 31, 2002 and June 30, 2002 should not be relied upon. Trading of the Company’s stock on The Nasdaq Stock Market was halted on December 12, 2002. The Company was delisted effective January 16, 2003 and has been trading in the so-called “pink-sheets” since that date.

      The Company hired a new President and Chief Operating Officer and a new Chief Financial Officer in March 2003. The Company’s Board of Directors, upon recommendation of the Audit Committee, approved dismissal of the Company’s independent auditors effective March 7, 2003. On April 1, 2003, the Company appointed new independent auditors and engaged them to re-audit the Company’s consolidated financial statements for years ended December 31, 2000 and 2001 and to audit its consolidated financial statements for the year ended December 31, 2002. In September 2003, the Company’s former auditors notified the Company that they were withdrawing their reports on the Company’s consolidated financial statements for the years ended December 31, 1999 and 2000 and that these financial statements could no longer be relied upon.

      To address the matters discovered in the investigations, the Company has implemented remedial actions, including improved controls over sales representatives and sales orders, new and more stringent credit approval policies, the adoption of improved expense recognition and approval policies, improved controls and documentation over the issuance of options and warrants in financial transactions, and new internal reporting procedures.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The discovery of accounting errors required the Company to restate previously issued financial statements. Following are explanations of the restatement adjustments and presentation of affected accounts in the consolidated statements of financial position and results of operations as previously reported and as restated

Revenues

      The Company discovered that its revenue had been overstated relating to the sale of Cryocare Surgical System units and cryoprobes because certain sales did not meet all revenue recognition criteria required under Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company restated previously recognized revenues related to certain Cryocare Surgical Systems and cryoprobes transactions by $103,000 for 2000, $2,685,000 for 2001, $1,133,000 (unaudited) for the quarter ended March 31, 2002, and $2,592,000 (unaudited) for the quarter ended June 30, 2002. These adjustments primarily relate to the following:

a. Revenues previously recorded in the period in which certain Cryocare Surgical Systems were shipped to a company-controlled facility. These revenues were restated to record such revenues in the period the customer actually took possession.

b. Concessions provided to certain customers purchasing Cryocare Surgical Systems that were not accounted for in the period the revenues were recorded. Restated revenues include recording concessions for advertising allowances, grants, interest buy-downs, extended warranties, free equipment and upgrades, in the period the Cryocare Surgical Systems were sold.

c. Guarantees made to certain customers for minimum procedure fee revenue from the use of purchased Cryocare Surgical Systems for which the future cost of providing the guarantee was not appropriately accrued. Restated revenues reflect the deferral of the portion of Cryocare Surgical Systems revenues associated with the minimum procedure fees until the minimum procedure fee guarantees were fulfilled.

d. Revenues previously recorded for certain Cryocare Surgical Systems sales where the customers’ commitment or ability to pay was contingent upon the customer’s arranging financing, the sale to a newly formed partnership, or the re-sale by a distributor to a third-party. Restated revenues reflect the recording of Cryocare Surgical Systems sales in the period the contingency was removed or payment received.

e. The sale of a Cryocare Surgical System to a customer where the Company failed to record a customer trade-in of a competitor’s equipment at the appropriate value and in the proper period. Restated revenues and property and equipment reflect the customer trade-in at the lower fair-value of the equipment received in the period of the exchange.

f. Sales of cryoprobes in June 2002 to USMD pursuant to a pre-existing distribution agreement and subsequent repurchase of the unused inventory following the acquisition of interests in certain cryosurgical partnerships in September 2002 (see Note 5). The repurchased cryoprobes are reported as a reduction in June 2002 revenues, and reductions in cost of sales for September 2002 and subsequent periods.

g. Receipt of certain licensing fees and milestone payments where these licensing fees were recorded as revenue in the period received, and payments for volume discounts determined on a retrospective basis where these payments were recorded as cost of sales when paid. Licensing fees and milestone payments are recorded net of volume discounts as restated revenues in the period they were earned.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenues

      The Company made certain adjustments to increase cost of revenues, which totaled $744,000 for 2000, $785,000 for 2001, $544,000 (unaudited) for the first quarter of 2002, and $751,000 (unaudited) for the second quarter of 2002. These adjustments primarily relate to the following:

a. Failure to properly apply standard costing to its inventory, or to allow for shrinkage, excess and obsolescence. Additionally, depreciation of Cryocare Surgical Systems placed at hospital locations was not consistently recorded. Restated cost of revenues reflects the effects of properly valuing inventory and depreciating placed Cryocare Surgical Systems.

b. Incorrect omission from the preliminary purchase price allocation for the Timm Medical acquisition of certain amortizable developed technology (see Note 5). Restated cost of revenues reflects increased amortization since the date of the Timm Medical acquisition.

c. Reclassification to cost of revenues certain research and development and quality assurance expenses related to routine manufacturing operations.

Selling, General and Administrative Expenses and Research and Development Costs

      The Company made certain adjustments to increase selling, general and administrative expenses (S,G&A), which totaled $1,206,000 for 2000, $2,557,000 for 2001, $2,193,000 (unaudited) for the first quarter of 2002 and $3,417,000 (unaudited) for the second quarter of 2002, and to reduce research and development costs by $832,000 in 2000, $995,000 in 2001, $213,000 (unaudited) in the first quarter of 2002, and $214,000 (unaudited) in the second quarter of 2002. These adjustments primarily relate to the following:

a. Failure to consistently accrue expenses in the periods when the obligations were incurred, including accrual of expenses in the period invoices were received rather than in the period the expenses were incurred; capitalization of legal, transactional and advertising expenses normally expensed; and establishing and recording unsupported general reserves.

b. Insufficient accrual of capital, sales and use taxes, and state and local taxes, which are assessed on a basis other than taxable income.

c. Incorrect recording of: (1) expenses associated with stock options and warrants issued as compensation to consultants; (2) the assets and related amortization where warrants were issued to acquire certain patents; and (3) the deferred financing costs and related amortization expense for warrants issued to lenders in connection with debt financings. Adjustments were recorded to expense the fair value of consultant stock options and warrants in the period services were provided, and capitalize and amortize the fair value of warrants issued to acquire patents and finance debt.

d. Forgiveness of an interest-bearing loan made to a Company executive (see Note 14) for the purchase of Company common stock. Adjustments were recorded to write-off the principal and interest over a 4-year period as compensation expense.

e. Reclassification from research and development to S,G&A of certain expenses related to collection of clinical data for marketing purposes, consulting and patent litigation. (see Cost of Revenues, paragraph c. above).

f. Incorrect capitalization of certain costs related to acquisition activities, which should have been expensed as incurred.

g. Absence of substantiation for the existence and/ or carrying values of certain property and equipment.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other income and loss

      The Company made certain adjustments to increase (decrease) other income, net, which totaled ($208,000) for 2000, ($497,000) for 2001, $17,000 (unaudited) for the first quarter of 2002, and $207,000 (unaudited) for the second quarter of 2002. These adjustments primarily relate to the following:

a. Recording an impairment in the value of a minority investment in 2002, when the investment was actually impaired in 2001.

b. Incorrect recording of interest income related to a forgivable loan to a Company executive (see S,G&A paragraph d. above).

Cumulative Restatement Adjustments Through December 31, 1999

      Adjustments were made to increase additional paid-in capital, accumulated deficit and treasury stock, and to reduce receivable from stockholder at December 31, 1999. The net effect of these adjustments decreased stockholders’ deficiency at December 31, 1999 by $432,000 in the aggregate as a result of the following:

a. Failure to record the full effect of stock options and warrants issued as compensation to consultants for services, to acquire patents and to finance debt. Adjustments were made to increase additional paid-in capital by $2,281,000 for the fair value of these equity instruments and to increase the accumulated deficit by $1,820,000 for the cumulative compensation and amortization expenses.

b. Failure to record compensation expense of $53,000 relating to the forgiveness of a note receivable due from a Company executive during the periods the employee provided services to the Company (see S,G&A paragraph d. above).

c. Reclassification of treasury stock in the amount of $61,000 from additional paid-in capital.

d. Other miscellaneous adjustments that reduced the accumulated deficit by a total of $192,000.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The consolidated financial statements as of December 31, 2001, and for the years ended December 31, 2000 and 2001, and notes thereto have been restated to include the items described above. The following financial statement line items were impacted:

Consolidated Balance Sheet

	As Previously
	Reported	Restated
	December 31,	December 31,
	2001	2001

Cash and cash equivalents	$83,238,915	$81,886,801 (a)
Accounts receivable, net	5,733,563	4,832,963
Inventories	2,415,744	2,129,797
Prepaid expenses and other current assets	793,025	362,951
Total current assets	92,181,247	89,212,512
Property and equipment	1,814,714	1,749,126
Intangibles, net	329,972	656,374
Investments and other assets	3,708,009	3,475,594
Total assets	98,033,942	95,093,606
Accounts payable	1,260,214	1,807,500
Accrued compensation	1,334,168	1,020,462
Other accrued liabilities	826,119	1,385,078
Total current liabilities	3,420,501	4,213,040
Common stock	22,058	22,079
Additional paid-in capital	133,716,105	138,337,026
Accumulated deficit	(38,096,597)	(46,945,837)
Receivable from stockholder	(1,028,125)	(471,292)
Treasury stock	—	(61,410)
Total stockholders’ equity	94,613,441	90,880,566

(a)	The restated balance primarily reflects an adjustment to reclassify $1,388,042 in funds previously reported as deposits in transit to accounts receivable. This amount represents receivable collections, which were not received and deposited until after December 31, 2001.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations

	As Previously		As Previously
	Reported	Restated Year	Reported	Restated Year
	Year Ended	Ended	Year Ended	Ended
	December 31, 2000	December 31, 2000	December 31, 2001	December 31, 2001

Revenues	$6,670,948	$6,567,948	$15,721,089	$13,036,566
Cost of revenues	3,012,449	3,756,779	5,423,240	6,208,258
Research and development	3,203,717	2,371,416	3,538,499	2,543,557
Selling, general and administrative	12,230,294	13,435,992	13,171,112	15,728,183
Total costs and expenses	18,446,460	19,564,187	22,132,851	24,479,998
Loss from operations	(11,775,512)	(12,996,239)	(6,411,762)	(11,443,432)
Loss on minority investment	—	—	—	(250,000)
Interest income	652,331	589,003	883,360	771,982
Interest expense	(1,276,445)	(1,421,219)	(394,944)	(531,028)
Net loss	(12,399,626)	(13,828,455)	(5,923,346)	(11,452,478)
Net loss per share of common stock — basic and diluted	(0.97)	(1.08)	(0.35)	(0.68)

4.     Goodwill Impairment

      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, with respect to amortization for acquisitions after June 2001 and with respect to impairment effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but instead are reviewed annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values under a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

      In accordance with SFAS No. 142, the Company completed its annual goodwill impairment test as of October 1, 2002 for all of its reporting units. The Company utilized an independent third-party appraiser to assess the fair values of each reporting unit. The Company then compared the fair values of the reporting units to their carrying values. Based on this assessment, a goodwill impairment charge of $17,984,000 was recorded in the fourth quarter of 2002 to reduce the carrying value of the goodwill acquired in the Timm Medical acquisition. The impairment resulted from the termination or abandonment of three of the acquired distribution agreements for urological products following the acquisition due to performance and market acceptance issues and concern over the financial viability of the manufacturers. At the time of the acquisition, these arrangements were expected to account for 60% of Timm Medical’s annual revenue growth.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the fourth quarter of 2002, the Company also recorded a $2,327,000 other-than-temporary loss in the value of the Company’s investment in U.S. Medical Development, Inc. acquired in June 2001 (see Note 12). The loss was based on management’s assessment that the investee is unable to sustain an earnings capacity, which would justify the carrying amount of the investment.

5.     Acquisitions

Business Acquisitions

Timm Medical Technologies, Inc.

      On February 21, 2002, the Company entered into an agreement and plan of reorganization to acquire Timm Medical for total consideration of $36,512,000 and $838,000 in legal, accounting and other acquisition related costs. In connection with the merger, all outstanding shares of the capital stock of Timm Medical were exchanged for $10,770,000 in cash and 1,620,530 shares of the Company’s common stock valued at $23,806,000 (of which 63,412 shares were held in escrow, of which all but 2,841 were released after six months). In addition, the Company assumed certain outstanding options of Timm Medical, which are exercisable into 168,162 shares of Endocare common stock at $7.25 per share. These options are valued at $1,936,000 using the Black-Scholes option pricing model, of which $1,770,000 related to vested options and $166,000 related to unvested options. Except for the adjustment in the number of exercisable shares and the corresponding exercise price per share based on the conversion ratio as defined in the purchase agreement, all other option terms and vesting periods remain unchanged. The value of the unvested options was recorded as deferred compensation on the acquisition date to be amortized over the remaining vesting period.

      This transaction was accounted for under the purchase method of accounting and the consolidated financial statements of the Company include the financial results of Timm Medical from February 21, 2002. The total purchase price of $37,350,000 (including transaction costs and the amount recorded as deferred compensation) was allocated to the tangible and intangible assets acquired based on their respective fair value as follows:

Total purchase consideration and related costs	$37,350,000
Fair value of tangible net assets acquired	(1,041,000)
Fair value of amortizable intangibles:
Developed technology	(10,000,000)
Trademark	(500,000)
Unearned compensation	(165,000)

Goodwill (non-tax deductible)	$25,644,000

      Factors contributing to the origination of goodwill include the enhancement of the product line and projected growth in urology sales through collaborative distribution agreements with other medical device companies and the sales force which the Company believes will be a valuable assets as the Company divests non-core product lines and redeploys existing resources in the area of cancer treatment. Intangible assets relating to developed technology and trade name are amortized over estimated useful lives of 15 years.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net cash paid in the acquisition is as follows:

Total purchase consideration and related costs	$37,350,000
Fair value of common stock issued	(23,806,000)
Fair value of options assumed	(1,935,000)

Cash paid	11,609,000
Cash acquired	(1,127,000)

Net cash paid	$10,482,000

      Subsequent to the acquisition date, the Company decided to divest certain non-core product lines, including the Dura II penile implants line sold in April 2003, and the urinary incontinence and urodynamics lines sold in October 2003 (see Note 6).

Mobile Prostate Treatment Businesses

      On September 30, 2002, the Company completed the acquisition of certain general and limited equity interests in the mobile prostate and BPH treatment businesses (“Mobile Businesses”) of U.S. Medical Development, Inc. (formerly U.S. Therapies, LLC), a privately held urology services company based in Dallas, Texas, and its affiliates, U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. (collectively “USMD”). USMD is a customer and was an exclusive distributor of the Company’s Cryocare Surgical Systems and cryoprobes in certain states (see Note 12). The purchase included equity interests held by USMD ranging from 1% to 100% in 13 partnerships and limited liability companies for total consideration of $11,185,000 as follows: $3,300,000 in cash, $185,000 in assumption of debt, forgiveness of a $6,800,000 loan previously made by the Company to USMD, and application of a $900,000 earnest money deposit made by the Company in April 2002 upon the execution of a letter of intent.

      The $6,800,000 note was a non-recourse loan made to USMD in July 2002 to fund the acquisition of certain business interests by USMD. Interest was at prime rate plus one percent with a scheduled maturity on September 30, 2002. The note was secured by the business interests acquired by USMD. Upon the acquisition in September 2002, the loan was converted to a full recourse unsecured note and was amended to reduce the interest rate to the lowest federal applicable rate in effect with maturity extended to March 30, 2006.

      Pursuant to the terms of the purchase agreement, the $7,700,000 combined principal balance of the note, and the earnest deposit (the “Indebtedness”), will be forgiven upon the achievement of $12,000,000 in gross revenues by the Mobile Businesses during the period between October 1, 2002 and December 31, 2005 (the “Forgiveness Period”). During each of three measurement periods during the Forgiveness Period, the Company shall forgive an amount equal to the product obtained by multiplying the gross revenues of the Mobile Businesses by .64166666. Any indebtedness that remains outstanding at December 31, 2005 shall be paid to the Company. Management believes that the $7,700,000 will be forgiven and has treated the note as additional purchase price allocation as follows:

Total purchase consideration (includes $549,000 in acquisition related costs)	$11,734,000
Fair value of tangible net assets acquired (primarily property and equipment)	(1,616,000)
Covenant not to compete	(240,000)

Goodwill (non-tax deductible)	$9,878,000

      The goodwill is primarily related to the distribution network provided by the Mobile Businesses, which allows the Company to further penetrate desired markets. Since investors in the Mobile Businesses are comprised of urologists, the acquisition facilitates the continued promotion of cryosurgery as the preferred treatment for prostate cancer. In addition, USMD exited the cryosurgical and BPH operations upon the sale

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and terminated its exclusive distribution agreement with Endocare. This allows the Company to market directly to urologists previously served by USMD and to competitors of USMD who were precluded from purchasing from the Company under the previous distribution relationship. No sales have been made to USMD since the September 30, 2002 acquisition was completed

      The tangible assets acquired include 11 Cryocare Surgical Systems previously purchased from the Company by USMD and resold to the partnerships. These systems are recorded at fair value of $2,109,000 on the acquisition date, which approximated the carrying value recorded by USMD, and are depreciated over their remaining useful lives not to exceed three years. The covenant not to compete is amortized over three years.

      Net cash paid in the acquisition is as follows:

Total purchase consideration and related costs	$11,734,000
Cash acquired	(396,000)

Net cash paid	$11,338,000

      Endocare is the general partner or member in each of the Mobile Businesses and generally holds over 20% in combined general and limited equity interests. The Company has sole responsibility for the management of the Mobile Businesses and exercises exclusive control over their operations. Other equity holders have limited participation rights, which are protective in nature. As such, the Mobile Businesses have been consolidated with the Company’s operations since September 30, 2002.

Pro Forma Results of Operations

      The following table presents unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 assuming the Timm Medical and Mobile Business acquisitions occurred as of January 1, 2001:

	Year Ended December 31

	2001	2002

Revenues	$29,468,000	$34,876,000

Net loss	$(14,906,000)	$(43,773,000)

Net loss per share basic and diluted	$(.81)	$(1.82)

Weighted average shares outstanding	18,362,000	24,053,000

      The pro forma results of operations reflect adjustments for additional amortization expense for intangible assets acquired, reduction in interest income due to net cash paid in acquisitions, stock compensation expense related to employee options assumed, elimination of intercompany profit between the Company and the Mobile Businesses relating to the purchase of certain Cryocare Surgical Systems by U.S.M.D., Ltd. in 2001 and increased weighted average shares outstanding to reflect the issuance of common stock in the Timm Medical acquisition. The 2001 adjustments also reflect amortization of goodwill in accordance with generally accepted accounting principles applicable at that time.

Asset Purchases

      The Company has acquired intangible assets from time to time, including patents and intellectual property as follows:

      On May 28, 2002, pursuant to an asset purchase agreement, the Company agreed to acquire the cryosurgical assets of Cryomedical Sciences, Inc., now known as BioLife Solutions, Inc. (“BioLife”),

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting primarily of a portfolio of patents for $2,200,000 in cash and 120,022 shares of the Company’s common stock valued at $1,847,000. This transaction was accounted for under the purchase method of accounting. The total purchase consideration of $4,119,000 (including $72,000 in acquisition-related costs) was allocated to the patents since other assets acquired had de minimus value. Pursuant to a Registration Rights Agreement, the Company was required to file a registration statement with the SEC to register the shares issued to BioLife. In November 2002, BioLife filed suit against the Company for failing to register the shares in a timely manner, seeking damages for breach of contract. See Note 13.

      In February 2002, the Company entered into an asset purchase agreement with a cryosurgeon inventor of certain technologies related to the Company’s business to acquire certain patents and a covenant not to compete for 100,000 shares of the Company’s common stock valued at $1,410,000. Of this amount, $1,058,000 (75,000 shares) was allocated to the patent and is amortized over 15 years and the remaining $352,000 (25,000 shares) was allocated to the covenant not to compete and is amortized over five years. The agreement also requires the seller to provide certain consulting services over 15 years for the consideration received. No consideration was allocated to the consulting agreement since the value of such services could not be accurately determined. In January 2003, the Company extended a $344,000 loan to the seller to finance tax payments related to the gain on the sale (see Note 14).

      In April 2001, the Company entered into an assignment agreement to acquire the rights to a patent related to the cryoguide system in exchange for $50,000 in cash and 20,921 shares of Company’s common shares with a fair value of $150,000 as of the purchase date. In addition, the Company is obligated to make royalty payments equal to 3.5% of net revenues (as defined) related to the cryoguide system through the patent expiration date. The total purchase price of $200,000 was allocated to patents and is amortized over the remaining useful life of 12 years.

      In March 2000, the Company acquired the rights to the “ENDOCARE.com” domain name for 20,000 shares of the Company’s common stock valued at $435,000, which is amortized over five years.

      On January 3, 2000, the Company issued warrants to purchase 40,000 shares of the Company’s common stock in conjunction with a patent licensing agreement. The warrants have a term of five years, vest in four equal installments annually beginning January 3, 2001, and are exercisable at $9 per share. Based on the value of the warrants calculated using the Black-Scholes option pricing model, the patent was valued at $354,000 and is amortized over three years.

6.	Dispositions and Restructuring Activities

      In 2003, the Company embarked on a strategy to refocus its core technological competence and primary market emphasis on the development of minimally invasive technologies for tissue and cancer ablation. Part of this strategy entails divestiture of certain product lines that are unrelated to the Company’s focus. The Company also undertook a review of its strategic plans and operational infrastructure in order to maximize efficiency and promote optimal use of resources. In addition to the divestiture of a Florida billing and contracting subsidiary in December 2002, the Company’s Board of Directors approved the divestiture of certain non-core product lines and assets in the first quarter of 2003, including the sale of the Dura II penile implants, the sale of cardiac-related product manufacturing operations and license of related technology, the closure of the Timm Medical manufacturing facility and the divestiture of the urinary incontinence and urodynamics product lines. These related assets were classified as “held and used” at December 31, 2002.

Advanced Medical Procedures, LLC (“AMP”)

      Effective December 31, 2002, the Company divested certain assets held by AMP, a Florida limited liability company originally acquired in June 1999 through a pooling-of-interests transaction. AMP operated a mobile cryosurgery business, which provided cryosurgical equipment for the treatment of prostate and liver

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cancer on a procedural basis. AMP also performed payor and reimbursement contracting, billing and collection services for the Company and certain third parties. To consolidate its operations, the Company centralized AMP’s former operations in its Irvine, California, headquarters. AMP’s office facility, leases and third-party billing contracts were transferred to the former employees under a newly incorporated entity for no consideration. The asset divestiture resulted in a loss of $115,000 in the fourth quarter of 2002 (included in selling, general and administrative expenses), which was primarily related to property and equipment transferred to the former employees.

Dura II Penile Implants

      On April 7, 2003, Timm Medical sold certain assets related to the Dura II positionable urological prostheses product line to American Medical Systems, Inc. for approximately $2,1500,000 in cash. Assets sold include developed technology, intellectual property, customer lists, production equipment and Dura II inventory. The sale resulted in a loss of $106,000 in the second quarter of 2003.

Cryosurgical Products for Cardiac Applications

      On April 14 2003, the Company sold its cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath for $10,000,000. CryoCath was the exclusive distributor for cryoprobes and consoles in connection with the SurgiFrostTM system — a cryoablation system designed to treat cardiac arrhythmias. The Company transferred all of its manufacturing assets and inventory related to the cardiac product line to CryoCath, including technical know-how, vendor lists, production equipment and inventory. In addition, CryoCath received an exclusive worldwide perpetual license for cardiac uses to the Company’s proprietary argon gas based technology associated with the product and will receive payments under a nine-year descending royalty stream based on net sales of products incorporating the licensed technology. The Company also agreed to a 12-year worldwide covenant not to compete in the cardiac field. Upon the consummation of the sale, the Company terminated its pre-existing distribution agreement with CryoCath. Total consideration is payable $2,500,000 at the purchase date, plus three equal quarterly installments of $2,500,000 before December 31, 2003. The Company is also required to provide 315 hours of consulting for the purpose of technology transfer and training assistance to be completed within three to nine months of the sale and to attend quarterly and annual technical update meetings through 2014. The royalty stream decreases from 10% to 3% of net sales from the SurgiFrostTM system during the period 2004 to 2012.

      Since the performance requirements are perfunctory in nature and CryoCath’s sole remedy, in the event of non-compliance, is reperformance of the required services, the Company’s ability to receive the full consideration is not contingent upon the completion of such services. Since the technology was internally developed and the tangible assets sold had de minimus value, the sale resulted in a 2003 second quarter gain of approximately $10,000,000. The royalty payments will be recorded in the periods earned.

Minnesota Facility

      Subsequent to the acquisition of Timm Medical, the Company undertook a review of the Company’s operational and financial infrastructure. To maximize operational efficiency and resource utilization, the Board of Directors approved a plan in the first quarter of 2003 to close Timm Medical’s former manufacturing facility in Minnesota. With the exception of certain marketing and financial functions, all operations were transferred to the Company’s Irvine, California, headquarters in June 2003. The cost of the restructuring totaled $386,000, which included $266,000 in severance payments and $120,000 in lease losses for vacating the unused leased space. These losses are recorded in the second quarter of 2003 upon the communication of the separation terms to the affected employees. In addition, Timm Medical had $998,000 in property and equipment that may be abandoned or sold for salvage value at a future date. These assets are classified as held and used until they are disposed or abandoned. In the first quarter of 2003, management has adjusted the

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

useful life of the assets to be abandoned to amortize their carrying value, less estimated salvage, through the scheduled abandonment date of April 2004. The Company is in the process of evaluating a manufacturing strategy for the Timm Medical product lines for future periods.

Urinary Incontinence and Urodynamics

      On October 15, 2003, Timm Medical agreed to sell the manufacturing assets related to its urodynamics and urinary incontinence product lines to SRS Medical Corp. (“SRS”) for a $2,742,000 note. These assets include certain patents and trademarks related to the urodynamics and urinary incontinence products, inventory, customer lists and technical know-how. The note bears interest at 7.5% and is secured by the assets sold. Quarterly payments will begin on March 31, 2004, equal to the higher of (a) minimum quarterly payments as defined or (b) 15% of the net revenues related to the urinary incontinence assets acquired and 15% of the net revenues related to SRS’ existing urodynamics business, including the urodynamics assets acquired. The minimum quarterly payments will commence at $112,500 for the quarter ended March 31, 2004, and increase to $298,406 for the quarter ended March 31, 2007. Amounts which remain outstanding at March 31, 2007 will be payable at $250,000 per quarter thereafter until fully paid. The carrying values of the urodynamics and urinary incontinence related assets were $1,388,000 on the date of sale.

Mobile Prostate Treatment Businesses

      In late 2003, the Company initiated the dissolution of four of the 13 partnerships acquired from USMD, one of which was engaged in BPH treatment and three of which were engaged in cryosurgical procedures for prostate cancer. The BPH partnership was discontinued beginning in the first quarter of 2003 due to significant reduction in payor reimbursements and the Company’s desire to exit the non-core BPH business. The Company elected to terminate the cryosurgical partnerships due to decisions by certain of the limited partner physicians to withdraw from these partnerships. After the dissolution, the Cryocare Surgical Systems held by these partnerships will be redeployed to other markets as placement units.

      In accordance with SFAS No. 142, the Company has engaged an independent firm to perform an interim goodwill impairment test to determine the effect of the partnership dissolutions on the recoverability of the goodwill from the USMD acquisition. Based on a preliminary review of test results, management does not anticipate that a charge will be taken for goodwill impairment associated with its aggregate interest in the partnerships acquired from USMD.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Balance Sheet Supplemental Information

	December 31

	2001	2002

	Restated
Inventories:
Raw materials	$1,218,778	$1,391,161
Work in process	501,687	176,011
Finished goods	409,332	2,924,470

Total inventories	$2,129,797	$4,491,642

Property and equipment:
Equipment	$1,644,597	$5,498,473
Cryosurgical systems placed at customer sites	1,194,407	4,260,653
Furniture and fixtures	352,834	1,118,852
Leasehold improvements	100,034	487,812

Total property and equipment, at cost	3,291,872	11,365,790
Accumulated depreciation and amortization	(1,542,746)	(3,121,097)

Property and equipment, net	$1,749,126	$8,244,693

Amortizable intangibles:
Trade name	$—	$500,000
Domain name	435,000	435,000
Covenant not to compete	—	592,500
Patents	770,494	5,734,733
Developed technology	—	10,000,000

Total intangibles	1,205,494	17,262,233
Accumulated amortization	(549,120)	(1,498,910)

Amortizable intangibles, net	$656,374	$15,763,323

Other accrued liabilities:
Professional fees	$25,935	$277,617
State and local taxes	741,592	2,193,548
Litigation reserve	—	1,500,000
Deferred revenue	118,750	1,081,566
Warranty reserves	175,000	431,947
Discounts payable to distributor	—	557,890
Other	323,801	1,285,135

	$1,385,078	$7,327,703

8.	Debt

Convertible Debentures

      In June and July 1999, the Company received $8 million from the sale to institutional investors of 7% convertible debentures due in three years from the date of issuance. Interest was payable annually in cash or,

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the Company’s option, in common stock at a price per share based on recent bid prices. The debentures were convertible into common shares at $5.125 to $6 per share. During the second quarter of 2000, these debentures were converted into 1,475,610 shares of the Company’s common stock.

      On May 5, 2000, the Company received a total of $8 million from the sale of additional 7% convertible debentures, of which $0.5 million of these debentures were converted into 74,074 shares of the Company’s common stock during the fourth quarter of 2000, $1 million of these debentures were converted into 148,148 shares of the Company’s common stock during the first quarter of 2001, $4.2 million of these debentures were converted into 622,222 shares of the Company’s common stock during the second quarter of 2001, and the final $2.3 million of these debentures were converted into 340,741 shares of the Company’s common stock in July 2001. Of the debentures converted in 2000 and 2001, an additional $549,098 or 38,861 shares and $200,335 or 17,622 shares, respectively, were issued as interest at a rate of 7%.

      Under the financing agreements, the purchasers had a call option exercisable at any time through July 29, 2002, to require the Company to sell to the purchasers an additional $8 million in convertible debentures, which mature in three years, bear interest at 7% per annum and are convertible at $6.75 per share. The Company also had a put option to require the investors to acquire an additional $8 million in convertible debentures if the closing bid price for the common stock as listed was more than $9 to $10 per share for both (i) 20 trading days in a consecutive 30 trading day period, and (ii) on the date the Company elected to exercise the put option, and (iii) if certain other conditions were met. The fair value of the investor’s two call options described above totaling $1,600,000 was estimated using the Black-Scholes pricing model and was recorded in deferred financing costs. This amount was amortized into interest expense over the original lives of the call options. The net unamortized balance of $1,156,863 was reclassified to additional paid in capital upon conversion of the original $8 million of convertible debentures into common stock in 2000.

     Credit Facility

      On July 29, 1999, the Company entered into a Loan and Security Agreement with a lender, which originally provided for a revolving credit line plus up to an additional amount based on eligible accounts receivable of the Company (the “Loan”). The balance available under the revolving portion of the credit facility was $4,000,000 with an additional $1,000,000 available based on eligible accounts receivable of the Company. The Loan accrued interest at the highest prime or equivalent rate announced by certain designated banks, plus 2% for the portion of the loan based on eligible accounts receivable or 3.5%. The Loan was secured by a first priority lien on all of the assets of the Company, except for intellectual property, was fully guaranteed by AMP, a wholly owned subsidiary of the Company, and contained certain restrictive covenants. The loan was repaid upon maturity on July 31, 2001, and the Loan and Security Agreement was canceled on the same date.

9.     Stockholders’ Equity

     Secondary Offering

      On November 21, 2001, the Company completed a public offering of 4,000,000 shares of its common stock at a price of $17.00 per share. On December 4, 2001, the Company sold an additional 600,000 shares of its common stock at the public offering price of $17.00 per share upon exercise of the over-allotment granted to the underwriters in the public offering. The Company raised $78.2 million in proceeds through the public offering before deducting commissions and offering expenses of $5.6 million.

     Private Placements

      In November 2000, the Company sold 1,509,440 shares of its common stock at a price of $13.25 per share in a private placement. In addition, warrants to purchase up to an aggregate of 188,680 shares of the

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock were issued to the investors at an exercise price of $13.9125 per share. The warrants are exercisable for a term of five years from the date of issuance. After transaction fees, legal, accounting, filing fees and other associated expenses of approximately $1,667,000, the net contribution to the Company’s capital was approximately $18,350,000.

10.     Equity Incentive Plans

     Stock Options

      At December 31, 2002, Endocare had four stock-based compensation plans. The 1995 Stock Plan authorizes the Board or one or more committees designated by the Board (the “Committee”) to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options or other equity instruments, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan is equal to the fair market value of Endocare common stock on the date of grant. Options generally vest 25% on the one-year anniversary date, with the remaining 75% vesting monthly over the following three years. Options are exercisable for 10 years. A total of 2,503,140 shares of common stock have been reserved for issuance under the 1995 Stock Plan, subject to an automatic annual share increase to which the number of shares available for issuance under the plan will automatically increase on the first trading day of each calendar year by 3% of the total number of shares of the Company’s common stock outstanding at the end of the preceding calendar year, to a maximum of 1,000,000 shares each year. As of December 31, 2002, options to purchase a total of 5,688,800 shares of the Company’s common stock have been granted under the 1995 Stock Plan.

      The 1995 Director Option Plan (the “Director Plan”) was adopted by the Board of Directors in October 1995 and approved by the shareholders in November 1995. It provides automatic, non-discretionary grants of options to Endocare’s non-employee directors (“Outside Directors”). The Director Plan provides that each Outside Director is granted an option to purchase 20,000 shares of Endocare common stock vested over a two-year period upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option (“Subsequent Option”) to purchase 5,000 shares of Endocare common stock, on January 1 of each year, or the first trading day thereafter, so long as he or she remains an Outside Director. The exercise price of options granted to Outside Directors must be the fair market value of Endocare common stock on the date of grant. Options granted to Outside Directors have 10-year terms, subject to an Outside Director’s continued service as a director. The Subsequent Options granted to the Outside Directors become fully exercisable on the first anniversary of the date of grant. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan. As of December 31, 2002, options to purchase a total of 200,000 shares of the Company’s common stock have been granted under the Director Plan.

      The Company adopted the 2002 Supplemental Stock Plan (“2002 Plan”) effective June 25, 2002. Under the 2002 Plan, non-statutory options may be granted to employees, consultants and outside directors with an exercise price equal to at least 85% of the fair market value per share of the Company’s common stock on the date of grant. Up to 435,000 common shares may be issued upon the exercise of the options under the 2002 Plan, which expires June 24, 2012, unless earlier terminated in accordance with plan provisions. The 2000 Plan also terminates automatically upon certain extraordinary events, such as the sale of substantially all of the Company’s assets, a merger in which the Company is not the surviving entity or acquisition of 50% or more of the beneficial ownership in the Company’s common stock by other parties. Upon such an event, all options become fully exercisable. A total of 435,000 shares of common stock have been reserved for issuance under the 2002 Plan. At December 31, 2002, options to purchase a total of 435,000 shares of the Company’s common stock have been granted under the 2002 Plan.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the option plans described above, on June 25, 2001, the Company granted to its then Chief Financial Officer and Chief Operating Officer (the “former CFO”) options to purchase 300,000 shares of the Company’s common stock at $13.75 per share. 62,500 of the shares vested on June 25, 2002, and 187,500 shares were to vest on a monthly basis over 36 months thereafter. The remaining 50,000 shares were to vest upon the earlier of (i) the former CFO’s continuation in service through June 25, 2006, or (ii) his attainment of a performance-based objective. This option was canceled on March 3, 2003 as discussed in Note 13 — Employment and Severance Agreements.

      The following tables summarize Endocare’s option activity under the three plans:

	Year Ended December 31

	2000		2001		2002

		Weighted-Avg.		Weighted-Avg.		Weighted-Avg.
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Options	Per Option	Options	Per Option	Options	Per Option

	Restated	Restated	Restated	Restated	Restated
Outstanding, beginning of year	3,005,854	$2.23	2,743,293	$3.37	2,700,057	$6.70
Granted	428,500	11.09	1,041,000	11.45	1,145,507	11.90
Cancelled	(187,669)	5.67	(136,282)	6.43	(272,649)	10.99
Exercised	(503,392)	2.18	(947,954)	2.28	(419,488)	4.52
Outstanding, end of year	2,743,293	$3.37	2,700,057	$6.70	3,153,427	$8.50

	Options Outstanding
				Options Exercisable
		Weighted-Avg.
	Number	Remaining		Number
Range Of	Outstanding at	Contractual Life	Weighted-Avg.	Exercisable at	Weighted-Avg.
Exercise Price	December 31, 2002	(Number of Years)	Exercise Price	December 31, 2002	Exercise Price

$ 0.18 - 2.00	471,084	3.30 years	$0.45	471,084	$0.45
2.03 - 4.00	476,060	5.51	2.65	467,957	2.65
4.50 - 6.19	422,783	7.75	5.11	213,010	5.10
6.93 - 9.00	150,976	7.47	8.33	111,741	8.43
11.75 - 13.88	1,186,956	8.84	12.42	214,300	13.17
14.00 - 21.30	431,864	8.72	16.40	101,281	16.40

0.18 - 21.30	3,153,427	7.26 years	$8.50	1,579,373	$5.03

      The weighted average fair value of the Company’s options at the grant date was approximately $7.27 in 2000, $7.58 in 2001, and $9.54 in 2002.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	2000	2001	2002

Stock volatility	.8	.8	1.14
Risk-free interest rate	6.1%	4.8%	4.3%
Expected life in years	5 years	5 years	5 years
Stock dividend yield	—	—	—

      During 2000, 2001 and 2002, the Company incurred employment taxes associated with the exercise of employee stock options and loan forgiveness totaling $117,000 (restated), $182,000 (restated) and $870,000,

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Employment related taxes payable at December 31, 2001 and 2002 were $299,000 and $1,169,000, respectively (included in accrued compensation).

Warrants

      The Company issued warrants in conjunction with debt financing transactions, underwriting agreements, patent licenses and service contracts. Warrants to purchase 176,506 and 50,390 shares of the Company’s common stock were issued in 1999 and 2000, respectively. No warrants were granted in 2001 and 2002. Warrants have a contractual term of five years and vest over a one to five year period. Warrant exercise prices range from $2.31 to $15.40 per share. As of December 31, 2002, the Company had warrants outstanding to purchase 110,000 shares of the Company’s common stock, of which 77,500 are exercisable. During 2000, 2001 and 2002, warrants to purchase 231,247, 106,896 and 30,000 shares of common stock, respectively, were exercised.

      The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model, with the assumptions similar to option grants above. The Company amortizes the fair values of warrants associated with non-equity transactions to expense over the service period of the related warrants. Warrants issued in connection with equity transactions are recorded to additional paid in capital. Compensation expense recorded in 2000 for consulting related warrants totaled $390,000. No expense was incurred in 2001 and 2002. The weighted average fair value of the Company’s warrants at the grant date was approximately $10.97 in 2000.

      The Company also issued detachable warrants to investors to purchase 188,680 shares of the Company’s common stock in conjunction with the November 2000 private placement (see Note 9). These warrants have a five-year term and are immediately exercisable at $13.91 per share. 12,500 shares were exercised in 2001. At December 31, 2002, 176,180 warrants remain outstanding.

     Stockholder Rights Plan

      In April 1999, the Company adopted a stockholder rights plan (the Plan) in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock held as of the close of business on April 15, 1999. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive the Company’s stockholders of their interest in the long-term value of the Company. The rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (subject to certain exceptions stated in the Plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s common stock (subject to certain exceptions stated in the Plan), the rights are redeemable for one cent per right at the option of the Board of Directors.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

      The Company reported no income tax expense for each of the three years in the period ended December 31, 2002 due to its operating losses. The following table summarizes the tax effects of temporary differences, which give rise to significant portions of the deferred tax assets at December 31:

	2001	2002

	Restated
Deferred tax assets (liabilities):
Investment valuation reserves	$106,000	$1,074,000
Basis difference in intangible assets	33,000	(1,314,000)
Property and equipment allowances and depreciation	(43,000)	570,000
Inventory obsolescence and related allowances	317,000	1,087,000
Accounts receivable allowances and revenue deferrals	1,463,000	2,951,000
Other accrued liabilities	546,000	2,462,000
Accrued compensation	196,000	654,000
Net operating loss and credit carryforwards	15,145,000	23,274,000

	17,763,000	30,758,000
Valuation allowance	(17,763,000)	(30,758,000)

Net deferred tax assets	$—	$—

      Due to continuing operating losses, the valuation allowance increased by $4,617,000 (restated) and $8,877,000 during the years ended December 31, 2001 and 2002, respectively. In addition, the valuation allowance increased by an additional $4,118,000 during 2002 due to the transfer of fully reserved deferred tax assets obtained in connection with the acquisition of Timm Medical. Due to the Company’s history of operating losses, management has not determined that it is more likely than not that the Company’s deferred tax assets will be realized through future earnings. Accordingly, valuation allowances have been recorded to fully reserve the Company’s deferred tax assets as of December 31, 2001 and 2002.

      In February 2002, the Company entered into a definitive agreement to acquire Timm Medical in a nontaxable stock transaction. As of the acquisition date, Timm Medical had $4,118,000 of deferred tax assets (net of deferred tax liabilities) consisting principally of $12,156,000 of federal net operating loss carryforwards and $156,000 of federal research and experimentation credit carryforwards. Due to the uncertainty over the realization of these assets, a valuation reserve has been recorded against the deferred tax assets acquired. Subsequent tax benefits resulting from realization of these deferred tax assets will be applied to reduce the valuation allowance and goodwill related to the Timm Medical acquisition. Additionally, as the acquisition resulted in an ownership change for Timm Medical, the annual utilization of the net operating loss and research and experimentation credit carryforwards of Timm Medical will be limited for tax purposes under Internal Revenue Code (“IRC”) Sections 382 and 383.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Actual income tax expense differs from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Years Ended December 31,

	2000	2001	2002

	Restated	Restated
Computed expected tax benefit	$(4,702,000)	$(3,894,000)	$(14,275,000)
Nondeductible expenses	379,000	177,000	244,000
Goodwill impairment	—	—	6,115,000
Increase in valuation allowance	4,323,000	3,655,000	7,916,000
Other	—	62,000	—

Actual tax expense	$—	$—	$—

      As of December 31, 2002, the Company has federal and state net operating loss carryforwards of $59,162,000 and $30,726,000, respectively. The federal net operating loss carryforwards begin to expire in 2011 and the state net operating loss carryforwards begin to expire in 2006. In addition, the Company has federal and state research and experimentation credit carryforwards of $435,000 and $253,000, respectively. The federal research and experimentation credit carryforwards begin to expire in 2011 and the state research and experimentation credit carryforwards do not expire.

      IRC Sections 382 and 383 limit the annual utilization of net operating loss and tax credit carryforwards existing prior to a change in control. Based upon prior equity transaction activity, some or all of the Company’s existing net operating loss and tax credit carryforwards may be subject to annual limitations under IRC Sections 382 and 383. The Company has not performed an analysis to determine whether such change in control has occurred for tax reporting purposes and if so, the specific limitations that may result.

12.     Collaborative and Other Agreements

Sanarus Medical Inc.

      In October 1999, the Company entered into a strategic alliance with Sanarus Medical, Inc. (Sanarus), a privately held medical device company. The terms of the related agreements included an equity investment by the Company in Sanarus totaling $300,000, which represents 200,041 Series A voting convertible Preferred Shares or 6.8% of the total outstanding voting securities at the investment date (included in investments and other assets). The Company also received a warrant to acquire 3,166,000 common shares (approximately 52.0% of Sanarus’ voting stock on an as-converted, fully-diluted basis at that time) for $.01 per share in consideration for entering into a manufacturing, supply and license agreement (the “1999 Supply and License Agreement”). The 1999 Supply and License Agreement provided Sanarus an exclusive, royalty-free, world-wide non-sublicensable right to develop, manufacture and sell products using cryoablation technology developed by Endocare for use in the field of gynecology and breast diseases. The 1999 Supply and License Agreement expires at the earlier of the 30th anniversary, expiration of the patents underlying the licensed technology or a change in control event (as defined) at Sanarus. The warrant is exercisable at any time through October 12, 2009.

      In June 2001, the Company provided a bridge loan to Sanarus in the amount of $250,000 and received a warrant to purchase 36,210 shares of Series B voting Preferred Stock. The loan was repaid in July 2001 upon receipt of additional equity funding by Sanarus. In April 2003, the Company and other investors entered into a second bridge loan financing with Sanarus in which Sanarus issued to the Company a convertible promissory note in the aggregate amount of $600,000 and a warrant to purchase common shares in Sanarus with an aggregate exercise price of up to $300,000. The $600,000 bridge loan and related interests were canceled in exchange for 908,025 shares of Series C voting Preferred Stock upon completion of a $19.1 million equity

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing by Sanarus in October 2003. This and other financings changed the Company’s current voting percentage from 1.8% on an as converted, basis (20% on an as converted, fully diluted basis) at December 31, 2001 and 2002 to 2.7% on an as converted basis (7.9% on an as converted, fully diluted basis) at October 31, 2003. The investment is recorded at cost since the Company does not have significant influence over the operations of Sanarus. In addition, in June 2001, the Company and Sanarus entered into a license agreement (the “2001 License Agreement”) amending the terms and conditions of the 1999 Supply and License Agreement to provide for, among other things: (i) the termination of Sanarus’ exclusive, royalty-free, world-wide non-sublicensable right to develop, manufacture and sell products using cryoablation technology developed by Endocare for use in the field of gynecology and breast diseases that was granted in the 1999 Supply and License Agreement; (ii) Sanarus’ grant to Endocare of an exclusive (even as to Sanarus), worldwide, irrevocable, fully paid-up right to develop, manufacture and sell products using certain Sanarus technology for use in the diagnosis, prevention and treatment of prostrate, kidney and liver diseases, disorders and conditions; (iii) Endocare’s grant to Sanarus of an exclusive (even as to Endocare), worldwide, irrevocable, fully paid-up right to develop, manufacture and sell products using certain Endocare technology for use in the diagnosis, prevention and treatment of gynecological and breast diseases, disorders and conditions; (iv) various additional licensing terms, including reciprocal rights of first refusal with respect to certain new cryosurgical technology developed by the other party; and (v) the amendment or deletion of certain terms set forth in the 1999 Supply and License Agreement.

      During 2000, 2001 and 2002, the Company provided manufacturing services to Sanarus pursuant to the 1999 Supply and License Arrangement and 2001 License Agreement. Under the arrangement, Sanarus contracted with the Company to manufacture customized cryoprobes for the treatment of breast diseases at cost plus a profit margin. Certain proprietary components were purchased directly from Sanarus and were included in cost of revenues. Revenues and cost of revenues totaled $93,000 and $17,000, respectively in 2001 and $333,000 and $182,000, respectively in 2002. There were no transactions with Sanarus in 2000. Effective December 2002, the Company is no longer supplying or manufacturing products for Sanarus.

      The Company’s former Chief Executive Officer and Chairman of the Board was a member of Sanarus’ Board of Directors through October 22, 2003. A current member of the Company’s Board of Directors is also a member of Sanarus’ Board of Directors, and is an officer and partner in a venture fund that in the aggregate beneficially owns more than 10% of the outstanding Series A Preferred Stock of Sanarus.

U.S. Medical Development, Inc.

      On June 30, 2001, the Company issued 213,010 shares of its common stock with a fair value of $2,837,293 as consideration for a membership interest in U.S. Medical Development, Inc., formerly U.S. Therapies, LLC, in the form of 1,134,922 Class A units. The investment represents approximately 9% of the total issued and outstanding Class A Units of U.S. Medical Development, Inc. and approximately 5% of the Class A Units on a fully diluted basis. U.S. Medical Development, Inc. is a privately held national urology services company based in Dallas, Texas representing more than 150 urologists across the nation. In a related distributor agreement, U.S.M.D., Ltd., formerly U.S. Medical Devices, Ltd., a subsidiary of U.S. Medical Development, Inc, was appointed a distributor and given exclusive sales rights to the Company’s Cryocare Surgical System and associated disposable products in 16 states. U.S.M.D., Ltd. also had the exclusive right to distribute the Cryocare Surgical System to HealthTronics Surgical Services, Inc. and its affiliates, a publicly held company that provides urologic and orthopedic services to patients in 35 states through physician partnerships. The investment in U.S. Medical Development, Inc. is included in investments and other assets and is carried using the cost method of accounting as the Company does not have significant influence over the operations of U.S. Medical Development, Inc. The Company has recorded sales of Cryocare Surgical Systems and cryoprobes to U.S.M.D., Ltd. totaling $525,000, $4,105,000 and $2,257,000 in 2000, 2001 and 2002, respectively. As discussed in Note 5, the distributor agreement was terminated upon the Company’s acquisition of certain Mobile Businesses from USMD on September 30, 2002. As of December 31, 2001,

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S.M.D., Ltd. accounted for approximately $905,000 of net accounts receivable. No amounts were due from U.S.M.D., Ltd. at December 31, 2002.

      The carrying value of the investment in U.S. Medical Development, Inc. at December 31, 2001 and 2002 was $2,837,000 and $510,000, respectively.

CryoCath

      In September 2001, the Company entered into a strategic alliance with CryoCath pursuant to an exclusive global market access and supply agreement, whereby CryoCath and the Company would co-develop a new, advanced line of surgical probe systems to treat cardiac arrhythmias. CryoCath would purchase the newly developed systems from Endocare and market them on a global basis under the CryoCath trademark, SurgiFrostTM. CryoCath paid the Company $125,000 in license fees upon execution of the agreement. Additional fees were due upon the availability of a malleable cryoprobe and for the sale of a fixed number of cryo-consoles. However, these amounts were never received since the performance targets had not been met. The agreement also provided volume purchase discounts to CryoCath to be determined annually on a retrospective basis. The agreement had an initial term of five years and with renewals for two additional three-year periods if certain conditions were met. As discussed in Note 6, the distribution agreement was terminated in April 2003 upon the sale of the cardiac product line and related assets to CryoCath. Purchase discounts due to CryoCath of $558,000 at December 31, 2002 (included in other accrued liabilities) were settled as part of the sale of the cardiac product line to CryoCath in April 2003.

Qualigen, Inc.

      In June 2001, the Company entered into an exclusive original equipment manufacturer agreement with Qualigen, Inc. (“Qualigen”), to distribute Qualigen’s 15-minute PSA test known as the FastPackTM System as part of the Company’s diagnostic workstation for urology. The agreement had a term of five years and included one year of exclusivity with the option for four one-year extensions of exclusivity based upon minimum purchase commitments. In September 2001, the Company entered into a new expanded distribution agreement with Qualigen to sell Qualigen’s FDA-cleared 15-minute total prostate-specific antigen test directly to urology practices as a stand-alone product on a non-exclusive basis. These agreements were terminated as of December 31, 2002. The Company purchased $150,000 in products from Qualigen during 2001.

Patent, Licensing, Royalty and Distribution Agreements

      The Company has entered into other patent, licensing and royalty agreements with third parties, some of whom also have proctoring and other consulting agreements with the Company and are owners of or affiliated with entities, which have purchased Cryocare Surgical Systems and cryoprobes from the Company. These agreements generally provide for purchase consideration in the form of cash, common shares, warrants or options and royalties based on a percentage of sales related to the licensed technology, subject to a minimum amount per year. The patents and licensing rights acquired are recorded based on the fair value of the consideration paid. Options and warrants issued are valued using the Black-Scholes option pricing model. These assets are amortized over their respective estimated useful lives. Royalty payments are expensed as incurred.

      In addition to the U.S.M.D., Ltd. and CryoCath agreements, the Company has entered into distribution agreements with third parties. These agreements govern all terms of sale, including shipping terms, pricing, discounts and minimum purchase quotas, if applicable. Pricing is fixed and determinable and the distributors’ contractual obligation to pay is not contingent on other events, such as final sale to the end-user. The Company generally does not grant a right of return except for defective products in accordance with its

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty policy, and in some cases for unsold inventory within a limited time period upon the termination of the distribution agreement.

13.     Commitments and Contingencies

Leases

      The Company leases office space and equipment under operating leases, which expire at various dates through 2007. Some of these leases contain renewal options and rent escalation clauses. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases consist of the following:

Year ending December 31
2003	$947,182
2004	671,622
2005	498,374
2006	479,804
2007	85,718

$2,682,700

Employment and Severance Agreements

      The Company has entered into employment agreements with certain executives which provide for annual base salaries and cash bonuses of up to 40% of base salary subject to attainment of corporate goals and objectives, and in addition to stock options. The agreements provide for severance payments if the executive is terminated other than for cause or terminates for good reason as each is defined. The agreements generally also provide that should a change in control occur, the executives will receive benefits under the Company’s 2002 Separation Benefits Plan and the severance payments provided in their respective employment agreements will be reduced dollar-for-dollar. The options vest over specified time periods with accelerated vesting upon attainment of performance targets in certain instances.

          Former Officers

Former Chief Executive Officer and Chairman of the Board

      The Company has entered into a Separation Agreement and a one-year Consulting Agreement with the Company’s former Chief Executive Officer and Chairman of the Board (the “former CEO”) , each effective as of July 31, 2003. Under the Separation Agreement, the former CEO is entitled to receive a $375,000 severance payment, in addition to accrued and unpaid wages and unused vacation time. The former CEO waived all rights to which he is or may be entitled under the Company’s 2002 Separation Benefits Plan. In exchange for a $375,000 upfront payment, under the provisions of the Consulting Agreement, as amended, the former CEO has agreed to a one-year covenant not to compete and during its term, he is required to provide consulting services at the direction of management for a minimum of eight hours per quarter. Consulting services in excess of eight hours per quarter will be compensated at $2,000 per day. The former CEO will continue to participate in the Company’s benefit plans for 24 months. Of the former CEO’s outstanding vested stock options, 565,000 will continue to remain outstanding as permitted under the 1995 Stock Plan, and 200,000 of his outstanding stock options were terminated. The Separation Agreement and Consulting Agreement further provide that the former CEO is required to repay the severance payment and consulting fees received upon either (i) his conviction in a court of law, or entering into a plea of guilt or no contest to, any crime directly relating to his activities on behalf of the Company during his employment, or (ii) successful prosecution of an enforcement action by the Securities and Exchange Commission (“SEC”) against him.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Former Chief Financial Officer

      The Company entered into an employment agreement, dated March 3, 2003, (the “Employment Agreement”)with the former CFO. Under the agreement, the Company is required to pay the former CFO a base salary of $220,000 and cash bonus of up to $88,000 per year. The Employment Agreement also provides that all of the former CFO’s options to purchase outstanding common stock (385,000 shares) would be cancelled and replaced by options to be granted between September 4, 2003 and November 3, 2003. The replacement options were issued on October 30, 2003, have an exercise price of $4.50 per share, which is equal to the fair market value of the common stock as of October 30, 2003, and are fully vested and exercisable upon grant, subject to compliance with applicable federal and state securities laws. The Employment Agreement also provides that upon any Qualified Termination (as defined), the former CFO will be entitled to a cash payment of $616,000, continued participation in the Company’s benefit plans for 24 months, a $50,000 relocation allowance and an additional payment to cover the tax liabilities relating to the allowance. In addition, the exercise period of the replacement options will be extended until the second anniversary of the termination date. Effective July 31, 2003, the Company terminated the former CFO’s employment other than for cause and he is entitled to receive the payments due under the Qualified Termination provisions.

      Under the Employment Agreement, the former CFO is required to repay all amounts received in a Qualified Termination upon (i) the former CFO’s conviction in a court of law, or entering into a plea of guilt or no contest to, any crime directly relating to his activities on behalf of the Company during his employment, or (ii) successful prosecution of an enforcement action by the SEC against the former CFO.

          2002 Executive Separation Benefits Plan

      Effective July 17, 2002, the Company adopted the 2002 Executive Separation Benefits Plan (“Separation Plan”) to provide separation benefits to certain designated employees. The Separation Plan provides that, in the case of any “Covered Termination,” the participants will receive from six months to two years of their base salary plus the maximum bonus, as defined. Covered Terminations include termination by the employee for good reason after a change in control, by the employee for any or no reason during the 30-day period immediately following the six-month anniversary of a change in control, or voluntarily by the Company or its successor after a change in control for a reason other than cause, death or disability. Participants are also entitled to continued eligibility for the Company’s benefit program for a period equal to the number of months of base pay to be received.

          Employee benefit plans

      The Company has a 401(k) savings plan covering substantially all employees. The Plan currently provides for a discretionary match of amounts contributed by each participant as approved by the Compensation Committee of the Board of Directors. Prior to the acquisition, Timm Medical also sponsored a 401(k) savings plan for its employees (the “Timm Medical Plan”). The former Timm Medical employees continue to be covered under the Timm Medical Plan. Management has combined the two plans effective September 30, 2003. Employer matching contributions to the Endocare’s Plan totaled approximately $135,732 and $153,846 for the years ended December 31, 2000 and 2001, respectively. No matching contribution was made in 2002.

     Legal Matters

      In November 2002, the Company was sued in an action filed by BioLife in the Delaware Court of Chancery. BioLife sought damages for alleged breaches of contract stemming from the Company’s acquisition of the tangible and intangible assets related to BioLife’s cryosurgical business (see Note 5). BioLife alleged that the Company failed to timely register 120,022 shares of the Company’s common stock provided to BioLife as partial consideration for the asset acquisition, in violation of a registration rights agreement relating to the shares issued to BioLife. On October 1, 2003, BioLife was awarded $1,648,000 plus prejudgment

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest and costs (including legal fees) and BioLife was required to surrender the 120,022 shares to the Company. As a result of this decision, the Company recorded a 2002 fourth quarter charge of $1,500,000 (included in other accrued liabilities), representing the difference between the court’s award to BioLife and the fair value of the shares to be surrendered. That ruling became an appealable final order and judgment on October 10, 2003 and the Company has filed a notice of appeal.

      In November 2002, the Company was named as a defendant, together with certain other current and former officers, including a former board member, in a class-action lawsuit filed in the United States District Court for the Central District of California. On February 2, 2003, the court issued an order consolidating this action with various other similar complaints and ordered plaintiffs to file a consolidated complaint, which they filed on October 31, 2003. The consolidated complaint alleges that the defendants violated sections of the Securities Exchange Act of 1934 by purportedly issuing false and misleading statements regarding the Company’s revenues and expenses in press releases and SEC filings. The plaintiffs seek class certification and unspecified damages as well as forfeiture and reimbursement of bonus compensation received by two of the individual defendants.

      In December 2002, the Company and certain of its officers and directors were named as defendants in a purported derivative action filed in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On April 17, 2003, the court issued an order staying the action until resolution of the anticipated motion to dismiss the consolidated complaint in the federal securities action pending in the Central District of California.

      Plaintiffs in the two class-action lawsuits discussed in the preceding paragraphs are seeking compensatory damages, including interest, costs and expenses, attorneys’ fees, and other relief. The Company intends to defend these cases vigorously.

      The SEC is currently conducting an investigation to determine whether any federal securities laws were violated in connection with the filing of the Company’s financial statements for 2001 and the first two quarters of 2002, including investigation into allegations that the Company and certain of its current and former officers and directors issued or caused to be issued false and misleading statements regarding the Company’s revenues and expenses in those SEC filings. The Company is cooperating fully with this investigation.

      The Department of Justice is currently conducting an investigation into allegations that the Company and certain of its current and former officers and directors intentionally issued or caused to be issued false and misleading statements regarding the Company’s revenues and expenses in SEC filings. The Company is cooperating fully with this investigation.

      In December 2002, the Company filed a demand for arbitration against a former employee who was terminated in December 2002 under his employment agreement for misconduct that was demonstrably and materially injurious to the Company, including disclosure of confidential information relevant to a proposed business transaction that ultimately did not occur. The employee counterclaimed alleging that the Company defamed him, failed to provide his employment file, and violated the federal Sarbanes-Oxley whistleblower and Minnesota whistleblower laws. Discovery is ongoing and the arbitration is scheduled for February 23, 2004. The Company will vigorously defend such action.

      In March 2003, the Company was notified by the United States Department of Labor (the “DOL”) of a letter of complaint by the former employee against the Company and certain former officers, one of whom was also a former board member, alleging improper retaliation against the former employee. The Company is cooperating fully with this preliminary inquiry being conducted by the DOL.

      In June 2003, the Company was awarded a favorable judgment for $351,000 in a litigation matter previously initiated by Timm Medical against a third party. Since collection is not assured, this amount of this settlement will be recorded in the period when it is actually paid to the Company.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company, in the normal course of business, is subject to various other legal matters, which management believes will not individually or collectively have a material adverse effect on the Company’s results of operations or cash flows of a future period. The results of litigation and claims cannot be predicted with certainty, and the Company cannot provide assurance that the outcome of various legal matters, including the purported class action lawsuits, will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows. At December 31, 2002, except as indicated above, the Company has not established a liability for these contingencies in the consolidated balance sheets since the likelihood of loss and the potential liability cannot be reasonably estimated at this time. Management’s evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future.

      From time to time, the Company has received other correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore that the Company could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. Management does not expect any material adverse effect on the consolidated financial condition, the results of operations, or cash flows because of such actions.

      During 2002, the Company incurred $1,148,000 in legal, accounting and professional fees (included in selling, general and administrative expenses) related to the investigation and litigation matters discussed above. Unpaid professional fees of $414,000 were included in accounts payable and other accrued liabilities at December 31, 2002.

14.     Related Party Transactions

Loans to Officers

      The Company has extended loans to certain employees and related parties. Loans made that are other than for the purchase of common stock are included in Investments and Other Assets in the accompanying consolidated balance sheets.

      In August 1998, the Company extended full recourse loans to five employees totaling $87,500 which were due at the earlier of the second anniversary or the employment termination date. The loans bore interest at 5.41%. In the first quarter of 2001, the Company forgave these loans and recorded the outstanding principal and interest as a compensation charge (included in selling, general and administrative expense).

      In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 shares of its common stock to the Company’s then-Senior Vice President, Sales and Marketing. The note bears interest at 5.99% per annum, payable annually, and the principal was payable in September 2003. The shares were sold at the fair market value of the common stock on the date of sale. The Company also agreed to forgive principal on the note ratably over four years subject to that individual remaining an employee of the Company. The outstanding principal balance at December 31, 2001 and 2002 totaled $471,292 and $214,292 (restated), respectively, and is recorded as a reduction in stockholders’ equity. Principal forgiven totaled $257,000 (restated) in each of the years ended December 31, 2000, 2001 and 2002, and the forgiveness was recorded as a compensation charge (included in selling, general and administrative expense). Interest has not been recorded on the note. In August 2003, the individual’s employment with the Company was terminated.

      In March 2001, the Company received full recourse promissory notes from three officers totaling $128,000 due at the earlier of the second anniversary or the employment termination date. These notes bear interest at 4.8% per annum and were extended to facilitate the employees’ acquisition of Company’s common shares in the open market. At December 31, 2002, the Company wrote off $140,000 representing the

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding principal and unpaid interest on these notes (included in selling, general and administrative expense).

      In January 2003, the Company extended a $344,000 non-recourse loan to an individual who is a shareholder and consultant. The Company previously entered into an asset purchase agreement with the shareholder in February 2002. The Company extended the loan to the shareholder to assist with the payment of related federal income taxes arising from the 2002 purchase transaction. The loan is secured by the shares issued, bears interest at 1.8% and is due at the earlier of January 2005 or 30 days after the borrower ceases to be a consultant to the Company.

15.     Other Investments

      Material equity investments in companies acquired through collaboration agreements not previously disclosed earlier in the footnotes include the following:

a. 833,333 common shares (approximately 14% interest) in Medical Resource Management, Inc. (“MRM”), a publicly traded company that provides mobile surgical equipment rental, certified technician, training and support services to hospitals and medical facilities on a fee per procedure basis (acquired September 2000 for cash of $250,000). MRM specializes in laser surgery, cryosurgery, brachytherapy and other capital-intensive medical equipment. In June 2001, Emergent Group, Inc. acquired the outstanding stock of MRM in a share exchange. The Company wrote off the $250,000 carrying value of this investment as a loss on minority investment in the second quarter of 2001 (restated) since the shares received in exchange have de-minimus value.

b. 33,945 common shares in Matritech, Inc., a publicly traded company that develops proteomics-based diagnostic product for early detection of cancer (acquired February 2001 for cash of $150,000). Timm Medical was the exclusive United States distributor of bladder cancer diagnostic test kits manufactured by Matritech, Inc. The distribution agreement was terminated in June 2002. Purchases from Matritech, Inc. were immaterial. The carrying value of the investment at December 31, 2001 and 2002 was $150,000 and $72,000, respectively.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Results of Operations (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001. See Note 3 for discussion regarding restatement adjustments.

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 31,	March 31,	June 30,	June 30,	September 30,	September 30,	December 31,	December 31,
	2001	2001	2001	2001	2001	2001	2001	2001

Revenues	$2,755,587	$2,505,587	$3,537,849	$3,233,849	$4,214,766	$3,783,075	$5,212,887	$3,514,055
Costs and expenses:
Cost of revenues	1,173,890	1,364,946	1,272,403	1,432,119	1,289,414	1,580,084	1,687,533	1,831,109
Research and development	902,819	648,898	923,445	732,416	766,417	526,029	945,818	636,214
Selling, general and administrative	3,024,120	3,091,842	3,440,374	4,402,006	3,527,527	4,397,892	3,179,091	3,836,443
Goodwill impairment and other charges	—	—	—	—	—	—	—	—

Total costs and expenses	5,100,829	5,105,686	5,636,222	6,566,541	5,583,358	6,504,005	5,812,442	6,303,766

Loss from operations	(2,345,242)	(2,600,099)	(2,098,373)	(3,332,692)	(1,368,592)	(2,720,930)	(599,555)	(2,789,711)
Loss on minority investment	—	—	—	(250,000)	—	—	—	—
Interest income (expense), net	3,074	(34,429)	34,467	(563)	110,546	46,996	340,329	228,950

Loss before minority interest	(2,342,168)	(2,634,528)	(2,063,906)	(3,583,255)	(1,258,046)	(2,673,934)	(259,226)	(2,560,761)
Minority interests	—	—	—	—	—	—	—	—

Net loss	$(2,342,168)	$(2,634,528)	$(2,063,906)	$(3,583,255)	$(1,258,046)	$(2,673,934)	$(259,226)	$(2,560,761)

Net income (loss) per share of common stock:
Basic	$(0.15)	$(0.17)	$(0.13)	$(0.23)	$(0.07)	$(0.16)	$(0.01)	$(0.14)
Diluted	(0.15)	(0.17)	(0.13)	(0.23)	(0.07)	(0.16)	(0.01)	(0.14)
Weighted average shares of common stock outstanding:
Basic	15,154,000	15,154,000	15,602,000	15,602,000	16,921,000	16,921,000	18,833,474	18,833,474
Diluted	15,154,000	15,154,000	15,602,000	15,602,000	16,921,000	16,921,000	18,833,474	18,833,474

	As Previously		As Previously
	Reported	Restated	Reported	Restated
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	March 31,	June 30,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	2002	2002

Revenues	$7,773,064	$6,640,026	$11,378,006	$8,785,887	$8,381,793	$7,108,719
Costs and expenses:
Cost of revenues	2,760,755	3,304,736	3,437,194	4,188,170	4,525,786	4,465,704
Research and development	947,867	734,575	1,041,191	827,279	489,890	848,122
Selling, general and administrative	4,214,632	6,407,163	5,842,309	9,259,520	8,408,328	9,694,431
Goodwill impairment and other charges	—	—	—	—	—	20,311,293

Total costs and expenses	7,923,254	10,446,474	10,320,694	14,274,969	13,424,004	35,319,550

Loss from operations	(150,190)	(3,806,448)	1,057,312	(5,489,082)	(5,042,211)	(28,210,831)
Loss on minority investment	—	—	(250,000)	—	—	—
Interest income	316,163	333,167	327,244	284,030	317,314	78,832
Interest expense	—	—	—	—	—	(6,839)

Income (loss) before minority interest	165,973	(3,473,281)	1,134,556	(5,205,052)	(4,724,897)	(28,138,838)
Minority interests	—	—	—	—	—	443,678

Net income (loss)	$165,973	$(3,473,281)	$1,134,556	$(5,205,052)	$(4,724,897)	$(28,582,516)

Net income (loss) per share of common stock:
Basic	$0.01	$(0.15)	$0.05	$(0.22)	$(0.19)	$(1.18)
Diluted	0.01	(0.15)	0.05	(0.22)	$(0.19)	$(1.18)
Weighted average shares of common stock outstanding:
Basic	22,163,000	22,808,000	24,000,000	24,000,000	24,279,000	24,297,000
Diluted	23,032,000	22,808,000	25,178,000	24,000,000	24,279,000	24,297,000

ENDOCARE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at the				Balance at
	Beginning of	Charges to	(a)		the End of
	the Period	Operations	Other	Deductions	the Period

2000
Allowance for Doubtful Receivables and Sales Returns	$270,000	$379,885	$—	$(243,246)	$406,639
2001
Allowance for Doubtful Receivables and Sales Returns	$406,639	$897,450	$	$(636,537)	$667,552
2002
Allowance for Doubtful Receivables and Sales Returns	$667,552	$1,233,039	$538,000	$(212,159)	$2,226,432

(a)	Other additions of $538,000 in 2002 represents the allowance for doubtful receivables and sales returns related to Timm Medical as of the acquisition date.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization, dated February 21, 2002, by and among the Company, Timm Medical Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.2(2)	Agreement and Plan of Merger, dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.3(6)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.4(6)	Asset Purchase Agreement, dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.5(7)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among the Company and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.6(8)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among The Company, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3.3(2)	Restated Certificate of Incorporation.
3.4(2)	Amended and Restated Bylaws of the Company.
†10.1(2)	Promissory Notes, dated August 8, 2001 and July 24, 2001, as subsequently amended, by Paul Mikus in favor of the Company.
†10.2(2)	Change in Employment Status and Settlement Agreement and Release, effective June 25, 2001, by and between the Company and William Hughes.
†10.3(2)	Consulting and Confidentiality Agreement, dated June 1, 2001, by and between the Company and Michael Strauss, M.D.
10.4(2)	Note and Warrant Purchase Agreement, dated April 1, 2001, by and among the Company, Sanarus Medical, Inc. and specified purchasers and related Convertible Promissory Note and Warrant to Purchase Series B Preferred Stock, dated April 1, 2001.
†10.5(2)	Offer of Employment, effective February 16, 2001, by and between the Company and Kevin Quilty.
†10.6(2)	Offer of Employment, effective September 22, 2000, by and between the Company and David Battles.
†10.7(2)	Offer of Employment, effective August 14, 2000, by and between the Company and Holly Williams.
†10.8(2)	Promissory Note, dated November 2, 1999, by Jerry Anderson in favor of the Company.
†10.9(2)	Promissory Note cancellations between the Company and each of Paul Mikus, Vincent Cutarelli, Jay Eum and William Hughes.
†10.10(2)	Consulting Agreement, dated January 6, 1999, by and between the Company and Robert Byrnes.

Exhibit No.	Description

†10.11(2)	Consulting Agreement, dated January 6, 1999, by and between the Company and Alan Kaganov.
10.12(2)	Loan and Security Agreement, dated October 1, 1998, by and between the Company and Advanced Medical Procedures, LLC and related Revolving Promissory Note, dated October 1, 1998.
†10.13(2)	Guarantor Security Agreement, dated October 1, 1998, by and between the Company and Robert Byrnes.
10.14(2)	Scientific Advisory Board Agreement, dated December 2, 1997, by and between the Company and Foundation Research, Inc.
†10.15(2)	Consulting Agreement, dated May 27, 1997, by and between the Company and Bob Byrnes.
†10.16(3)	Offer of Employment, dated June 11,2001, by and between the Company and John V. Cracchiolo.
†10.17(3)	Compensation Agreement, dated June 25, 2001, by and between the Company and John V. Cracchiolo.
10.18(4)	Global Supply and Market Access Agreement, dated September 21, 2001, by and between the Company and CryoCath Technologies, Inc.*
10.19(4)	Distribution Agreement, dated September 25, 2001, by and between the Company and Qualigen, Inc.*
10.20(9)	Lease Agreement, dated November 26, 2001 by and between the Company and the Irvine Company.
†10.21(9)	Form of Indemnification Agreement by and between the Company and its directors.
†10.22(9)	Form of Indemnification Agreement by and between the Company and its executive officers.
†10.23(10)	1995 Director Option Plan (as amended and restated through March 2, 1999).
†10.24(13)	1995 Stock Plan (as amended and restated through April 16, 2002).
†10.25	2002 Supplemental Stock Plan.
†10.26(5)	Amended and Restated Stock Option Agreement (with Notice of Grant of Stock Option), dated November 26, 2001 by and between the Company and John Cracchiolo.
10.27(7)	Promissory Note, dated July 15, 2002, issued by U.S. Medical Development, Inc. to the Company.
10.28(8)	First Amended and Restated Promissory Note, dated September 30, 2002, issued by U.S. Medical Development, Inc. to the Company.
†10.29	Employment Agreement, effective as of May 1, 2002, by and between the Company and Holly Williams.
10.30(12)	Registration Rights Agreement, dated as of February 21, 2002, by and among the Company and the parties listed on Schedule A thereto.
10.31	Registration Rights Agreement, dated as of May 28, 2002, by and between the Company and Cryomedical Sciences, Inc.
†10.32	Letter Agreement, dated June 11, 1999, by and between the Company and Jerry Anderson
10.33	Blanket Purchase Agreement, effective April 1, 2002, by and between Timm Medical Technologies, Inc. and the U.S. Department of Veterans Affairs
†10.34	2002 Executive Separation Benefits Plan
16.1(11)	Letter, dated November 17, 2003, from KPMG LLP regarding change in certifying accountant.
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP; Independent Auditors.
24.1	Power of Attorney, included on signature pages.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for William J. Nydam.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Nydam.
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or corporate plan or arrangement

(1)	Previously filed on Form 8-K on March 5, 2002.

(2)	Previously filed with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed on Form 10-Q for the quarter ended June 30, 2001.

(4)	Previously filed on Form 10-Q for the quarter ended September 30, 2001.

(5)	Previously filed with our Registration Statement on Form S-8 filed on January 31, 2002.

(6)	Previously filed on Form 10-Q for the quarter ended June 30, 2002.

(7)	Previously filed on Form 8-K on August 16, 2002.

(8)	Previously filed on Form 8-K on October 15, 2002.

(9)	Previously filed on Form 10-K for the year ended December 31, 2001.

(10)	Previously filed with our Registration Statement on Form S-8 filed on June 22, 1999.

(11)	Previously filed with our preliminary proxy statement for the 2003 annual meeting filed on November 26, 2003.

(12)	Previously filed with our Registration Statement on Form S-3 filed on May 15, 2002.

(13)	Previously filed with our definitive proxy statement for the 2002 annual meeting filed on April 30, 2002.