Form 10-K/A
period 2003-12-31
ENDOCARE INC
filed 2004-04-29
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from          to          .

Commission File Number 000-27212

Endocare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0618093

(State of incorporation)	(I.R.S. Employer Identification No.)

201 Technology, Irvine, CA	92618

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 450-5400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Rights to Purchase Shares of Series A Junior Participating Preferred Stock
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☐    No ☒     (2) Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐

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

     There were 23,992,382 shares of the Registrant’s common stock issued and outstanding as of March 31, 2004.

Endocare, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2003

		Page
Explanatory Note
Part III
Item 10.	Directors and Executive Officers of the Registrant	1
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions	16
Item 14.	Principal Accounting Fees and Services	17
Signature		19
EXHIBIT 31.1
EXHIBIT 31.2

Exhibits
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

EXPLANATORY NOTE

     This amendment to our annual report on Form 10-K for the fiscal year ended December 31, 2003 is being filed in order to provide the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.

     Part III of our annual report on Form 10-K for the fiscal year ended December 31, 2003 is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     The following table lists our directors:

Name	Age	Position with Endocare
Robert F. Byrnes †*	59	Director
John R. Daniels, M.D. *+	65	Director
Craig T. Davenport	51	Chairman and Chief Executive Officer
Ronald A. Matricaria +	61	Lead Director
Terrence A. Noonan †+	66	Director
Michael J. Strauss, M.D. *+	50	Director
Thomas R. Testman †(1)	66	Director

†	Member of the audit committee.

*	Member of the compensation committee.

+	Member of the nominating committee.

(1)	Our board of directors has determined that Mr. Testman is an “audit committee financial expert,” as defined in Securities and Exchange Commission Regulation S-K Item 401(h)(2).

     Robert F. Byrnes has served as a director since August 1997. Mr. Byrnes has served as president and chief executive officer of Thermage, Inc., a medical device company, since 2002. Prior to that, Mr. Byrnes served as chief executive officer for Roan, Inc., a healthcare consulting and services company, from 1997 to 2002. From 1996 until 1997, he served as president and chief executive officer of Matria Healthcare, Inc., a medical services company. He also is on the board of directors of Tandem Medical, Advolife, Inc. and Thermage, Inc. He holds a B.S. from Ferris State University and an M.B.A. from Loyola University in Chicago.

     John R. Daniels, M.D. has served as a director since January 2004. Dr. Daniels is former chief executive officer and chairman at a number of medical technology companies, as well as an accomplished clinician and past faculty member of the Stanford University School of Medicine. From 1990 to the present, Dr. Daniels has served as an associate professor of medicine in the Division of Oncology at the University of Southern California School of Medicine. Dr. Daniels is the founder or co-founder of five start-up companies, including: Collagen Corporation, which was acquired by Inamed, a publicly-traded healthcare company; Target Therapeutics, today a division of Boston Scientific Corporation, a publicly-traded medical device company; and Balance Pharmaceuticals, a company founded in 1992 to develop and market a drug to moderate hormone levels in pre-menopausal women. Dr. Daniels is currently a director and chairman of Balance Pharmaceuticals. From 1997 until 2002, Dr. Daniels was chairman of Cohesion Technologies, a publicly-traded spin-off from Collagen Corporation, which developed sealing technologies for surgery. In 2003 Cohesion Technologies was acquired by Angiotech Pharmaceuticals, a publicly-traded company that develops drug-coated medical devices and drug-loaded surgical implants. Dr. Daniels holds a B.A. from Stanford University and an M.D. from the Stanford University School of Medicine.

     Craig T. Davenport has served as our chief executive officer since December 2003 and as our chairman since January 2004. He served as a consultant reporting to our board of directors from August 2003 to December 2003. From 1994 to the present, he has been chief executive officer and managing partner of The D.W. Group, a private healthcare advisory and investment company. From 1985 to 1993 Mr. Davenport was president and chief operating officer of Tokos Medical Corporation, a publicly-traded medical device manufacturer and provider of perinatal nursing services for women. He began his healthcare career at American Hospital Supply Corporation in 1974 and in 1982 was named president of American Physician Service and Supply. Mr. Davenport has served on the boards of several healthcare companies over the past 20 years and is a board member to several private medical device companies and a private equity healthcare fund. Mr. Davenport holds a B.G.S. degree from Ohio University with major emphasis in marketing and management.

     Ronald A. Matricaria has served as a director since June 2002. Mr. Matricaria has over 30 years of medical device and pharmaceutical experience at St. Jude Medical, Inc. and Eli Lilly and Company, Inc. From 1993 to 1999, he served as president and chief executive officer of St. Jude Medical, Inc. and was elected chairman of the board of directors in 1995. Prior to joining St. Jude Medical, Mr. Matricaria spent 23 years with Eli Lilly and Company, Inc. His last position was executive vice president of the Pharmaceutical Division of Eli Lilly and Company and president of its North American operations. He also served as president of Eli Lilly International Corporation since 1991. From 1999 to the present, Mr. Matricaria has been serving as a board member or advisor to several companies. In addition to serving on our board, Mr. Matricaria currently serves on the boards of CardioDynamics International Corporation, Cyberonics and VistaCare, Inc. and is an advisor or board member to several medically related privately owned companies and a private equity healthcare fund. Mr. Matricaria is also chairman of the board of directors of Haemonetics, Inc. Mr. Matricaria holds a bachelor’s degree in pharmacy from Massachusetts College of Pharmacy and was awarded an honorary Doctor of Science degree in pharmacy in recognition of his contributions to the practice of pharmacy.

     Terrence A. Noonan has served as a director since September 2003. From 1991 to 1999, Mr. Noonan was president and chief operating officer of Furon Company, a New York Stock Exchange-listed manufacturer of industrial and medical polymer components. Mr. Noonan served as an executive vice president of Furon from 1989 to 1991 and as a vice president of Furon from 1987 to 1989. Prior to joining Furon in 1987, Mr. Noonan served as a group vice president of Eaton Corporation, a diversified global manufacturer of transportation and electrical products. From 1999 to the present, Mr. Noonan has been serving as a board member to several companies. In addition to serving on our board, Mr. Noonan currently serves on the boards of Barnes Marketing, Inc. and Highway Holdings, Ltd. Mr. Noonan received a B.S. from Miami University and an E.M.B.A. from Case Western Reserve University.

     Michael J. Strauss, M.D., M.P.H. has served as a director since February 1999. He is currently the chief executive officer of Naviscan PET Systems, Inc. (formerly PEM Technologies, Inc.), a developer of compact high-resolution positron emission tomography (PET) devices. Dr. Strauss was a founder and officer of Covance Health Economics and Outcomes Services, Inc., a healthcare consulting and service firm, from 1988 through 1999. He serves on the board of directors of Cyberonics, Inc. and Naviscan PET Systems, Inc. He obtained an A.B. from Harvard College, M.D. from Duke University and M.P.H. from the University of Washington School of Public Health.

     Thomas R. Testman has served as a director since April 2003. Mr. Testman is a former managing partner of Ernst & Young LLP where, during his tenure from 1962 to 1992, he served as managing partner of both Health Care Services and Management Consulting Services for the West Coast and national practices. From 1993 to the present, Mr. Testman has been serving as a board member to both public and private companies. In addition to serving on our board, Mr. Testman currently serves on the board of directors of three other public companies, Amylin Pharmaceuticals, Inc., ChromaVision Medical Systems, Inc., and Specialty Laboratories, Inc. He also serves on the board of several private companies, including serving as chairman of Covenant Care, Inc. and Pacific Health Corporation. During 1998, he served as chairman of the board and interim chief executive officer of Techniclone Corp. (now Peregrine Pharmaceuticals, Inc.). Mr. Testman previously was a director and chairman of the audit committee of MiniMed Inc., and Mr. Testman also was chairman of the special committee that oversaw MiniMed’s acquisition by Medtronic, Inc. He received a B.A. in business from Pacific Union College and an M.B.A. from Trinity University. Mr. Testman is a certified public accountant.

Board Changes

     Over the past year, the membership of our board of directors has changed significantly: Mr. Testman joined our board in April 2003 to fill a then-existing vacancy; Mr. Noonan joined our board in September 2003, filling a vacancy created by the resignation of Paul W. Mikus; and Mr. Davenport and Dr. Daniels joined our board in January 2004, filling vacancies created by the resignations of Peter F. Bernardoni and Benjamin Gerson, M.D. Our nominating committee continues to focus on strengthening our board by searching for candidates with significant financial, operational and/or sales and marketing expertise, or health care experience, and who are “independent,” as defined in the Nasdaq listing standards.

Executive Officers

     The following table lists our executive officers:

Name	Age	Position with Endocare
Craig T. Davenport	51	Chairman and Chief Executive Officer
William J. Nydam	54	President and Chief Operating Officer
Katherine Greenberg	51	Senior Vice President, Chief Financial Officer and Secretary

     Craig T. Davenport has served as our chief executive officer since December 2003 and as our chairman since January 2004. For additional information regarding Mr. Davenport, see above under “Directors.”

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

     Katherine Greenberg joined us in March 2003 as senior vice president and chief financial officer and has served as secretary since June 2003. Prior to joining us, Ms. Greenberg worked for Junum, Inc., a technology-based financial services company, where she served as chief financial officer and financial consultant from October 2001 to November 2002. She served as chief financial officer of Fastpoint Communications, Inc., an Internet services provider, from February 2000 to December 2002. Fastpoint filed a voluntary bankruptcy petition under Chapter 11 in December 2000 and the bankruptcy court approved its plan of reorganization in 2002. From February 1999 to February 2000, Ms. Greenberg served as vice president and controller, information technology group at The Capital Group Companies, Inc., a private investment management firm. From February 1998 to February 1999, Ms. Greenberg worked as vice president and chief financial officer of Justice Technology, Inc., an international telecommunications service provider. From January 1987 to December 1997, Ms. Greenberg worked for DePuy, Inc.’s DePuy ACE division, an orthopedic device manufacturer, serving as divisional chief financial officer and executive vice president, finance and operations. Ms. Greenberg holds a B.A. degree in philosophy from Mount Holyoke College and an M.B.A. from Columbia Business School and is a certified public accountant.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the period from January 1, 2003 through December 31, 2003, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met in a timely manner, with the exception of the following late filings:

•	Form 3s were filed late on April 8, 2003 to report the appointment on March 3, 2003 of Mr. Nydam as our president and chief operating officer and the appointment on March 3, 2003 of Ms. Greenberg as our senior vice president and chief financial officer. In addition, Form 4s were filed late on May 8, 2003 to report the grant on March 3, 2003 of 750,000 options to Mr. Nydam and 250,000 options to Ms. Greenberg;

•	A Form 3 was filed late on May 9, 2003 to report Mr. Testman’s appointment to our board of directors on April 26, 2003, and a Form 4 was filed late on May 9, 2003 to report the grant on April 26, 2003 to Mr. Testman of 20,000 options under our 1995 Director Option Plan;

•	Form 4s were filed late on June 10, 2003 to report the grant on March 3, 2003 of 50,000 options to Kevin Quilty and 25,000 options to Jay Eum; and

•	Form 4s were filed late on June 27, 2003 to report the automatic grant on January 2, 2003 of 5,000 options under our 1995 Director Option Plan to each of Messrs. Byrnes and Matricaria and Drs. Gerson and Strauss.

Financial Code of Ethics

     We have adopted a financial code of ethics that applies to all of our employees. This financial code of ethics constitutes a “code of ethics,” as defined in SEC Regulation S-K Item 406(b). A copy of our financial code of ethics is available on our website at http://www.endocare.com/investor.html. The information on our website is not incorporated by reference into this annual report on Form 10-K. If we make any amendments to our financial code of ethics, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our financial code of ethics to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, then we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at http://www.endocare.com/investor.html or in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table sets forth summary information regarding the compensation earned by our chief executive officer and each of our other most highly compensated executive officers employed by us as of December 31, 2003 and whose salary and bonus for the fiscal year ended December 31, 2003 was in excess of $100,000 for their services rendered in all capacities to us. This table also sets forth summary information for: Kevin Quilty, our senior vice president, sales and marketing, who served as an executive officer for a portion of 2003; Paul Mikus, our former chief executive officer; and John Cracchiolo, our former chief operating officer, chief financial officer and secretary. No executive officers who would have otherwise been included in this table on the basis of salary and bonus earned for the fiscal 2003 year have been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals are hereinafter referred to as the “Named Executive Officers.”

Summary 2003 Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Award
				Other	Securities
				Annual	Underlying		All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Options/SARS(3)		Compensation
Craig T. Davenport(4)	2003	$12,500	$174,450	—	900,000		$218,876	(13)
Chairman and Chief Executive Officer					100,000
William J. Nydam(5)	2003	$202,769	$55,766	$10,946	500,000		$7,094	(14)
President and Chief Operating Officer					250,000
Katherine Greenberg(6)	2003	$154,162	$61,423	$3,042	250,000		$5,144	(14)
Senior Vice President, Chief Financial Officer and Secretary
Kevin M. Quilty(7)	2003	$200,000	—	$6,088	50,000		$77,085	(14)(15)
Senior Vice President, Sales and	2002	$217,667	$24,000	$5,025	40,000		$8,650	(14)
Marketing	2001	$150,545	$50,674	$2,100	200,000		$6,687	(14)
Paul W. Mikus(8)	2003	$145,833	$53,081	$3,850	—		$787,714	(14)(16)(17)(18)
Former Chairman, President	2002	$239,583	$20,000	$6,325	200,000	(10)	$13,501	(14)
and Chief Executive Officer	2001	$174,025	$64,860	$6,600	—		$67,430	(14)(17)(20)
John V. Cracchiolo(9)	2003	$123,333	$37,369	—	385,000	(11)	$726,892	(14)(16)(17)(19)
Former Chief Operating Officer	2002	$210,833	$26,400	—	35,000	(12)	$8,790	(14)
and Chief Financial Officer	2001	$95,000	$43,115	—	350,000	(12)	$4,103	(14)

(1)	Bonus amounts were earned and accrued for each quarter of the fiscal year in which reported, but bonuses for the fourth quarter of the fiscal year were paid after the close of that fiscal year.

(2)	This amount represents an automobile allowance.

(3)	We do not grant Stock Appreciation Rights.

(4)	Mr. Davenport joined us in December 2003 as our chief executive officer and became our chairman in January 2004.

(5)	Mr. Nydam joined us in March 2003 as our president and chief operating officer.

(6)	Ms. Greenberg joined us in March 2003 as our senior vice president and chief financial officer and has served as secretary since June 2003.

(7)	Mr. Quilty joined us in February 2001 as senior vice president, sales and marketing.

(8)	Mr. Mikus resigned as our president and chief executive officer in March 2003 and resigned as our chairman in September 2003.

(9)	Mr. Cracchiolo joined us in June 2001 as chief operating officer, chief financial officer and secretary. Mr. Cracchiolo resigned as chief operating officer and chief financial officer in March 2003 and ceased to serve as secretary in June 2003, but remained an employee in the position of president, radiology division until July 31, 2003.

(10)	These options were cancelled effective July 31, 2003, as described below under “Employment Contracts, Severance Agreements and Change of Control Arrangements.”

(11)	As described below under “Employment Contracts, Severance Agreements and Change of Control Arrangements,” pursuant to the terms of Mr. Cracchiolo’s employment agreement, on October 30, 2003 we granted to Mr. Cracchiolo fully-vested options to acquire 385,000 shares of our common stock, at an exercise price of $4.50 per share, in exchange for the cancellation of options to acquire 385,000 shares previously granted to Mr. Cracchiolo in 2001 and 2002. Since Mr. Cracchiolo's employment was terminated effective July 31, 2003, the fair value of the options granted to him following his termination date was expensed in the third quarter of 2003. Total compensation charge related to these options totaled approximately $1,715,000 and was fixed at the date of issuance. The value of the options were measured using the Black Scholes model with the following assumptions: stock volatility: 1.58, risk free rate: 4.29, expected lives: 10 years, stock yield: 0.

(12)	These options were cancelled effective March 3, 2003, as described below under “Employment Contracts, Severance Agreements and Change of Control Arrangements.”

(13)	Represents consulting payments that we made to Mr. Davenport before he became our chief executive officer, pursuant to the terms of a consulting agreement that we entered into with Mr. Davenport in August 2003.

(14)	The amounts include the value of our contributions on behalf of each Named Executive Officer under our 401(k) plan, medical plan and group term life insurance plan. These contributions were: for Mr. Nydam, $7,094 in 2003; for Ms. Greenberg, $5,144 in 2003; for Mr. Quilty, $9,553 in 2003, $8,650 in 2002 and $6,687 in 2001; for Mr. Mikus, $6,208 in 2003, $13,501 in 2002 and $9,846 in 2001; and for Mr. Cracchiolo, $6,208 in 2003, $8,790 in 2002 and $4,103 in 2001. In addition, each of the Named Executed Officers was entitled to be reimbursed by us for dental and vision care, but the amounts that we actually reimbursed during each year were not material individually or in the aggregate.

(15)	Includes commission payments based on gross revenues totaling $67,532 paid to Mr. Quilty in 2003 under the terms of his employment agreement Mr. Quilty did not earn a separate bonus in 2003.

(16)	Includes $4,355 and $5,367 in COBRA payments made in 2003 on behalf of Mr. Mikus and Mr. Cracchiolo, respectively.

(17)	Includes vacation payouts of $25,975 in 2001 and $25,356 in 2003 to Mr. Mikus and a vacation payout of $10,061 in 2003 to Mr. Cracchiolo.

(18)	Includes severance and consulting payments, plus interest earned while funds were held in escrow, of $751,795 to Mr. Mikus.

(19)	Includes severance payment, plus interest earned while funds were held in escrow, of $617,475 to Mr. Cracchiolo and a relocation allowance of $86,881 paid to Mr. Cracchiolo.

(20)	Includes forgiveness in 2001 of a loan made to Mr. Mikus in 1998 plus interest thereon; the total amount forgiven was $36,609.

Stock Option Grants

     The following table sets forth information concerning each grant of stock options made during 2003 to each of the Named Executive Officers.

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Shares Underlying Options		Percent of Total Options Granted to Employees in Fiscal	Exercise Price Per Share	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Terms($)(4)
Name	Granted(1)		Year(2)	($/Share)(3)	Date	5%	10%
Craig T. Davenport	1,000,000	(5)	35.36%	$4.27	12/15/2013	$2,685,380	$6,805,280
William J. Nydam	750,000	(6)	26.52%	$2.25	3/3/2013	$1,061,260	$2,689,440
Katherine Greenberg	250,000		8.84%	$2.25	3/3/2013	$353,753	$896,480
Kevin M. Quilty	50,000		1.77%	$2.25	3/3/2013	$70,751	$179,296
Paul W. Mikus	—		—	—	—	—
John V. Cracchiolo	385,000	(7)	13.61%	$4.50	10/30/2013	$1,089,560	$2,761,159

(1)	All options become fully vested and exercisable upon (i) a dissolution, liquidation or sale of substantially all our assets, (ii) any reorganization, merger or consolidation in which we do not survive or in which our shares outstanding prior to the transaction are converted into other property or (iii) an acquisition of 50% or more of our stock. Unless otherwise noted, prior to and in the absence of such merger, sale or acquisition, the options vest over a four-year period, with 25% to vest on the one year anniversary date and the remaining 75% to vest in equal monthly installments thereafter over the following three years. Each option has a maximum term of 10 years measured from the grant date, subject to earlier termination upon the optionee’s cessation of service with us. The shares subject to each option become exercisable only if vested.

(2)	Percentages are based on an aggregate of 2,828,000 options granted to our employees under our 1995 Stock Plan during 2003 and options granted to Messrs. Davenport, Nydam and Cracchiolo and to Ms. Greenberg outside of our 1995 Stock Plan during 2003.

(3)	The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a broker-assisted cashless exercise procedure involving a same-day sale of the purchased shares. We may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state tax liability incurred in connection with such exercise.

(4)	The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option. We do not provide assurance to any Named Executive Officer or any other holder of our securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock does in fact appreciate over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(5)	900,000 of these options vest as follows: 25% of the options vest on December 15, 2003; and 1/48th of the options vest beginning on January 15, 2005 and at the end of each monthly anniversary thereafter. The remaining 100,000 of these options vest upon the first to occur of the attainment of mutually-agreed performance objectives or December 15, 2008.

(6)	500,000 of the options have the standard vesting schedule described above in footnote 1. The remaining 250,000 of these options vest upon the first to occur of the attainment of mutually-agreed performance objectives or March 3, 2008.

(7)	As described above under “Executive Compensation” and below under “Employment Contracts, Severance Agreements and Change of Control Arrangements,” pursuant to the terms of Mr. Cracchiolo’s employment agreement, on October 30, 2003 we granted to Mr. Cracchiolo fully-vested options to acquire 385,000 shares of our common stock, at an exercise price of $4.50 per share, in exchange for the cancellation of options to acquire 385,000 shares previously granted to Mr. Cracchiolo.

Aggregate Option Exercises in 2003 and Option Values at December 31, 2003

     The following table sets forth certain information, with respect to the Named Executive Officers, concerning the exercise of options during our 2003 fiscal year and unexercised options held by them at the end of that fiscal year. No stock appreciation rights were exercised by the Named Executive Officers during such fiscal year, and no stock appreciation rights were held by them at the end of such fiscal year.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Shares
			Underlying Unexercised		Value of Unexercised
	Number of		Options as of		In-the-Money Options
	Shares Acquired on	Value	31-Dec-03		as of December 31, 2003(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Craig T. Davenport	—	—	225,000	775,000	—	—
William J. Nydam	—	—	—	750,000	—	$1,297,500
Katherine Greenberg	—	—	—	250,000	—	$432,500
Kevin M. Quilty	—	—	156,666	133,334	—	$86,500
Paul W. Mikus	—	—	565,000	—	$1,546,500	—
John V. Cracchiolo	—	—	385,000	—	—	—

(1)	Based on the market price of $3.98 per share, which was the average of the high and low bid prices per share of common stock as reflected on December 31, 2003. The Company’s common stock has not traded on the Nasdaq National Market since December 11, 2002 and was subsequently delisted. As such, the values listed above reflect the trading price of the Company’s delisted shares and may or may not reflect the true value of the Company’s common stock.

Compensation of Directors

     Each of our non-employee directors receives an annual retainer of $18,000 for his service as a director. The chairman of the audit committee, the chairman of the compensation committee and the chairman of the nominating committee each receives an additional annual retainer of $10,000. Each non-employee director also receives $1,000 for each meeting of our board of directors or any committee thereof that he attends in person and an additional payment of $500 for each meeting of our board of directors or any committee thereof that he attends telephonically. In addition, each non-employee director participates in our 1995 Director Option Plan described below (the “Director Plan”). Directors also are reimbursed for reasonable expenses incurred in connection with serving as directors.

     Under the automatic option grant program in effect under the Director Plan, each individual who was serving as a non-employee board member (each, an “Outside Director”) prior to June 4, 1998, was automatically granted an option to purchase 10,000 fully vested shares of common stock upon his or her initial election or appointment as an Outside Director. On June 4, 1998, at the 1998 Annual Meeting of Stockholders, our stockholders approved an amendment to the Director Plan increasing the automatic option grant made to an Outside Director upon his or her initial appointment or election to our board to 20,000 shares of common stock, which grant becomes exercisable in two equal annual installments over the Outside Director’s first two years of board service. In addition, under the Director Plan, after such Outside Director’s initial appointment, he or she receives an automatic option grant each January 1, or on the first day after January 1 on which national stock exchanges and The Nasdaq Stock Market are open for trading, with an exercise price equal to the fair market value of our common stock on such date, to acquire 5,000 shares of common stock, provided that he or she has served on our board for at least six months. The 5,000 share annual option grants become fully vested and exercisable on the first anniversary of the grant date, provided the Outside Director continues in board service through such date.

     On January 1 of each of 2002, 2003 and 2004, or on the first day after January 1 on which national stock exchanges and The Nasdaq Stock Market were open for trading, each person then serving as an Outside Director received the automatic 5,000 share option grant described above. All of the options granted to Outside Directors were granted at an exercise price equal to the fair market value of the common stock on the date the options were granted.

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

Employment Agreement with Mr. Davenport

     We have entered into an employment agreement with Mr. Davenport, dated as of December 15, 2003. Under his employment agreement, Mr. Davenport’s initial base salary is $300,000 per year, and Mr. Davenport is eligible to receive an annual bonus of up to 45% of his base salary. In addition, the employment agreement provides for a cash signing and relocation bonus of $174,450, payable on December 15, 2003. The employment agreement also provides that we will reimburse Mr. Davenport for interim housing and other temporary living expenses, in an aggregate amount of up to $36,000.

     Mr. Davenport’s employment agreement provides that Mr. Davenport will receive options to purchase 900,000 shares of our common stock, at an exercise price per share equal to $4.27. These options vested as to 25% of the shares on December 15, 2003 and vest as to 1/48th of the shares beginning on January 15, 2005 and at the end of each monthly anniversary thereafter. The vesting will accelerate upon the occurrence of a change in control of us. These options expire on the tenth anniversary of Mr. Davenport’s employment.

     Mr. Davenport’s employment agreement also provides that Mr. Davenport will receive additional options to purchase 100,000 shares of our common stock, at an exercise price per share equal to $4.27. These options vest upon the first to occur of the attainment of performance objectives that have been mutually agreed upon by us and Mr. Davenport or December 15, 2008. The vesting will accelerate upon the occurrence of a change in control of us. These options expire on the tenth anniversary of Mr. Davenport’s employment.

     Mr. Davenport’s employment agreement also provides that, if we terminate Mr. Davenport’s employment other than for “cause” (as defined in the employment agreement) or if Mr. Davenport terminates his employment for “good reason” (as defined in the employment agreement), or if Mr. Davenport dies or becomes disabled as a direct result of business-related activities, then, during the “severance period” (i) we will continue to pay to Mr. Davenport his base salary and annual bonus and make available to Mr. Davenport the benefits made generally available by us to our employees, and (ii) all of his current options, covering 1,000,000 shares of common stock, as well as his subsequently granted options, will continue to vest during the severance period. Mr. Davenport, at his option, may elect to have the cash severance described above paid in one lump sum payment within five business days of the applicable termination of his employment. If the date of Mr. Davenport’s termination is on or before December 15, 2004, then the term “severance period” means the period beginning on the date of Mr. Davenport’s termination and ending on December 15, 2005. If the date of Mr. Davenport’s termination is after December 15, 2004, then the term “severance period” means the twelve (12)-month period immediately following the date of Mr. Davenport’s termination.

     Prior to his employment with us, we paid to Mr. Davenport $218,876 pursuant to a consulting agreement that we entered into with Mr. Davenport in August 2003.

Employment Agreement with Mr. Nydam

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

Employment Agreement with Ms. Greenberg

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

     Also on September 23, 2003, we entered into an escrow agreement with Mr. Mikus, which provides that the $375,000 severance payment owed under the separation agreement and the $375,000 upfront consulting fee owed under the consulting agreement will be held in an escrow account and shall not be released to Mr. Mikus before March 8 or 9, 2004, unless we have been advised by the Securities and Exchange Commission before March 1, 2004, that it will not be initiating a proceeding against Mr. Mikus and no other repayment event under the separation agreement and consulting agreement has occurred. On March 8, 2004, the $375,000 severance payment and the $375,000 upfront consulting fee were released to Mr. Mikus from escrow, in accordance with the escrow agreement.

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

     In addition, Mr. Cracchiolo’s employment agreement provides that, as of March 3, 2003, all of Mr. Cracchiolo’s outstanding options to acquire shares of our common stock were cancelled. In exchange for the cancellation of his options and pursuant to the terms of Mr. Cracchiolo’s employment agreement, on October 30, 2003 we granted to Mr. Cracchiolo replacement options to acquire 385,000 shares of our common stock, at an exercise price of $4.50 per share. The replacement options were fully vested and exercisable upon grant, subject to compliance with applicable federal and state securities laws. Since Mr. Cracchiolo's employment terminated effective July 31, 2003, the fair value of the 385,000 options granted to him after the termination date was expensed in the third quarter of 2003. Total compensation charge related to these options totaled approximately $1,715,000 and was fixed at the date of issuance. The value of the options were measured using the Black Scholes model with the following assumptions: stock volatility: 1.58, risk free rate: 4.29, expected lives: 10 years, stock yield: 0.

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

     Mr. Cracchiolo resigned as chief operating officer and chief financial officer in March 2003 and ceased to serve as secretary in June 2003, but remained an employee in the position of president, radiology division until July 31, 2003. Effective July 31, 2003, we terminated Mr. Cracchiolo’s employment other than for “cause” in order to complete an orderly transition of responsibilities to our new management team. Accordingly, Mr. Cracchiolo is entitled to receive the benefits associated with a “Qualified Termination” that are described above. On September 23, 2003, we and Mr. Cracchiolo entered into an escrow agreement which provides that the $616,000 severance payment resulting from Mr. Cracchiolo’s termination would be held in an escrow account and would not be released to Mr. Cracchiolo before March 8 or 9, 2004 and then, unless otherwise ordered by a court of law, only with the written consent of the Securities and Exchange Commission if an enforcement proceeding has been commenced against Mr. Cracchiolo. On March 8, 2004, the severance payment was released to Mr. Cracchiolo from escrow, in accordance with the escrow agreement.

2002 Executive Separation Benefits Plan

     Effective as of July 17, 2002, we adopted a 2002 Executive Separation Benefits Plan to provide separation benefits to certain designated employees, including, among others, Messrs. Quilty, Mikus and Cracchiolo. The Plan provides that, in the case of any “covered termination,” Messrs. Mikus and Cracchiolo will receive two times their “base pay” and Messrs. Eum and Quilty are entitled to receive one time their “base pay.” Messrs. Mikus and Cracchiolo no longer are eligible to receive benefits under the Plan, given that their employment with us has been terminated. For purposes of the Plan, the term “base pay” means the respective employee’s highest annual base salary rate paid during the 24 months immediately preceding termination of the employee’s employment due to a covered termination, plus the maximum amount of any bonus payable to the employee in such period under a written bonus plan of ours. The Plan defines the term “covered termination” as the termination of the employee’s employment either (i) by the employee for “good reason” (as defined in the Plan) after a change in control, (ii) by the employee for any reason or no reason during the 30-day period immediately following the six month anniversary of the closing of a transaction resulting in a change in control or (iii) voluntarily by us (or our successor following a change in control) after a change in control for a reason other than “cause” (as defined in the Plan), death or disability. Each employee participating in the Plan also is entitled to continued eligibility for our benefit programs after a covered termination for a period equal to the number of months of base pay to be received by such employee under the Plan.

     On February 13, 2004, our board of directors approved amendments to the Plan to add Ms. Greenberg and Messrs. Davenport and Nydam as eligible employees under the Plan. In the case of any “covered termination”:

•	Mr. Davenport will receive an amount equal to the greater of: (i) his base pay; or (ii) an amount determined by multiplying his base pay by a fraction, the numerator of which is the number of days following the date of Mr. Davenport’s covered termination until December 15, 2005, and the denominator of which is 731; and

•	Mr. Nydam and Ms. Greenberg will receive an amount equal to his or her respective base pay.

     Also on February 13, 2004, our board of directors approved the termination of the Plan, effective as of July 18, 2004, assuming that no change in control of us has occurred prior to July 18, 2004.

Compensation Committee Interlocks and Insider Participation

     Our compensation committee consists of Messrs. Byrnes, Daniels and Strauss, none of whom were at any time during fiscal 2003 or at any other time our officer or employee. There are no compensation committee interlocks between us and other entities involving our executive officers and board members who serve as executive officers or board members of such other entities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 31, 2003, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	A	B	C
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued	Weighted Average	Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Security Holders(1)	2,524,564 (3)	$6.06	902,354 (4)
Equity Compensation Plans not Approved by Security Holders(2)	2,585,000	$4.08	—
Total	5,109,564	$5.06	902,354

(1)	Consists of the 1995 Stock Plan and 1995 Director Option Plan.

(2)	Consists of the 2002 Supplemental Stock Plan and options to purchase 1,000,000 shares granted to Mr. Davenport in December 2003, options to purchase 750,000 shares granted to Mr. Nydam in March 2003, options to purchase 250,000 shares granted to Ms. Greenberg in March 2003 and options to purchase 385,000 shares granted to Mr. Cracchiolo in October 2003.

(3)	Consists of 2,344,564 shares to be issued upon the exercise of options outstanding under the 1995 Stock Plan and 180,000 shares to be issued upon the exercise of options outstanding under the 1995 Director Option Plan.

(4)	Consists of shares available for future issuance under the 1995 Stock Plan and 1995 Director Option Plan. As of December 31, 2003, an aggregate of 857,354 shares of common stock were available for issuance under the 1995 Stock Plan and 45,000 shares of common stock were available for issuance under the 1995 Director Option Plan. The number of shares of common stock available for issuance under the 1995 Stock Plan automatically increases on the first trading day of each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will any such annual increase exceed 1,000,000 shares of common stock.

(5)	The table does not include information for equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2003, a total of 9,188 shares of our common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $7.25 per share. No additional options may be granted under those assumed plans.

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

Options Granted to Messrs. Davenport and Nydam and Ms. Greenberg

     The options that we granted in 2003 to Messrs. Davenport and Nydam and Ms. Greenberg are described above under “Item 11. Executive Compensation - Employment Contracts, Severance Agreements and Change of Control Arrangements.”

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

Principal Stockholders

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of March 31, 2004, unless otherwise noted, by:

•	each stockholder known to us to own beneficially more than 5% of our common stock;

•	each of our directors, nominees and executive officers;

•	each of our Named Executive Officers listed in the “Summary 2003 Compensation Table” included in this Proxy Statement; and

•	all of our current directors and executive officers as a group.

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

	Amount and Nature
	of Beneficial	Percentage
Name and Address	Ownership(1)	of Total
DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS
Robert F. Byrnes (2)	301,613	1.3%
John R. Daniels, M.D. (3)	—	*
Craig T. Davenport (4)	225,000	*
Ronald A. Matricaria (5)	15,000	*
Terrence A. Noonan (6)	—	—
Michael J. Strauss, M.D. (7)	65,000	*
Thomas R. Testman (8)	10,000	*
William J. Nydam (9)	145,833	*
Katherine Greenberg (10)	72,917	*
All current directors and executive officers as a group (9 persons) (11)	835,363	3.4%
NAMED EXECUTIVE OFFICERS WHO NO LONGER ARE EXECUTIVE OFFICERS
Kevin M. Quilty (12)	196,250	*

	Amount and Nature
	of Beneficial	Percentage
Name and Address	Ownership(1)	of Total
Paul W. Mikus (13)	740,000	3.0%
John V. Cracchiolo (14)	385,000	1.6%
5% STOCKHOLDERS
State of Wisconsin Investment Board (15)	3,075,500	12.8%
P.O. Box 7842
Madison, WI 53707
Entities affiliated with Safeco Corporation (16)	1,628,745	6.8%
Safeco Plaza
Seattle, WA 98185
Entities affiliated with Prudential Financial, Inc. (17)	1,486,800	6.2%
751 Broad Street
Newark, NJ 07102
Jennison Associates LLC (18)	1,484,700	6.2%
466 Lexington Avenue
New York, NY 10017
Entities affiliated with Ferrer Freeman & Company, LLC (19)	1,443,533	6.0%
10 Glenville Street
Greenwich, CT 06831
Entities and individuals affiliated with SC Fundamental LLC (20)	1,325,000	5.5%
747 Third Avenue, 27th Floor
New York, NY 10017

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options or convertible securities currently exercisable, or exercisable within 60 days of March 31, 2004, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. As of March 31, 2004, there were 23,992,382 shares of our common stock outstanding.

(2)	Includes 15,000 shares subject to options that are exercisable within 60 days after March 31, 2004.

(3)	Mr. Daniels has served as a director since January 2004. Mr. Daniels received an option to purchase 20,000 shares of common stock granted on January 19, 2004, of which no shares are exercisable within 60 days after March 31, 2004.

(4)	Represents 225,000 shares subject to options that are exercisable within 60 days after March 31, 2004.

(5)	Represents 15,000 shares subject to options that are exercisable within 60 days after March 31, 2004.

(6)	Mr. Noonan has served as a director since September 2003. Mr. Noonan received an option to purchase 20,000 shares of common stock granted on September 23, 2003, of which no shares are exercisable within 60 days after March 31, 2004.

(7)	Includes 50,000 shares subject to options that are exercisable within 60 days after March 31, 2004.

(8)	Represents 10,000 shares subject to options that are exercisable within 60 days after March 31, 2004.

(9)	Represents 145,833 shares subject to options that are exercisable within 60 days after March 31, 2004.

(10)	Represents 72,917 shares subject to options that are exercisable within 60 days after March 31, 2004.

(11)	Includes 533,750 shares subject to options that are exercisable within 60 days after March 31, 2004. Beneficial ownership of our common stock by Messrs. Mikus, Quilty and Cracchiolo is not included in this calculation as they no longer are executive officers.

(12)	Represents 196,250 shares subject to options that are exercisable within 60 days after March 31, 2004.

(13)	Includes 565,000 shares subject to options that are exercisable within 60 days after March 31, 2004.

(14)	Represents 385,000 shares subject to options that we granted to Mr. Cracchiolo on October 30, 2003 pursuant to the terms of Mr. Cracchiolo’s employment agreement with us. All of such options were exercisable on the date on which such options were granted, subject to compliance with applicable federal and state securities laws.

(15)	Pursuant to a Schedule 13G/A filed on February 11, 2004 with the SEC, the State of Wisconsin Investment Board reported sole voting and dispositive power over 3,075,500 shares.

(16)	Pursuant to a joint Schedule 13G/A filed on February 6, 2004 with the SEC: (i) Safeco Common Stock Trust reported that it had shared voting and dispositive power over 849,525 shares; (ii) Safeco Asset Management Company reported that it had shared voting and dispositive power over 1,356,645 shares; and (iii) Safeco Corporation reported shared voting and dispositive power over 1,628,745 shares.

(17)	Pursuant to a Schedule 13G filed on February 10, 2004 with the SEC, Prudential Financial, Inc. reported that it had sole voting and dispositive power over 376,300 shares and shared voting and dispositive power over 1,110,500 shares as the direct or indirect parent of various registered investment advisers and broker-dealers and through its beneficial ownership of the Prudential Insurance Company of America.

(18)	Pursuant to a Schedule 13G filed on February 17, 2004 with the SEC: (i) Jennison Associates LLC had sole voting power and shared dispositive power over 1,484,700 shares; and (ii) the Prudential Insurance Company of America, or Prudential, owns 100% of the equity interests of Jennison Associates LLC, and, as a result, Prudential may be deemed to have the power to exercise or to direct the exercise of the voting and dispositive power that Jennison Associates LLC has with respect to Endocare shares.

(19)	Pursuant to a joint Schedule 13G filed on April 1, 2002 with the SEC: (i) FFC Partners I, L.P. reported that it had sole voting power over 1,386,186 shares and sole dispositive power over 1,331,204 shares; (ii) FFC Executive Partners I, L.P. reported sole voting power over 57,347 shares and sole dispositive power over 55,072 shares; and (iii) Ferrer Freeman & Company, LLC reported shared voting power over 1,443,533 shares and shared dispositive power over 1,386,276 shares.

(20)	Pursuant to a joint Schedule 13G filed on March 4, 2004 with the SEC: (i) SC Fundamental Value Fund, L.P. reported that it had sole voting and dispositive power over 598,000 shares; (ii) SC Fundamental LLC reported that it had shared voting and dispositive power over 598,000 shares; (iii) SC Fundamental Value BVI, Ltd. reported that it had sole voting and dispositive power over 702,000 shares; (iv) SC-BVI Partners reported that it had shared voting and dispositive power over 702,000 shares; (v) PMC-BVI, Inc. reported that it had shared voting and dispositive power over 702,000 shares; (vi) SC Fundamental Value BVI, Inc., reported that it had shared voting and dispositive power over 702,000 shares; (vii) Peter M. Collery reported that he had shared voting and dispositive power over 1,325,000 shares; (viii) Neil H. Koffler reported that he had shared voting and dispositive power over 1,300,000 shares; and (ix) SC Fundamental LLC Employee Savings and Profit Sharing Plan reported that it had sole voting and dispositive power over 25,000 shares.

Item 13. Certain Relationships and Related Transactions

     As described above under “Executive Compensation,” we have entered into certain employment, stock option and other agreements with Ms. Greenberg and Messrs. Davenport, Nydam, Quilty, Mikus and Cracchiolo, and we have adopted a 2002 Executive Separation Benefits Plan.

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

     In October 1999, we entered into a strategic alliance with Sanarus Medical, Inc., a privately held medical device company, to commercialize our proprietary cryosurgical technology in the treatment of breast cancer, benign breast tumors and gynecological diseases. The terms of the related agreements included an equity investment by us in Sanarus totaling $300,000, which represented 6.8% of all outstanding voting securities on the investment date. We also received a warrant to acquire at that time approximately 52.0% of Sanarus’ voting stock on an as-converted, fully-diluted basis, in consideration for entering into a manufacturing, supply and license agreement. In June 2001, we provided a bridge loan to Sanarus in the principal amount of $250,000, which accrued interest at the rate of 8% per annum, compounded annually. This amount was subsequently repaid in July 2001 upon Sanarus’ receipt of additional equity financing. This financing along with other financings by Sanarus reduced our ownership percentage to approximately 1.8% of Sanarus’ voting stock on an as-converted basis and reduced our maximum potential ownership percentage in Sanarus to approximately 20% on an as-converted, fully-diluted basis. In April 2003, we and other investors entered into a bridge loan financing with Sanarus in which Sanarus issued to us a convertible promissory note in the aggregate amount of $600,000 and a related stock purchase warrant with an aggregate exercise price of up to $300,000. In October 2003, we and other investors participated in an equity financing with Sanarus in which Sanarus issued to us shares of preferred stock in exchange for our cancellation of the indebtedness evidenced by our convertible promissory note. This financing along with other financings by Sanarus increased our percentage ownership to approximately 2.7% of Sanarus’ voting stock on an as-converted basis and reduced our maximum potential ownership percentage in Sanarus to approximately 7.9% on an as-converted, fully-diluted basis. Mr. Bernardoni, a former member of our board of directors, is an officer of Technology Funding Inc. and a partner of Technology Funding Ltd., each of which is a general partner of specified funds that in the aggregate beneficially own more than 10% of the outstanding Series A Preferred Stock of Sanarus. Mr. Bernardoni is also currently a member of the Board of Directors of Sanarus, and Mr. Mikus, a former executive officer and member of our board of directors, was a member of the Board of Directors of Sanarus until he resigned effective October 22, 2003.

     In October 2003, in connection with the termination of his employment, we paid to David Battles, our former senior vice president of business development and international sales, severance in the aggregate amount of $245,000, pursuant to the terms of the employment agreement that we entered into with Mr. Battles in April 2003. In addition, in connection with the termination of his employment. we paid to Mr. Battles a $43,750 bonus owed to him and $12,770 for unused vacation time. Mr. Battles used a portion of his severance to repay us $48,451 in principal and accrued interest under a promissory note that he issued to us in March 2001 in exchange for a loan that we made to Mr. Battles to enable him to purchase shares of our common stock on the open market. In addition, Mr. Battles used a portion of his severance to purchase his company-provided laptop computer from us for $500.

Item 14. Principal Accounting Fees and Services

     The following table shows the fees paid or accrued by us for the audit and other services provided by our current independent auditor, Ernst & Young LLP, and our former independent auditor, KPMG LLP. In accordance with its charter, our audit committee pre-approves all audit and non-audit services provided by our independent auditor to ensure that our independent auditor is not engaged to perform the specific non-audit services proscribed by law or regulation. Under its charter, our audit committee may delegate pre-approval authority to a member of the audit committee, and the decisions of any audit committee member to whom pre-approval authority is delegated must be presented to the full audit committee at its next-scheduled meeting. Our audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of our independent auditor and has concluded that it is.

Ernst & Young LLP

	2003	2002
Audit Fees (1)	$1,838,920	$4,000,000
Audit-Related Fees	-0-	-0-
Tax Fees (2)	21,831	-0-
All Other Fees	-0-	-0-
Totals	$1,860,751	$4,000,000

KPMG LLP

	2003	2002
Audit Fees (3)	-0-	$138,900
Audit-Related Fees (4)	-0-	33,000
Tax Fees (5)	-0-	18,850
All Other Fees	-0-	-0-
Totals	-0-	$190,750

(1)	2003 audit fees represent fees for professional services provided in connection with the audit of our financial statements for the year ended December 31, 2003 and for review of our quarterly financial statements for quarters ended in fiscal year 2003. 2002 audit fees represent fees for professional services provided in connection with the re-audit of our financial statements for the years ended December 31, 2000 and 2001 and the audit of our financial statements for the year ended December 31, 2002.

(2)	Tax services performed by Ernst & Young LLP consisted of tax consulting.

(3)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements for the year ended December 31, 2001 and the review of our quarterly financial statements in 2002.

(4)	Audit-related services performed by KPMG LLP consisted of matters related to the 2002 investigation by our audit committee.

(5)	Tax services performed by KPMG LLP consisted of preparation of tax returns and tax consulting.

None of the services related to audit-related fees, tax fees and all other fees described above were approved by our audit committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARE, INC.
Date: April 29, 2004	By:	/s/ CRAIG T. DAVENPORT
Craig T. Davenport
Chairman and Chief Executive Officer

Exhibit Index

Exhibits	Description
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.