Form 10-Q
period 2004-03-31
ENDOCARE INC
filed 2004-05-10
CIK 1003464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
(1) Yes ☐ No ☒; (2) Yes ☒ No ☐.

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at March 31, 2004 was 23,992,382.

Endocare, Inc.
Form 10-Q, Quarter Ended March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Total revenues	$7,381,624	$7,661,784

Costs and expenses:
Cost of revenues	4,234,082	3,996,046
Research and development	536,381	332,813
Selling, general and administrative	11,179,490	9,547,856

Total costs and expenses	15,949,953	13,876,715

Loss from operations	(8,568,329)	(6,214,931)
Interest income	44,917	221,229
Interest expense	(27)	(4,777)

Loss before minority interests	(8,523,439)	(5,998,479)
Minority interests	(100,036)	(89,419)

Net loss	$(8,623,475)	$(6,087,898)

Net loss per share of common stock—basic and diluted	$(0.36)	$(0.25)
Weighted average shares of common stock outstanding	24,087,818	24,151,962

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,111,865	$23,976,539
Accounts receivable, net	3,485,492	3,822,570
Inventories	3,831,347	2,609,046
Prepaid expenses and other current assets	2,375,329	4,432,578

Total current assets	24,804,033	34,840,733
Property and equipment, net	5,039,820	5,638,579
Goodwill	17,538,224	17,538,224
Intangibles, net	11,444,759	11,745,778
Investments and other assets	1,960,275	2,233,601

Total assets	$60,787,111	$71,996,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,181,086	$3,035,242
Accrued compensation	3,260,534	3,858,527
Other accrued liabilities	7,398,218	8,942,830

Total current liabilities	13,839,838	15,836,599
Minority interests	744,208	839,029

Total liabilities	14,584,046	16,675,628

Stockholders’ equity
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 23,992,382 and 24,183,254 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	23,992	24,390
Additional paid-in capital	169,185,816	171,875,434
Accumulated deficit	(123,002,360)	(114,378,885)
Deferred compensation	(4,383)	(107,271)
Treasury stock at cost 206,200 shares at December 31, 2003	—	(2,092,381)

Total stockholders’ equity	46,203,065	55,321,287

Total liabilities and stockholders’ equity	$60,787,111	$71,996,915

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net cash used in operating activities	$(10,645,131)	$(4,142,814)

Cash flows from investing activities:
Sales of property and equipment	210,000	—
Purchases of property and equipment	(160,284)	(240,874)
Proceeds from divestitures	2,500,000	—
Intangibles	—	(61,000)
Sale (purchase) of available for sale securities	—	8,025,126
Other assets	(70,673)	(635,854)

Net cash (used in) provided by investing activities	2,479,043	7,087,398

Cash flows from financing activities:
Partnership distributions to minority interests	(194,857)	(96,073)
Treasury stock received in settlement	(503,729)	—

Net cash provided by financing activities	(698,586)	(96,073)

Net increase (decrease) in cash and cash equivalents	(8,864,674)	2,848,511
Cash and cash equivalents, beginning of period	23,976,539	18,177,825

Cash and cash equivalents, end of period	$15,111,865	$21,026,336

Non-cash activities:
Transfer of inventory to property and equipment	$113,453	$417,745
Retirement of treasury shares held	2,593,473	—
Deferred compensation on options forfeited	93,905	—
Unrealized loss on available for sale securities	—	38,094

Total non-cash activities	$2,800,831	$455,839

Interest paid	$27	$4,777
Income taxes paid	1,600	1,600

The accompanying notes are an integral part of these consolidated financial statements.

ENDOCARE, INC.

Notes to Condensed Consolidated Financial Statements

1. Organization and Operations of the Company

     Endocare, Inc. (“Endocare” or the “Company”) is a medical device company focused on developing, manufacturing and selling cryosurgical products with the potential to improve the treatment of cancer and other tumors. In addition, the Company offers vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction. The Company was formed in 1990 as a research and development division of Medstone International, Inc., a manufacturer of shockwave lythotripsy equipment for the treatment of kidney stones. Following its incorporation under the laws of the state of Delaware in 1994, the Company became an independent, publicly-owned corporation upon Medstone’s distribution of the Company’s stock to the existing stockholders on January 1, 1996.

     Following the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Company has omitted footnote disclosures in the report that would substantially duplicate the disclosures contained in the Company’s annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K, filed with the SEC on March 15, 2004.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals, needed to present fairly the financial results for these interim periods. The condensed consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

     All intercompany transactions and accounts have been eliminated in consolidation.

2. Recent Operating Results and Liquidity

     The Company’s operating results for the first quarter of 2004 reflect the impact of divestitures in 2003 of certain non-core lines of business. While these divestitures have allowed the Company to better concentrate on its core businesses, they have also eliminated some sources of revenue and gross profit for the Company. In addition, while the Company lowered certain operating costs in 2003 by consolidating functions that were formerly performed by its subsidiaries into the Irvine California headquarters, the Company has also incurred significant one-time charges associated with ongoing investigations related to its historical accounting and financial reporting. These costs were approximately $14.3 million during the fiscal year 2003 (including executive severance charges of $3.6 million) and $1.0 million and $3.3 million in the first quarters of 2003 and 2004, respectively. The costs in the three months ended March 31, 2003 and 2004 are primarily legal, audit and accounting support fees.

     Since inception, the Company has incurred losses from operations and has reported negative cash flows. As of March 31, 2004, the Company had an accumulated deficit of $123.0 million and cash and cash equivalents of $15.1 million. The Company has no long-term debt and no other material financial commitments other than those under operating lease agreements and purchase commitments for raw materials used in manufacturing its products. Management anticipates further growth in procedure revenues during 2004. However the Company also expects to record another loss in 2004. The Company will continue to invest in sales and marketing activities to increase market penetration and in research and development to improve its existing products and develop new ones. The Company also faces potentially large costs related to directors’ and officers’ liability insurance, delinquent state and local tax obligations, as well as additional expenditures needed to bring the Company into compliance with SEC rules and regulations, including with Section 404 of the Sarbanes-Oxley Act of 2002 and efforts to regain listing on a national exchange or market.

     In addition to the cash needed to fund the Company’s ongoing operations, there have been and will continue to be substantial demands on cash related to ongoing investigations of the Company’s historical accounting and financial reporting. There may also be material cash payments required in connection with resolving a class action and a derivative law suit (see Note 7.) The Company may be required to pay judgments or settlements and to incur expenses in defending against these claims that could exceed the Company’s directors’ and officers’ liability insurance coverage. Regulators may fine the Company when the investigations are complete.

     The Company will continue to use cash reserves, which it believes to be adequate, to finance its projected 2004 cash flow deficit. If the Company is unable to generate cash flow from operations, it may need to raise additional capital to fund operations through the sale of equity securities to public or private investors, debt or the sale or licensing of its assets. Additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced.

3. Stock-Based Compensation

     At March 31, 2003, Endocare had four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options granted to employees is reflected in net income (loss) and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock, or the exercise price. Compensation costs for fixed awards that are subject to vesting is recognized pro-rata over the vesting period. In practice, the Company has only awarded stock options to its employees with exercise prices equal to the fair market value of the stock at the date of grant.

     The Company has adopted the disclosure provisions required by Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation – Translation and Disclosure. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net loss, as reported (a)	$(8,623,475)	$(6,087,898)
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards (b)	8,720	8,956
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense	(820,312)	(1,309,706)

Net adjustment	(811,592)	(1,300,750)

Net loss, as adjusted	$(9,435,067)	$(7,388,648)

Basic and diluted loss per share:
As reported	$(0.36)	$(0.25)

As adjusted	$(0.39)	$(0.31)

(a)	The Company issues stock options and warrants to consultants for services performed. Compensation expense for the fair value of these options is determined by the Black-Scholes option-pricing model and is charged to operations over the service period or as the performance goals are achieved. Such expense is included in net loss as reported.

(b)	Since the Company issues options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense is recorded for options issued to employees, except for compensation expense equal to the intrinsic value of unvested options assumed in the Company’s acquisition of Timm Medical Technologies, Inc. (“Timm Medical”) and amortized over the remaining vesting period.

4. Goodwill and Intangible Assets

     The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill and identifiable intangible assets. The Company had no reported goodwill prior to January 1, 2002. The Company does not amortize goodwill, which is consistent with the provisions of SFAS No. 142, Goodwill and other Intangible Assets, but goodwill is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS no. 142, the Company uses a discounted cash flow methodology to assess the fair values of its reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the three months ended March 31, 2004 and, as a result, interim impairment testing was not required.

     Intangible assets that are deemed to have finite useful lives are recorded at cost and amortized using the straight-line method over their estimated useful lives of the assets. Estimated useful lives of such intangible assets are as follows:

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

5. Amendment to Purchase Agreement of the Mobile Prostate Treatment Business

     On September 30, 2002, the Company completed the acquisition of certain general and limited equity interests in the mobile prostate and BPH treatment businesses (“Mobile Businesses”) from a group of affiliated companies collectively known as USMD. Under the original agreement, the Company agreed to forgive $7.7 million in loans and an earnest deposit if the Mobile Businesses achieve $12 million in gross revenues during the period October 1, 2002 to December 31, 2005 (the “Forgiveness Period”). The purchase agreement was amended February 2004 to extend the Forgiveness Period to December 31, 2008. In addition, effective January 1, 2004, the Company reduced the service fee it pays to one of the partnerships for the use of their Cryocare Surgical Systems from $2,500 to $2,000 per procedure, representing an adjustment to market rate. As a result, the reduction in service fee does not require a reallocation of goodwill.

6. Dispositions and Restructuring Activities

     In 2003, the Company embarked on a strategy to refocus its core technological competence and primary market emphasis on the development of minimally invasive technologies for tissue and cancer ablation. Part of this strategy entailed divestiture of certain product lines unrelated to the Company’s core businesses. The Company also undertook a review of its strategic plans and operational infrastructure in order to maximize efficiency and promote optimal use of resources. In addition to the divestiture of a Florida billing and contracting subsidiary in December 2002, which reduced headcount by 12 employees, the Company downsized its Eden Prairie, Minnesota, operations in June 2003, consolidating many administrative functions at its Irvine, California, headquarters and reducing headcount by 26 employees. The Company’s Board of Directors also approved the divestiture of certain non-core product lines and assets in the first quarter of 2003, including the sale of the Dura II penile implants, the cardiac-related product manufacturing operations and license of related technology, and the urinary incontinence and urodynamics product lines.

     Dura II Penile Implants

     On April 7, 2003, Timm Medical sold certain assets related to the Dura II positionable urological prostheses product line to American Medical Systems, Inc. for approximately $2.15 million in cash. Assets sold include developed technology, intellectual property, customer lists, production equipment and Dura II inventory. The sale resulted in a loss of $35,000 in the second quarter of 2003.

     Cryosurgical Products for Cardiac Applications

     On April 14, 2003, the Company sold its cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath for $10 million and a nine-year descending royalty based on net sales of products incorporating the licensed technology. Upon the consummation of the sale, the Company terminated its pre-existing distribution agreement with CryoCath. CryoCath was the exclusive distributor for cryoprobes and consoles in connection with the SurgiFrost system, a cryoablation system designed to treat cardiac arrhythmias. The sale resulted in a 2003 second quarter gain of $10 million. The $10 million was collected in four installments, three in 2003 and one in the first quarter of 2004. The royalty stream decreases from 10% to 3% of net sales from the SurgiFrost system during the period 2004 to 2012. The first royalty payment of $131,000 was collected and recorded in the first quarter of 2004, based on CryoCath revenues for the first three months of the current year.

     Minnesota Facility

     Subsequent to the acquisition of Timm Medical, the Company undertook a review of the Company’s operational and financial infrastructure. To maximize operational efficiency and resource utilization, the Board of Directors approved a plan in the first quarter of 2003 to close Timm Medical’s former manufacturing facility in Minnesota after the sale of the Dura II and urinary incontinence product lines. With the exception of certain marketing and financial functions, all operations were transferred to the Company’s Irvine, California, headquarters in June 2003 or were outsourced. The cost of the restructuring totaled $386,000, which included $266,000 in severance payments and $120,000 in lease losses for vacating the unused leased space. These losses were recorded in the second quarter of 2003 upon the communication of the separation terms to the affected employees.

     Urinary Incontinence and Urodynamics

     On October 15, 2003, Timm Medical agreed to sell the manufacturing assets related to its urodynamics and urinary incontinence product lines to SRS Medical Corp. (“SRS”) for a $2,694,000 note. The note bears interest at 7.5% and is secured by the assets sold. Under the terms of the original agreement, quarterly payments were to begin on March 31, 2004, equal to the higher of (a) minimum quarterly payments as defined or (b) 15% of the net revenues related to the urinary incontinence assets acquired and 15% of the net revenues related to SRS’ existing urodynamics business, including the urodynamics assets acquired. These minimum quarterly payments were to commence at $112,500 for the quarter ended March 31, 2004, and increase to $298,406 for the quarter ended March 31, 2007. Amounts which remain outstanding at March 31, 2007 were to be payable at $250,000 per quarter thereafter until fully paid. The carrying values of the urodynamics and urinary incontinence related assets were $1,314,000 on the date of sale. Management concluded that collection of the note from SRS was not reasonably assured. As a result, a loss of $1,314,000 was recorded in the fourth quarter of 2003 equal to the carrying value of the assets sold. Collections on the note, if any, will be reported as gain in the period received. In March 2004, the Company agreed to amend the purchase agreement to reduce the minimum quarterly payments to $45,000, increasing to $60,000 for the quarter ended December 31, 2005. Amounts which remain outstanding at December 31, 2005 will be payable at $60,000 per quarter until the outstanding principal and accrued interest are paid in full.

     Mobile Prostate Treatment Businesses

     In late 2003 and early 2004, the Company initiated the dissolution of five of the 13 partnerships acquired from U.S. Medical Development, Inc., and its affiliates, U.S.M.D., Ltd. and U.S.M.D. I L.L.C. (collectively “USMD”), two of which were engaged in benign prostatic hyperplasia (“BPH”) treatment and three of which were engaged in cryosurgical procedures for prostate cancer. The BPH partnerships discontinued operations beginning in the first quarter of 2003 due to significant reduction in payor reimbursements and the Company’s desire to exit the non-core BPH business. The Company elected to terminate the cryosurgical partnerships due to decisions by certain of the limited partner physicians to withdraw from these partnerships. After the dissolution, the Cryocare Surgical Systems held by these partnerships will be redeployed to other markets as placement units. The assets held by the BPH partnerships will be liquidated.

7. Commitments and Contingencies

     Former Chief Executive Officer and Chairman of the Board

     The Company entered into a Separation Agreement and a one-year Consulting Agreement with the Company’s former Chief Executive Officer and Chairman of the Board (the “former CEO”), each effective as of July 31, 2003. Under the Separation Agreement, the former CEO was entitled to receive a $375,000 severance payment and a $375,000 upfront payment for a one-year covenant not to compete and an agreement to provide consulting services. The Company recorded a charge of $775,500 in the third quarter of 2003 for the severance and related benefits. The total severance payment was deposited into an escrow account held by the Company and released to the former CEO in March 2004.

     Former Chief Financial Officer

     The Company entered into an employment agreement, dated March 3, 2003 (the “Employment Agreement”), with the Company’s former Chief Financial Officer (“former CFO”). Under the Employment Agreement, upon any Qualified Termination (as defined) the former CFO was entitled to receive a cash payment of $616,000, continued participation in the Company’s benefit plans for 24 months, a $50,000 relocation allowance and an additional payment to cover the tax liabilities relating to the allowance. In addition, the Employment Agreement also provided that all of the former CFO’s options to purchase outstanding common stock (385,000 shares) would be cancelled and replaced by immediately exercisable options to be granted between September 4, 2003 and November 3, 2003. Effective July 31, 2003, the Company terminated the former CFO’s employment other than for cause. The Company recorded a charge of $731,000 in the third quarter of 2003 for the severance and related benefits due under the Employment agreement. In addition, the Company recorded a third quarter charge for $1,715,000 for the fair value of the 385,000 replacement options issued to the former CFO on October 30, 2003 determined using the Black-Scholes option-pricing model. The total severance payments due of $616,000 were deposited into an escrow account held by the Company. In March 2004, all amounts due under the Separation Agreement to the former CFO were released from the escrow account.

     2002 Executive Separation Benefits Plan

     Effective July 17, 2002, the Company adopted the 2002 Executive Separation Benefits Plan (“Separation Plan”) to provide separation benefits to certain designated employees upon or following a change in control, as defined. In February 2004, the Board of Directors voted to terminate the Separation Plan effective July 18, 2004.

     Legal Matters

     The Company is a party to lawsuits in the normal course of its business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company can provide no assurance that significant judgments or settlements in connection with the legal proceedings described below will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than as described below, the Company is not a party to any material legal proceedings.

     In November 2002, the Company was named as a defendant, together with certain former officers, one of whom is also a former board member, in a class-action lawsuit filed in the United States District Court for the Central District of California. On February 2, 2003, the court issued an order consolidating this action with various other similar complaints and ordering plaintiffs to file a consolidated complaint, which was filed on October 31, 2003. The consolidated complaint asserts two claims for relief, alleging that the defendants violated sections of the Securities Exchange Act of 1934 by purportedly issuing false and misleading statements regarding the Company’s revenues and expenses in press releases and SEC filings. Plaintiffs seek class certification and unspecified damages from the Company, as well as forfeiture and reimbursement of bonus compensation received by two of the individual defendants. On April 26, 2004, the court issued an order denying the Company’s motion to dismiss the consolidated complaint. The Company intends to defend the case vigorously, but cannot assure you that it will be resolved in the Company’s favor.

     On November 26, 2002, BioLife Solutions, Inc. (“BioLife”) filed an action against the Company in the Delaware Court of Chancery seeking damages for alleged breaches of contract stemming from the Company’s acquisition, pursuant to an asset purchase agreement dated May 28, 2002, of the tangible and intangible assets related to BioLife’s cryosurgical business. In the action, styled as BioLife Solutions, Inc. v. Endocare, Inc., Del. Ch., C.A. No. 20057-NC, BioLife alleged that the Company failed to timely register 120,022 shares of its common stock that were provided to BioLife in connection with the asset purchase agreement, in violation of a registration rights agreement relating to the shares that was executed in conjunction with the asset purchase agreement. BioLife sought damages of approximately $1.6 million. The Company defended the action on the grounds that its obligation to register the shares was excused for various reasons, including as a consequence of BioLife’s failure to transfer assets in accordance with the asset purchase agreement. Trial on all but one of the claims in the action was held during the week of March 31, 2003. On October 1, 2003, the Delaware Court ruled in favor of BioLife, awarding BioLife $1,648,000, plus pre-judgment interest and costs (including legal fees), and requiring BioLife to surrender the 120,022 shares of the Company’s common stock to the Company. That ruling became an appealable final order and judgment on October 10, 2003. On February 20, 2004, the Company agreed with BioLife to settle all claims. As part of the settlement the Company paid to BioLife $1,887,000, which represented a discount of $150,000 from the total judgment amount (including accrued interest and costs),

BioLife returned to the Company the 120,022 shares of the Company’s common stock referred to above and the Company agreed to abandon its appeal.

     On December 6, 2002, Frederick Venables filed a purported derivative action against the Company and certain former officers and certain current and former board members in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On April 23, 2004, the parties filed a stipulation agreeing to a conditional stay of the action for 270 days. Assuming that the court enters this stipulated order, the deadline to respond to the complaint will be continued until after expiration of the stay. The complaint seeks unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding the Company’s revenues and expenses in press releases and SEC filings. The Company intends to defend the case vigorously, but cannot assure you that it will be resolved in the Company’s favor.

     The SEC is currently conducting an investigation to determine whether any federal securities laws were violated in connection with the filing of the Company’s financial statements for 2001 and the first two quarters of 2002, including investigation into allegations that the Company and certain of the Company’s current and former officers and directors issued or caused to be issued false and misleading statements regarding the Company’s revenues and expenses in those SEC filings. The Company is cooperating fully with this investigation. The Company cannot assure you that this matter will be resolved in its favor.

     The Department of Justice (“DOJ”) is currently conducting an investigation into allegations that the Company and certain of its current and former officers and directors intentionally issued or caused to be issued false and misleading statements regarding the Company’s revenues and expenses in SEC filings. The Company is cooperating fully with this investigation. The Company cannot assure you that this matter will be resolved in its favor.

8. Related Party Transactions

     Loans to Officers

     In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 common shares at fair value to the Company’s then Senior Vice President, Sales and Marketing. The four-year note bore interest at 5.99% per annum, payable annually, and was recorded as a reduction in stockholders’ equity. The Company agreed to forgive the principal on the note ratably over four years subject to performance of certain objectives that were to be mutually agreed upon by the borrower and the Company and subject to the borrower remaining an employee of the Company. The Company forgave $64,000 in the first quarter of 2003, which was recorded as compensation expense (included in selling, general and administrative expense). At December 31, 2003, the full value of the note had been written off. In August 2003, the Company terminated the individual’s employment and is currently negotiating with this individual regarding repayment of the loan. Recoveries, if any, will be recorded as reductions to compensation expense when received.

     In January 2003, the Company extended a $344,000 non-recourse loan to an individual who is a shareholder and consultant. The Company previously entered into an asset purchase agreement with the shareholder in February 2002 to acquire certain patents and a covenant not to compete for 100,000 shares of the Company's common stock valued at $1,410,000. The Company extended the loan to the shareholder to assist with the payment of related federal income taxes arising from the 2002 purchase transaction. The loan is secured by the shares issued, bears interest at 1.8% and is due at the earlier of January 2005 or 30 days after the borrower ceases to be a consultant to the Company.

9. Capital Stock and Earnings Per Share

     During the first quarter ended March 31, 2004, the Company retired 326,222 of its common shares held in treasury, including 120,022 shares purchased from BioLife for $503,729 in February 2004 in conjunction with the settlement.

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented. Since the Company reported a net loss for the quarters ending March 31, 2004 and 2003, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

     Basic and diluted loss per share for the respective periods are set forth in the table below:

	Three Months Ended March 31,
	2004	2003
Net loss	$(8,623,475)	$(6,087,898)
Basic and diluted loss per common share	$(0.36)	$(0.25)
Basic weighted average shares	24,087,818	24,151,962
Dilutive effect of outstanding stock options and warrants	—	—
Dilutive weighted average shares	24,087,818	24,151,962

10. Income Taxes

     The Company reported no income tax expense for each of the quarters ended March 31, 2003 and 2004 due to its operating losses. The continuing operating losses resulted in an increase in the valuation allowance of $2.4 million and $3.4 million during the quarters ended March 31, 2003 and 2004, respectively. Due to the Company’s history of operating losses, management has not determined that it is more likely than not that the Company’s deferred tax assets will be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the Company’s deferred tax assets as of March 31, 2003 and 2004.

11. Subsequent Event

     Through its acquisition of Timm Medical in February 2002, the Company obtained offices, manufacturing and research facilities for its erectile dysfunction products in a 28,066 square foot building in Eden Prairie, MN. This lease expired on April 30, 2004. Due to the net downsizing of its Minnesota operations and divestiture of several product lines acquired in the purchase of Timm Medical, the Company decided not to renew its existing lease and instead negotiated a lease for a smaller facility. In May 2004, the Company agreed to enter into a new lease on 8,919 square feet in the existing facility to house its Minnesota operations. The monthly rental payment during the term of the lease will range from $0.61 to $0.67 per square foot, excluding common area maintenance costs. The aggregate rental obligation over the term of the lease will be approximately $343,000. The lease for this office and warehouse facility expires in 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I–Item 1 of this report, and the audited consolidated financial statements, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          This discussion contains forward-looking statements based on our current expectations. There are various factors — many beyond our control — that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. Some of these factors are described below and other factors are described elsewhere in this Quarterly Report on Form 10-Q. In addition, there are factors not described in this Quarterly Report on Form 10-Q that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

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

     Currently, our cryosurgical products are sold chiefly to hospitals for the treatment of prostate cancer. In addition, we are exploring the application of our cryosurgical technologies for ablation of other tumors, specifically in the treatment of tumors of the kidney, lung, and liver and for pain management related to metastatic bone cancer. We sell our vacuum therapy products for treatment of erectile dysfunction primarily to individual patients on a prescription basis. Our RigiScan products are sold to physicians.

     We have incurred significant operating losses and negative cash flows from operations in each full fiscal year since January 1, 1996. We incurred a net loss of approximately $8.6 million for the quarter ended March 31, 2004 and a loss of $25.4 million for the year ended December 31, 2003. As of March 31, 2004, we had an accumulated deficit of $123.0 million. We expect to incur additional losses as we continue our sales and marketing efforts, improve our financial reporting processes and controls, improve our products, and incur further costs related to the ongoing investigations by the SEC and DOJ, as well as expenses related to the shareholder litigation.

          Results of Operations

          Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenues. We generate revenues from sales of our Cryocare Surgical Systems, disposable cryoprobes and other disposable devices used in cryoablation procedures. We also contract with hospitals and other health care payors for the use of our Cryocare Surgical Systems in cryoablation treatments for which we charge a per-procedure fee.

     Beginning with the first quarter of 2003, we shifted our sales emphasis for cryosurgical products in the urology market from equipment sales to procedure growth. Through our placement program, we provide equipment to hospitals with high-volume potential for cryosurgery procedures and charge them a per-procedure fee for use of the equipment.

     The procedure fee typically includes a procedure “kit” containing cryoprobes and other disposables needed to perform a cryosurgical procedure, in addition to a service component. The service component of the procedure fee generally consists of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment. In certain instances, we will provide the service component of the procedure to the hospital as well as the devices. At other times, we will contract with third parties to perform the service component of the procedures and will remit a service fee to the third party upon invoicing the hospital. Approximately 47% of our prostate cancer cases were serviced by third-party service providers in the first quarter of 2004. We also sell just the disposable devices to hospitals, minus the service component, where the hospital either owns the equipment or independently contracts with a service provider.

     In addition to our cryosurgery products, we sell other urological products acquired when we purchased Timm Medical, a urological device manufacturer, in the first quarter of 2002. We continue to sell our ErecAid vacuum therapy systems and RigiScan monitors, although in 2003 we either divested or discontinued the remaining product lines acquired in the Timm Medical purchase. The reduction in year-over-year sales of our Timm urology products is primarily attributable to these divestitures. Sales of divested or discontinued product lines acquired in the Timm Medical purchase totaled $922,000 for the first three months of 2003.

     A portion of our revenue also comes from sales of the SurgiFrost cryosurgical line which we developed for treatment of cardiac arrythmia. In 2002 and through the first quarter of 2003, we sold these products to CryoCath under the terms of a distribution agreement. In April 2003, we licensed to CryoCath the manufacturing and intellectual property rights to these products and sold them related assets. Beginning with the first quarter of 2004, we became entitled to royalty income based on CryoCath’s continued sales of these products. For further discussion see Notes 1 and 6 to our consolidated financial statements for the quarter ended March 31, 2003.

     Revenues for the three months ended March 31, 2004 decreased 3.7% to $7,382,000 compared to $7,662,000 for the three months ended March 31, 2003. The reduction in revenues was primarily attributable to divestitures of the urinary incontinence products and the Dura II line of penile implants acquired in the Timm Medical purchase, offset by an increase in sales of disposables and procedure fees related to our cryosurgical business. Sales of probes and procedures related to our cryosurgical sales into the urology and interventional radiology markets increased by 41.7% from $3,335,000 for the first quarter of 2003 compared to $4,726,000 for the first quarter of 2004. In addition, we recorded royalty revenue in 2004 of $131,000 from CryoCath pursuant to our licensing agreement with them for sales of cryosurgical products in the cardiology market. Sales of capital equipment related to our cryosurgical systems were down from $421,000 in the first quarter of 2003 compared to $363,000 for the first quarter of 2004. This is primarily due to our strategy of promoting adoption of our technology through an emphasis on growth in cryosurgical procedures, rather than through sales of capital equipment.

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

     Cost of revenues for the three months ended March 31, 2004 increased 6.0% to $4,234,000 from $3,996,000 for the three months ended March 31, 2003. The increase in cost of revenues resulted primarily from growth in the number of disposable cryosurgical probes sold combined with higher depreciation expense related to an increase in the number of placed Cryosurgical Systems in the field. Divestiture of several product lines partially offset the increases in cost of revenues.

          Gross Margins. Gross margins on revenues decreased 5.2% to 42.6% for the three months ended March 31, 2004 compared to 47.8% for the three months ended March 31, 2003. The decrease in gross margins is partially explained by an increase in the percentage of cryosurgical cases serviced by third parties as opposed to cases in which we provide the service component of the procedure. In a cryosurgical procedure where we contract with a third-party service provider to transport the cryosurgical system to the hospital and to provide the surgeon with assistance in setting up and monitoring the equipment, as much as one-half of the procedure revenue is paid to that third party, with a corresponding reduction in the gross margin on that procedure. Product mix also accounts for part of the reduction in gross margin. Divestiture of the non-core urological product lines acquired in the Timm Medical acquisition resulted in the loss of revenues from these relatively high-margin products.

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

          Research and development expenses for the three months ended March 31, 2004 increased 61.2% to $536,000 compared to $333,000 for the three months ended March 31, 2003. The increase is primarily due to initiation of two significant programs in 2004 based on re-designing our probes and cryosurgical systems.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of salaries, commissions and related benefits and other overhead costs for employees and activities in the areas of sales, marketing, customer service, legal affairs, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants and suppliers are included where their services or products are related to selling, general and administrative activities. Expenses associated with advertising, trade shows, promotional and training costs related to marketing our products are also classified as selling, general and administrative expenses as are the costs of conducting clinical research studies for the purpose of collecting clinical data used in promoting our products.

          Selling, general and administrative expenses for the three months ended March 31, 2004 increased 17.1% to $11,179,000 compared to $9,548,000 for the three months ended March 31, 2003. Legal and accounting fees associated with ongoing investigations into possible accounting and financial reporting irregularities explain much of this variance. In addition, we have incurred significant costs related to strengthening our internal controls and financial reporting processes. In the first quarter of 2003, these non-recurring costs were approximately $1.0 million compared to $3.3 million in the first quarter of 2004. In addition, our directors and officers liability insurance coverage premiums increased approximately $159,000 from $132,000 in the first three months of 2003 to $291,000 during the same period in 2004. Sales and marketing costs were up by approximately $570,000 primarily due to an increase in commissions paid on higher sales of our cryosurgical disposables and an increase in expenses related to training new cryosurgeons.

          Interest Income, Net. Interest income, net, for the three months ended March 31, 2004 was $45,000 compared to $216,000 for the three months ended March 31, 2003. The difference is related primarily to a reduction in our average cash balances for the first three months of 2004 compared to the same period in 2003.

     Minority Interests. Minority interests represent earnings attributable to minority investors in the mobile prostate treatment businesses we acquired from USMD on September 30, 2002. The amount recorded for minority interests increased 11.9% from $100,000 for the three months ended March 31, 2004 compared to $89,000 for the same period in 2003. Revenues and earnings from these businesses grew in line with the overall increase in sales of our cryosurgical probes and procedures.

          Net Loss. Net loss for the three months ended March 31, 2004 was $8,623,000 or $0.36 per diluted share on 24,088,000 weighted average shares outstanding, compared to a net loss of $6,088,000 or $0.25 per share on weighted average shares outstanding for the same period in 2003. The 41.6% increase in the net loss for quarter ended March 31, 2004 over the net loss for the same period in 2003 was primarily the result of $3.3 million in non-recurring legal and accounting fees in the first quarter of 2004 combined with new investment in research and development, higher selling costs related to our cryosurgical products and reduced interest income.

           Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include: determination of allowances for uncollectible accounts and sales returns, reserves for excess and obsolete inventory, valuation allowances for investments and deferred tax assets, impairment of long-lived and intangible assets, determination of stock-based compensation to employees and consultants, and reserves for litigation. We cannot predict what effect, if any, that these or other events or circumstances may have on our financial position, results of operations and cash flows. We believe the following critical accounting policies affect our more significant judgment and estimates used in the preparation of our consolidated financial statements.

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

     Accounts Receivable. We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Accounts receivable are carried at original invoice amount less all discounts and allowances, and less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. Allowances are provided for known and anticipated credit losses as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

     Purchase Accounting. Our acquisitions of Timm Medical and certain general and limited equity interests in the mobile prostate cancer and BPH treatment businesses of USMD have been accounted for under the purchase method of accounting for business combinations. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact periodic amortization expense and net income.

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

     Goodwill Impairment. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We test for goodwill impairment in the fourth fiscal quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed the fair value. Testing for potential goodwill impairment under SFAS 142 requires us to make judgments in determining appropriate assumptions to use in the calculation, including assumptions regarding the timing and amounts of estimated cash flows and discount rates, in addition to selecting comparable public companies against which to compare our revenue multiples.

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

     Absent earlier indications of impairment, we will undertake a formal valuation of the goodwill on our balance sheet in the fourth quarter of 2004 and, based on the outcome of our valuation analysis, we will consider adjusting the carrying value of our goodwill assets as necessary to ensure the carrying amounts do not exceed the fair market value of these assets.

     Impairment of Long-Lived Assets. We have a significant amount of property, equipment and amortizable intangible assets primarily consisting of purchased patents and acquired technology. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. At March 31, 2004 we determined that a write down for impairment of any of our long-lived assets was not required.

     Legal and Other Loss Contingencies. We are subject to contingencies, such as legal proceedings and claims arising out of our business that cover a wide range of matters, including SEC and DOJ investigations, shareholder litigation, tax matters, product liability and workers’ compensation. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations, financial position or cash flows.

     Other Investments. We review our equity investments for impairment based on our determination of whether the decline in market value of the investment below our carrying value is other than temporary. In making this determination, we consider Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting of Investments in Common Stock, which set forth factors to be evaluated in determining whether a loss in value should be recognized. Factors include the investee’s operational performance, indictors of continued viability, financing status, liquidity prospects and cash flow forecasts. We also consider our ability to hold the investment, the market price and market price fluctuations of the investment’s publicly-traded shares and the ability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.

     Income Taxes. In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate, including estimating both actual current tax contingencies and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of March 31, 2004 we have established a valuation allowance of $43.7 million against our deferred tax assets due to our continuing losses. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

          Liquidity and Capital Resources

     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2004, we had an accumulated deficit of $123.0 million and cash and cash equivalents of $15.1 million. We currently have no long-term debt, and no long-term financial obligations other than under operating leases and purchase commitments for raw material used in manufacturing our products. Although we believe that our existing cash and cash equivalents will be sufficient to fund our working capital requirements, capital expenditures and other obligations through 2004, there are certain risks and uncertainties that could, in the future, change our opinion regarding the adequacy of our capital resources.

     We recently made several significant payments that have reduced our cash reserves. On March 8, 2004, we paid to our former Chief Executive Officer an aggregate of $750,000, which we owed to him under a separation agreement and consulting agreement that we previously executed. Also on March 8, 2004, we paid to our former Chief Financial Officer an aggregate of $616,000, which we owed to him under an employment agreement we previously executed. At the request of the SEC, these payments were deposited into escrow accounts during the fourth quarter of 2003 and released upon termination of the related escrow agreements in the first quarter of 2004. The escrow of these payments required us to classify the amount of these payments as restricted cash and to include them included in prepaid expenses and other current assets as of December 31, 2003.

     In addition to the payments described in the prior paragraph, in February 2004 we paid approximately $1.5 million in directors’ and officers’ liability insurance premiums, and we paid approximately $1.9 million to BioLife to settle litigation, as described above in Note 7 to our consolidated financial statements. In addition, during the first quarter of 2004 we incurred approximately $3.3 million in non-recurring legal and accounting fees associated with the ongoing investigations into possible irregularities in our accounting and financial reporting in earlier periods.

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

     We may be required to pay judgments or settlements and to incur expenses in defending against these claims that could be material. Further, while we carry $20 million of director’s and officers’ liability insurance coverage, this coverage may not be adequate to cover all costs related to these lawsuits, including any resulting judgments or settlements. As described below under “Risks Related to Our Business,” two of our excess carriers have declined coverage and filed arbitration complaints, contending our former management made misstatements or omissions in the applications for insurance coverage. Our third excess carrier has reserved the rights to disclaim coverage and to rescind the policy if it is determined that, at the time it signed the policy application, our former management was aware of facts that might have resulted in future claims under the policy. Any of these unfavorable outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     Beyond the factors described above, we expect to face significant demands on our capital resources related to the execution of our 2004 operating plan, regaining compliance with the SEC rules and regulations required of publicly traded companies, including Section 404 of the Sarbanes-Oxley Act of 2002, and fulfilling requirements prerequisite to becoming re-listed on a national stock exchange or market. We are currently projecting an operating loss for fiscal 2004, as well as a net use of cash.

     We will continue to use cash reserves to finance our projected 2004 cash flow deficit. Our 2004 forecast provides for an increase in revenues and improvement in gross profit. At the same time, however, we have planned new investments in sales and marketing activities to increase our market penetration as well as in inventory related to the introduction of our new Cryocare CS System. Additionally, we expect to incur additional research and development costs to improve our existing products and develop new ones. We have also planned expenditures on staffing and infrastructure improvements in finance and information technology to ensure that we will be able to comply with internal control and other SEC requirements.

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

     Over the past 16 months we have incurred significant costs related to, among other things, legal, accounting and other professional fees associated with our internal reviews of various accounting and other matters, the ongoing investigation of us by the SEC and DOJ, various shareholder class-action and derivative lawsuits and other legal proceedings described below. In addition we are making significant investments in the development and implementation of sound internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting. We will continue to incur significant related expenses in the future.

     If we are not able to significantly grow market share, improve our gross margins and reduce our operating expenses, or if we become subject to significant judgments or settlements in connection with the legal proceedings described in Part II, Item 1 of this Quarterly Report on Form 10-Q, we will require additional financing. Additional equity or debt financing may not be available on acceptable terms, or at all, in part because our common stock was de-listed from The Nasdaq Stock Market. If we are unable to obtain additional capital, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, relinquish rights to technologies that we might otherwise seek to develop or commercialize, or sell certain assets.

     We recently made several significant payments that have reduced our cash reserves. On March 8, 2004, we paid to our former Chief Executive Officer an aggregate of $750,000, which we owed to him under a separation agreement and consulting agreement that we previously executed. Also on March 8, 2004, we paid to our former Chief Financial Officer an aggregate of $616,000, which we owed to him under an employment agreement we previously executed. At the request of the SEC, these payments were deposited into escrow accounts during the fourth quarter of 2003; the funds were released upon termination of the related escrow agreements. Additionally, on February 20, 2004, we paid approximately $1.5 million in directors’ and officers’ liability insurance premiums. Furthermore, as described below in Part II, Item 1 of this Quarterly Report on Form 10-Q, in February 2004 we paid approximately $1.9 million to BioLife to settle litigation.

     If we fail to adequately address our liquidity concerns, then our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.

     For a further description of the nature of the risks relating to our liquidity see, “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

     We have incurred annual operating losses each year since our inception. For the quarters ended March 31, 2004, and 2003, we had losses from operations of approximately $8.6 million and $6.1 million, respectively. As of March 31, 2004, our accumulated deficit was approximately $123.0 million. It is possible that we will not generate sufficient revenues from product sales and service revenues to achieve or sustain profitability. Even if we do achieve significant revenues from our product sales and service revenues, we expect that increased operating expenses will result in significant operating losses over the next several quarters, as we, among other things:

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

     We have $20 million of directors’ and officers’ liability insurance coverage. The coverage is provided in four $5 million policies issued by a primary insurance carrier and three excess insurance carriers. For claims asserted during the period from June 10, 2002 through June 10, 2003, one of the excess carriers has reserved the rights to disclaim coverage and to rescind the policy if it is determined that, at the time it signed the policy application, our former management was aware of facts that might have resulted in future claims under the policy. The other two excess carriers have declined coverage and filed arbitration complaints, contending our former management made misstatements or omissions in the applications for insurance coverage. A claim in excess of our insurance coverage would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our common stock was de-listed from the Nasdaq Stock Market and, as a result, trading of our common stock has become more difficult.

     Our common stock was de-listed from The Nasdaq Stock Market on January 16, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Although we will seek to have our common stock re-listed on a national stock exchange or market once we are in full compliance with our obligations as a reporting company, we can provide no assurance that we will be re-listed.

     As a result of the desisting of our common stock from The Nasdaq Stock Market, our common stock has become subject to the “penny stock” regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock remains subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

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

     Our growth depends in part on our continued ability to successfully develop enhancements to our Cryocare Surgical System. We may experience difficulties that could delay or prevent the successful development and commercialization of these products. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome before obtaining necessary regulatory or reimbursement approvals. In addition, our competitors may succeed in developing commercially viable products that render our products obsolete or less attractive. Failure to successfully develop and commercialize new products and enhancements would likely have a significant negative effect on our financial prospects.

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

     Previously, reimbursement under Medicare for our cryosurgical disposable products used in outpatient procedures was provided on a so-called “pass-through” basis. This enabled the hospital or other health care provider to obtain separate reimbursement for our disposable devices in addition to reimbursement for the procedure fee. Pass-through status was terminated on December 31, 2003. As a result, the cost of our disposable products now is incorporated into the Hospital Outpatient Prospective Payment System and there will be no separate reimbursement for the disposables.

     Given the end to pass-through status for our disposable cryoprobes and temperature probes, we expect Medicare reimbursement for our products used in outpatient settings to continue to fluctuate. This may influence reimbursement rates for our products by private insurers as well. We can provide no assurance that changes in outpatient reimbursement rates will not affect our ability to negotiate favorable charges for our products to hospitals.

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

We acquired Timm Medical, the cryosurgical assets of BioLife and the mobile prostate treatment businesses of USMD and face risks associated with integrating these businesses into our existing business operations.

     We continue to face numerous risks and expenses related to integration of the businesses we acquired from Timm Medical, BioLife and USMD. In addition, the acquired businesses have suffered because management’s resources have been consumed by, among other things, the internal and external investigations involving various accounting and related matters as well as the work involved in re-auditing and restating our consolidated financial statements for the years ended December 31, 2000 and 2001 and for the first two quarters of 2002. The businesses acquired from Timm Medical have suffered because resources have been diverted in divesting certain non-core product lines and in downsizing our Eden Prairie operations. The businesses we acquired from USMD have suffered for many of the same reasons in addition to the fact that we recently assumed administrative responsibility for management of these complex businesses. If we do not successfully integrate and grow the acquired businesses, our business will suffer.

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

     Provisions of our certificate of incorporation and bylaws, as amended, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. In addition, in April 1999, our Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of us. The foregoing factors could limit the price that investors or an acquiror might be willing to pay in the future for shares of our common stock.

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

     Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. We are also subject to various other claims as described below in “Part II, Item 1 — Legal Proceedings.” While we believe that we are reasonably insured against these risks, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. A claim in excess of our insurance coverage would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, any product liability claim likely would harm our reputation in the industry and our business.

     We have $20 million of directors’ and officers’ liability insurance coverage. The coverage is provided in four $5 million policies issued by a primary insurance carrier and three excess insurance carriers. For claims asserted during the period from June 10, 2002 through June 10, 2003, one of the excess carriers has reserved the right to disclaim coverage and to rescind the policy if it is determined that, at the time it signed the policy application, our former management was aware of facts that might have resulted in future claims under the policy. The other two excess carriers have declined coverage and filed arbitration complaints, contending our former management made misstatements or omissions in the applications for insurance coverage. A claim in excess of our insurance coverage would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include the following:

•	impact of legal proceedings;

•	costs of expanding our infrastructure to support more robust internal controls, including more effective policies and procedures;

•	costs to strengthen our accounting practices, disclosure controls and corporate governance;

•	market acceptance of our existing products, as well as products in development;

•	timing of payments received and the recognition of such payments as revenue under collaborative arrangements and strategic alliances;

•	ability to manufacture products efficiently;

•	timing of our research and development expenditures;

•	timing of customer orders;

•	changes in reimbursement rates for our products and procedures by Medicare and other third-party payors;

•	potential impact of acquisitions;

•	timing of regulatory approvals for new products;

•	outcomes of clinical studies by us or our competitors;

•	competition from other treatment modalities; and

•	physician and patient acceptance of cryosurgery.

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

     Our stock price has fluctuated significantly in the past and is likely to continue to fluctuate significantly, making it difficult to resell shares when investors want to at prices they find attractive. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility including:

•	actual or anticipated variations in our operating results;

•	developments regarding government and third-party reimbursement;

•	changes in government regulation of our products and business practices;

•	developments concerning government investigation of us;

•	developments concerning proprietary rights;

•	developments concerning litigation or public concern as to the safety of our products or our competitors’ products;

•	technological innovations or introduction of new products by us or our competitors;

•	investor and analyst perception of us and our industry;

•	general economic and market conditions; and

•	physician and patient acceptance of cryosurgery.

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

     We had no reported goodwill prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets,” goodwill can no longer be amortized against earnings. Goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist. The test for impairment requires us to first compare the fair value of the net assets of each reporting unit to their carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we next calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. In the past, we have recorded goodwill impairment related to our Timm Medical acquisition and an impairment of our investment in U.S. Medical Development, Inc. Significant estimates, including assumptions regarding future events and circumstances that cannot be easily predicted are required to perform an analysis of the value of goodwill. These estimates and assumptions may differ materially from actual outcomes and occurrences. Furthermore, no assurance can be given that we will not have further impairment charges related to Timm Medical or other acquisitions.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, short-term investments, accounts receivable, investments, accounts payable and accrued liabilities. At March 31, 2004, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore, we do not have significant market risk exposure with respect to commodity prices.

          Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

ITEM 4.    Controls and Procedures

     (a)    Evaluation of Disclosure Controls and Procedures. As required by Securities and Exchange Commission Rule 13a-15(b), our Chief Executive Officer and our Senior Vice President, Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer have concluded our disclosure controls and procedures are not yet effective because we are not currently able to timely file all reports required to be filed by us pursuant to Section 15(d) of the Securities Exchange Act of 1934. Our inability to timely file the required reports is due to, among other things, the fact that management’s time and attention have been consumed by the auditing and re-auditing of our financial statements for the years ended December 31, 2000, 2001, 2002 and 2003, and the resulting restatements, by the development and implementation of improvements to our internal controls and financial reporting processes, and by the internal and external investigations into the accounting and other matters described in our consolidated financial statements and the related Notes contained in this report in Part I, Item 1 and in our Annual Report on Form 10-K for the year ended December 31, 2003 and in Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Since March 2003, management has implemented and continues to implement significant changes in organization, policies and procedures designed to enhance our disclosure controls and procedures and the related internal controls. These include, among other measures: new restrictions and guidelines governing sales personnel, terms and conditions of sale and revenue recognition; new and more stringent credit approval policies; new policies governing approval, review and recording of expenditures and other legal and financial transactions; new procedures governing documentation and approval of options and warrants issued in connection with legal and financial transactions; and new internal reporting procedures. Nevertheless, during much of 2003, many of these enhancements to our disclosure controls and procedures and the related internal controls were not yet in place, or were only partially in place. For this reason, management has undertaken an extensive and substantive review and evaluation of all financial transactions that, individually or collectively, could have a material impact on the information contained in this Form 10-Q. These review procedures, in combination with the changes in internal control that have been implemented as of the end of the period covered by this report, form the basis for our determination that the financial statements and other information contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the three months ended March 31, 2003 and 2004.

     (b)    Changes in Internal Controls. Except as described above in subsection (a) of this Item 4, there was no change in our internal control over financial reporting during our first fiscal quarter for 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

     We are a party to lawsuits in the normal course of our business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We can provide no assurance that significant judgments or settlements in connection with the legal proceedings described below will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than as described below, we are not a party to any material legal proceedings.

     In November 2002, we were named as a defendant, together with certain former officers, one of whom is also a former board member, in a class-action lawsuit filed in the United States District Court for the Central District of California. On February 2, 2003, the court issued an order consolidating this action with various other similar complaints and ordering plaintiffs to file a consolidated complaint, which was filed on October 31, 2003. The consolidated complaint asserts two claims for relief, alleging that the defendants violated sections of the Securities Exchange Act of 1934 by purportedly issuing false and misleading statements regarding our revenues and expenses in press releases and SEC filings. Plaintiffs seek class certification and unspecified damages from us, as well as forfeiture and reimbursement of bonus compensation received by two of the individual defendants. On April 26, 2004, the court issued an order denying our motion to dismiss the consolidated complaint. We intend to defend the case vigorously, but cannot assure you that it will be resolved in our favor.

     On November 26, 2002, BioLife filed an action against us in the Delaware Court of Chancery seeking damages for alleged breaches of contract stemming from our acquisition, pursuant to an asset purchase agreement dated May 28, 2002, of the tangible and intangible assets related to BioLife’s cryosurgical business. In the action, styled as BioLife Solutions, Inc. v. Endocare, Inc., Del. Ch., C.A. No. 20057-NC, BioLife alleged that we failed to timely register 120,022 shares of our common stock that were provided to BioLife in connection with the asset purchase agreement, in violation of a registration rights agreement relating to the shares that was executed in conjunction with the asset purchase agreement. BioLife sought damages of approximately $1.6 million. We defended the action on the grounds that our obligation to register the shares was excused for various reasons, including as a consequence of BioLife’s failure to transfer assets in accordance with the asset purchase agreement. Trial on all but one of the claims in the action was held during the week of March 31, 2003. On October 1, 2003, the Delaware Court ruled in favor of BioLife, awarding BioLife $1,648,000, plus pre-judgment interest and costs (including legal fees), and requiring BioLife to surrender the 120,022 shares of our common stock to us. That ruling became an appealable final order and judgment on October 10, 2003. On February 20, 2004, we agreed with BioLife to settle all claims. As part of the settlement: we paid to BioLife $1,887,000, which represented a discount of $150,000 from the total judgment amount (including accrued interest and costs); BioLife returned to us the 120,022 shares of our common stock referred to above; and we agreed to abandon our appeal.

     On December 6, 2002, Frederick Venables filed a purported derivative action against us and certain former officers and certain current and former board members in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On April 23, 2004, the parties filed a stipulation agreeing to a conditional stay of the action for 270 days. Assuming that the court enters this stipulated order, the deadline to respond to the complaint will be continued until after expiration of the stay. The complaint seeks unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding our revenues and expenses in press releases and SEC filings. We intend to defend the case vigorously, but cannot assure you that it will be resolved in our favor.

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

ITEM 2.    Changes in Securities and Use of Proceeds

     In addition, during the three months ended March 31, 2004, we repurchased 120,022 shares of our common stock at $4.20 per share in connection with settlement of the BioLife litigation described above in “Part II, Item I – Legal Proceedings.”

ITEM 3.    Defaults Upon Senior Securities

          Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.    Other Information

          In December 2003, our board of directors adopted amended and restated bylaws. Among other things, these bylaws set forth the procedures that stockholders must follow in order to nominate persons for election as directors. The bylaws provide that such nominations must be made pursuant to timely notice in writing to our corporate secretary, at 201 Technology Drive, Irvine, California 92618.

          To be timely, a stockholder’s notice must be delivered to or mailed and received at such address by no later than the due date for stockholder proposals that is specified in our proxy statement released to stockholders in connection with the previous year’s annual meeting of stockholders, which date shall be not less than one hundred twenty (120) calendar days in advance of the date of such proxy statement; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date of the previous year’s annual meeting, notice by the stockholder to be timely must be so received a reasonable time before we begin to print and mail our proxy materials.

          Such stockholder’s notice shall set forth (i) as to each person, if any, whom the stockholder proposes to nominate for election or re-election as a director: (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of our shares that are beneficially owned by such person, (D) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, and (E) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including without limitation such person’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected); and (ii) as to such stockholder giving notice, the following information: (A) the name and address, as they appear on our books, of such stockholder, (B) the class and number of our shares which are beneficially owned by such stockholder, and (C) any material interest of such stockholder in the election to our board of such nominee.

ITEM 6.    Exhibits and Reports on Form 8-K.

          (a) Exhibits

Exhibit No.		Description
2.1	(1)
Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.2	(2)
Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.3	(3)
Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.4	(3)
Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.5	(4)
Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.6	(5)
Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.7	(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2.8	(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2.9	(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.10
Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.11		Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2.12		First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

3.1	(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3	(2)	Restated Certificate of Incorporation.

3.4	(2)	Amended and Restated Bylaws of the Company.

10.1	†	Executive Separation Benefits Plan, approved by the Compensation Committee of the Board of Directors on July 17, 2002 and amended by the Board of Directors on February 13, 2004.

Exhibit No.	Description
10.2	Settlement Agreement, dated as of February 20, 2004, by and between the Company and BioLife Solutions Inc.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

          (b) Reports on Form 8-K

          We filed a Form 8-K under Item 5 on January 21, 2004 to report the appointment to our board of directors of Craig T. Davenport and John R. Daniels, M.D.

          We filed a Form 8-K under Item 5 on March 8, 2004 to report our settlement of litigation with BioLife Solutions, Inc.

          We furnished a Form 8-K under Item 12 on March 16, 2004 to report the release of our audited financial results for the year ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: May 10, 2004

ENDOCARE, INC.

By:	/s/ Craig T. Davenport

Craig T. Davenport
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

By:	/s/ Katherine Greenberg

Katherine Greenberg
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
2.1	(1)
Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.2	(2)
Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.3	(3)
Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.4	(3)
Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.5	(4)
Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.6	(5)
Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.7	(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2.8	(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2.9	(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.10
Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.11		Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2.12		First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

3.1	(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3	(2)	Restated Certificate of Incorporation.

3.4	(2)	Amended and Restated Bylaws of the Company.

10.1	†	Executive Separation Benefits Plan, approved by the Compensation Committee of the Board of Directors on July 17, 2002 and amended by the Board of Directors on February 13, 2004.

10.2		Settlement Agreement, dated as of February 20, 2004, by and between the Company and BioLife Solutions Inc.

Exhibit No.	Description
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits on Form 8-K on March 5, 2002.

(2)	Previously filed as exhibits with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits with our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit on Form 8-K on August 16, 2002.

(5)	Previously filed as an exhibit on Form 8-K on October 15, 2002.

(6)	Previously filed on Form 8-K on April 22, 2003.

(7)	Previously filed on Form 8-K on April 29, 2003.

(8)	Previously filed on Form 8-K on October 20, 2003.