Form 10-Q
period 2002-09-30
ENDOCARE INC
filed 2004-06-28
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☐     No ☑;     (2) Yes ☑          No ☐.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑          No ☐

      The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at May 31, 2004 was 24,007,482.

ENDOCARE, INC. AND SUBSIDIARIES

FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2002

EXPLANATORY NOTE: We are filing this past due quarterly report on Form 10-Q for the quarter ended September 30, 2002 concurrently with our filing of past due quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. Except as otherwise noted, this quarterly report on Form 10-Q speaks as of the date of filing. Accordingly, statements in this report on Form 10-Q containing the words (i) “now,” “currently,” “present,” “to date,” and words of similar import, or (ii) “believes,” “intends,” “anticipates,” “expects,” “estimates,” “should,” “could,” “may,” “plans,” “planned,” and words of similar import, are used to refer to conditions existing on the date of filing of this quarterly report on Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)
Revenues	$8,381,793	$3,783,075	$23,807,706	$9,522,511
Costs and expenses:
Cost of revenues	4,525,786	1,580,084	12,018,692	4,377,149
Research and development	489,890	526,029	2,051,744	1,907,343
Selling, general and administrative	8,408,328	4,397,892	24,075,011	11,891,740

Total costs and expenses	13,424,004	6,504,005	38,145,447	18,176,232

Loss from operations	(5,042,211)	(2,720,930)	(14,337,741)	(8,653,721)
Other income (expense):
Interest income, net	317,314	46,996	934,511	12,004
Loss on minority investment	—	—	—	(250,000)

Net loss	$(4,724,897)	$(2,673,934)	$(13,403,230)	$(8,891,717)

Net loss per share of common stock, basic and diluted	$(.19)	$(.16)	$(.57)	$(.56)
Weighted average shares of common stock outstanding, basic and diluted	24,279,000	16,920,505	23,695,667	15,892,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,779,675	$81,886,801
Available-for-sale securities	20,200,893	—
Accounts receivable, net	8,068,301	4,832,963
Inventories	5,061,434	2,129,797
Prepaid expenses and other current assets	824,190	362,951

Total current assets	57,934,493	89,212,512
Property and equipment, net	8,017,831	1,749,126
Goodwill	35,081,479	—
Intangibles, net	16,127,822	656,374
Investments and other assets	3,784,835	3,475,594

Total assets	$120,946,460	$95,093,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,414,364	$1,807,500
Accrued compensation	2,394,333	1,020,462
Other accrued liabilities	6,213,717	1,385,078

Total current liabilities	13,022,414	4,213,040

Minority interests	1,281,287	—
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 24,280,620 and 22,051,826 issued and outstanding	24,329	22,079
Additional paid-in capital	169,534,717	138,337,026
Accumulated deficit	(60,429,377)	(46,945,837)
Receivable from stockholder	(278,542)	(471,292)
Accumulated other comprehensive income, net of tax	17,590	—
Deferred compensation	(154,327)	—
Treasury stock at cost, 201,200 and 27,000 shares	(2,071,631)	(61,410)

Total stockholders’ equity	106,642,759	90,880,566

Total liabilities and stockholders’ equity	$120,946,460	$95,093,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

		(Restated)
Net cash used in operating activities	(11,851,408)	(8,839,344)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(24,092,497)	—
Purchases of property and equipment	(1,815,754)	(544,742)
Intangibles	—	(50,000)
Loan made to investee	—	(250,000)
Repayment of loan made to investee	—	250,000
Purchases of available-for-sale securities	(20,183,303)	—
Other assets	(119,443)	—

Net cash used in investing activities	(46,210,997)	(594,742)

Cash flows from financing activities:
Payments on credit facility and note payable	—	(1,032,603)
Stock options and warrants exercised	1,965,500	1,772,528
Repurchase of treasury stock	(2,010,221)	—

Net cash (used in) provided by financing activities	(44,721)	739,925

Net decrease in cash and cash equivalents	(58,107,126)	(8,694,161)
Cash and cash equivalents, beginning of period	81,886,801	22,016,448

Cash and cash equivalents, end of period	$23,779,675	$13,322,287

Non-cash activities:
Convertible debentures and accrued interest converted to common stock, net of unamortized deferred financing costs	$—	$7,241,641
Transfer of inventory to property and equipment for placement at customer sites	1,872,571	35,280
Common stock exchanged for investment in USMD	—	2,837,293
Common stock issued and options assumed in the acquisition of Timm Medical	25,741,128	—
Common stock issued for patents and covenant-not-to-compete	3,257,139	150,000
Change in unrealized gain on available-for-sale securities	17,590	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of the Company

      Endocare, Inc. (“Endocare” or the “Company”) is a medical device company focused on developing, manufacturing and selling cryosurgical products with the potential to improve the treatment of cancer and other tumors. In addition, through its wholly-owned subsidiary, Timm Medical Technologies, Inc. (“Timm Medical”), the Company offers vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction. The Company was formed in 1990 as a research and development division of Medstone International, Inc., a manufacturer of shockwave lithotripsy equipment for the treatment of kidney stones. The Company was incorporated under the laws of the state of Delaware in 1994 and became an independent, publicly-owned corporation upon Medstone’s distribution of the Company’s stock to the existing stockholders on January 1, 1996.

      Following the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Company has omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in the Company’s annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2002 and 2003 Annual Reports on Form 10-K, filed with the SEC on December 3, 2003 and March 15, 2004, respectively.

      Additionally, the condensed consolidated financial statements for the quarter ended September 30, 2001 contained in this report reflect various restatement adjustments made as a result of a review by management of historical financial statements previously filed with the SEC, including the report filed for that period. For a further description of the nature and status of these adjustments see Note 4 below, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on December 3, 2003.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all adjustments, consisting solely of normal recurring accruals, needed to present fairly the financial results for these interim periods. The condensed consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

      All intercompany transactions and accounts have been eliminated in consolidation.

2.	Recent Operating Results and Liquidity

      The Company’s operating results for the nine months ended September 30, 2002 reflect sales and gross profits, as well as operating expenses, associated with certain non-core product lines divested during 2003. While these divestitures have allowed the Company to better concentrate on its core businesses, they have also eliminated some sources of revenue and gross profit for the Company going forward. In addition, while the Company lowered certain operating costs in 2003 by consolidating functions at its Irvine, California headquarters that were formerly performed by its subsidiaries, the Company has also incurred significant one-time charges associated with ongoing investigations related to its historical accounting and financial reporting. These costs amounted to approximately $20.2 million from the fourth quarter of 2002 through the first quarter of 2004 (including executive severance charges of $3.2 million in the third quarter of 2003). In addition to charges for executive severance payments, these non-recurring expenses have included legal fees and settlements, audit fees and accounting support fees.

      Since inception, the Company has incurred losses from operations and has reported negative cash flows. As of September 30, 2002, the Company had an accumulated deficit of $60.4 million and cash and available-for-sale securities of $44.0 million. For all periods since September 30, 2002, the Company has continued to incur operating losses. As discussed above, commencing in the fourth quarter of 2002, the

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company incurred, and continues to incur, significant costs in connection with internal and regulatory investigations into its historical accounting and financial reporting. The Company also faces potentially large costs related to directors’ and officers’ liability insurance, delinquent state and local tax obligations, as well as additional expenditures needed to bring the Company into compliance with SEC rules and regulations, including with Section 404 of the Sarbanes-Oxley Act of 2002, and efforts to regain listing on a national exchange or market.

      There may also be material cash payments required in connection with resolving a class action and a derivative law suit (see Note 7). The Company may be required to pay judgments or settlements and to incur expenses in defending against these claims that could exceed the Company’s directors’ and officers’ liability insurance coverage. Regulators may fine the Company when the investigations are complete.

      The Company continued to experience growth in cryosurgical probe and procedure revenues during 2003 and into the first quarter of 2004. Costs and expenses have also grown through this period. Management plans continued investment in sales and marketing to increase market penetration and in research and development to improve existing products and develop new ones. The Company will continue to use cash reserves to finance its cash flow deficit. If the Company is unable to generate cash flows from operations, it may need to raise additional capital to fund operations through the sale of equity securities to public or private investors, debt or the sale or licensing of its assets. Additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced.

      The Company has no long-term debt and no other material financial commitments other than those under operating lease agreements and purchase commitments for raw materials used in manufacturing its products.

3.	Goodwill and Intangible Assets

      The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill and identifiable intangible assets. The Company had no reported goodwill prior to January 1, 2002. The Company does not amortize goodwill, which is consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets, but goodwill is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, the Company uses a discounted cash flow methodology to assess the fair values of its reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. During the fourth quarter of 2002, the Company recorded an impairment charge of $18 million to reduce the carrying value of goodwill acquired in the Timm Medical acquisition resulting from the termination or abandonment of three of the acquired distribution agreements for urological products following the acquisition.

      Intangible assets that are deemed to have finite useful lives are recorded at cost and amortized using the straight-line method over their estimated useful lives. Estimated useful lives of such intangible assets are as follows:

Trade name	15 years
Domain name	5 years
Covenant-not-to-compete	3 to 5 years
Developed technology	15 years
Patents	3 to 15 years

      Changes in circumstances (for example, changes in laws or regulations to which the Company is subject, technological advances or changes in the Company’s strategies) may result in changes to the useful lives from

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial estimates. Factors such as changes in the planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements and may result in shorter useful lives. In such circumstances, the Company will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life. There were no changes in estimated useful lives during 2002 and 2003.

4.	Restatement of Financial Statements

      On October 24, 2002, the former General Manager of Timm Medical reported to the Board of Directors his concerns regarding the accounting for several transactions. The Company’s Audit Committee promptly directed outside legal counsel to investigate the accounting concerns. On October 31, 2002, the Audit Committee’s legal counsel engaged an accounting firm independent of the Company’s then auditors, KPMG LLP (“KPMG”), to investigate the complaints. On December 11, 2002, KPMG notified the Company that their audit report on the Company’s consolidated financial statements as of December 31, 2001, and for the year then ended, had been withdrawn and could no longer be relied upon. In addition, KPMG advised that the consolidated financial statements for the quarters ended March 31, 2002 and June 30, 2002 should not be relied upon. Trading of the Company’s stock on The Nasdaq Stock Market was halted on December 12, 2002. The Company was delisted effective January 16, 2003 and has been trading in the so-called “pink-sheets” since that date.

      The Company hired a new President and Chief Operating Officer and a new Chief Financial Officer in March 2003. The Company’s Board of Directors, upon recommendation of the Audit Committee, approved dismissal of KPMG as the Company’s independent auditors effective March 7, 2003. On April 1, 2003, the Company appointed new independent auditors and engaged them to re-audit the Company’s consolidated financial statements for the years ended December 31, 2000 and 2001 and to audit its consolidated financial statements for the year ended December 31, 2002. In September 2003, the Company’s former auditors notified the Company that they were withdrawing their reports on the Company’s consolidated financial statements for the years ended December 31, 1999 and 2000 and that these financial statements could no longer be relied upon.

      To address the matters discovered in the investigations, the Company has implemented remedial actions, including improved processes for and controls over all financial transactions and the employees involved in them. These remedial actions included the development and implementation of policies and procedures governing sales personnel and sales orders, new and more stringent credit approval practices, the adoption of improved expense recognition and approval policies, improved controls and documentation over the issuance of options and warrants in financial transactions, and new internal financial reporting procedures.

      The discovery of accounting errors required the Company to restate previously issued financial statements. Following are explanations of the restatement adjustments and presentation of affected accounts in the condensed consolidated statements of financial position and results of operations as previously reported and as restated.

Revenues

      The Company discovered that its revenues had been overstated relating to the sale of Cryocare Surgical System units and cryoprobes because certain sales did not meet all revenue recognition criteria required under Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company restated previously recognized revenues related to certain Cryocare Surgical Systems and cryoprobes transactions by

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$432,000 and $986,000 for the quarter and nine months ended September 30, 2001 respectively. These adjustments primarily relate to the following:

a. Revenues previously recorded in the period in which certain Cryocare Surgical Systems were shipped to a company-controlled facility. These revenues were restated to record such revenues in the period the customer actually took possession.

b. Concessions provided to certain customers purchasing Cryocare Surgical Systems that were not accounted for in the period the revenues were recorded. Restated revenues include recording concessions for advertising allowances, grants, interest buy-downs, extended warranties, free equipment and upgrades in the period the Cryocare Surgical Systems were sold.

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

f. Sale of cryoprobes in June 2002 to USMD pursuant to a pre-existing distribution agreement and subsequent repurchase of the unused inventory following the acquisition of interests in certain cryosurgical partnerships in September 2002 (see Note 5). The repurchased cryoprobes are reported as a reduction in June 2002 revenues, and reductions in cost of sales for September 2002 and subsequent periods.

g. Receipt of certain licensing fees and milestone payments where these licensing fees were recorded as revenue in the period received, and payments for volume discounts determined on a retrospective basis where these payments were recorded as cost of sales when paid. Licensing fees and milestone payments are recorded net of volume discounts as restated revenues in the period they were earned.

Cost of Revenues

      The Company made certain adjustments to increase cost of revenues, which totaled $291,000 and $641,000 for the quarter and nine months ended September 30, 2001, respectively. These adjustments primarily relate to the following:

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Reclassification to cost of revenues certain research and development and quality assurance expenses related to routine manufacturing operations.

Selling, General and Administrative Expenses and Research and Development Costs

      The Company made certain adjustments to increase selling, general and administrative expenses, which totaled $870,000 and $1,900,000 for the quarter and nine months ended September 30, 2001, respectively, and to reduce research and development costs by $240,000 and $685,000 for the quarter and nine months ended September 30, 2001, respectively. These adjustments primarily relate to the following:

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

d. Forgiveness of an interest-bearing loan made to a Company executive (see Note 8) for the purchase of Company common stock. Adjustments were recorded to write-off the principal and interest over a 4-year period as compensation expense.

e. Reclassification from research and development to S,G&A of certain expenses related to collection of clinical data for marketing purposes, consulting and patent litigation. (see Cost of Revenues, paragraph c. above).

f. Incorrect capitalization of certain costs related to acquisition activities which should have been expensed as incurred.

g. Absence of substantiation for the existence and/or carrying values of certain property and equipment.

Other Income and Loss

      The Company made certain adjustments to decrease other income, net, which totaled $64,000 and $136,000 for the quarter and nine months ended September 30, 2001, respectively. These adjustments primarily relate to the following:

a. Recording an impairment in the value of a minority investment in the second quarter of 2002, when the investment was actually impaired in 2001.

b. Incorrect recording of interest income related to a forgivable loan to a Company executive (see S,G&A paragraph d. above).

      The consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001, and notes thereto have been restated to include the items described above.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations

	As Previously		As Previously
	Reported	Restated	Reported	Restated
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2001	2001	2001

Revenues	$4,214,766	$3,783,075	$10,508,202	$9,522,511
Cost of revenues	1,289,414	1,580,084	3,735,707	4,377,149
Research and development	766,417	526,029	2,592,681	1,907,343
Selling, general and administrative	3,527,527	4,397,892	9,992,021	11,891,740

Total costs and expenses	5,583,358	6,504,005	16,320,409	18,176,232

Loss from operations	(1,368,592)	(2,720,930)	(5,812,207)	(8,653,721)
Loss on minority investment	—	—	—	(250,000)
Interest income, net	110,546	46,996	148,087	12,004

Net loss	(1,258,046)	(2,673,934)	(5,664,120)	(8,891,717)
Net loss per share of common stock — basic and diluted	(.07)	(.16)	(.36)	(.56)

Weighted average shares of common stock outstanding — basic and diluted	16,921,000	16,921,000	15,892,000	15,892,000

5.	Acquisitions

Timm Medical Technologies, Inc.

      On February 21, 2002, the Company entered into an agreement and plan of reorganization to acquire Timm Medical for total consideration of $37,350,000 (including $838,000 in legal, accounting and other acquisition-related costs). In connection with the merger, all outstanding shares of the capital stock of Timm Medical were exchanged for $10,770,000 in cash and 1,620,530 shares of the Company’s common stock valued at $23,806,000 (of which 63,412 shares were held in escrow, all of which have now been released).

      In addition, the Company assumed certain outstanding options of Timm Medical, which were exercisable into 168,162 shares of Endocare common stock at $7.25 per share. These options were valued at $1,935,000 using the Black-Scholes option pricing model, of which $1,770,000 related to vested options and $165,000 related to unvested options. Except for the adjustment in the number of exercisable shares and the corresponding exercise price per share based on the conversion ratio as defined in the purchase agreement, all other option terms and vesting periods remained unchanged. The value of the unvested options was recorded as deferred compensation on the acquisition date to be amortized over the remaining vesting period.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      This transaction was accounted for under the purchase method of accounting and the consolidated financial statements of the Company include the financial results of Timm Medical from February 21, 2002 through subsequent periods. The total purchase price of $37,350,000 (including transaction costs and the amount recorded as deferred compensation) was allocated to the tangible and intangible assets acquired based on their respective fair values as follows:

Total purchase consideration and related costs	$37,350,000
Fair value of tangible net assets acquired	(1,041,000)
Fair value of amortizable intangibles:
Developed technology	(10,000,000)
Trademark	(500,000)
Unearned compensation	(165,000)

Goodwill (non-tax deductible)	$25,644,000

      Factors contributing to the origination of goodwill include the enhancement of the product line and projected growth in urology sales through collaborative distribution agreements with other medical device companies and the sales force which the Company believed would be valuable assets as the Company divested non-core product lines and redeployed existing resources in the area of cancer treatment. Intangible assets relating to developed technology and trade name are amortized over estimated useful lives of 15 years.

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

Mobile Prostate Treatment Businesses

      On September 30, 2002, the Company completed the acquisition of certain general and limited equity interests in the mobile prostate and benign prostatic hyperplasia (“BPH”) treatment businesses (“Mobile Prostate Treatment Businesses”) from a group of affiliated companies collectively known as USMD. Under the terms of the original agreement, the Company agreed to forgive $7.7 million, consisting of a $6.8 million loan and a $900,000 earnest money deposit, if the Mobile Prostate Treatment Businesses achieved $12 million in gross revenues during the period from October 1, 2002 to December 31, 2005 (the “Forgiveness Period”). At the time of the acquisition, the Company assumed the loans would be forgiven and, therefore, included them in the total purchase consideration of $11,734,000.

      In February, 2004, the purchase agreement was amended to extend the Forgiveness Period to December 31, 2008. In addition, effective January 1, 2004, the Company reduced the service fee it pays to one of the partnerships for the use of their Cryocare Surgical Systems from $2,500 to $2,000 per procedure, representing an adjustment to a market rate. As a result, the reduction in service fee does not require a reallocation of goodwill.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In late 2003 and early 2004, the Company initiated the dissolution of five of the 13 partnerships acquired from USMD, two of which were engaged in BPH treatment and three of which were engaged in cryosurgical procedures for prostate cancer (see Note 6).

      The total purchase price was allocated to the tangible and intangible assets acquired based on their respective fair value as follows:

Total purchase consideration (includes $549,000 in acquisition related costs)	$11,734,000
Fair value of tangible net assets acquired (primarily property and equipment)	(1,616,000)
Covenant-not-to-compete	(240,000)

Goodwill (non-tax deductible)	$9,878,000

      The goodwill is primarily related to the distribution network provided by the Mobile Prostate Treatment Businesses, which allows the Company to further penetrate desired markets. The tangible assets acquired include 11 Cryocare Surgical Systems previously purchased from the Company by USMD and resold to the partnerships. These systems were recorded at their fair value of $2,109,000 on the acquisition date, which approximated the carrying value recorded by USMD, and are depreciated over their remaining useful lives not to exceed three years. The covenant-not-to-compete is amortized over three years.

      Net cash paid in the acquisition is as follows:

Total purchase consideration and related costs	$11,734,000
Cash acquired	(396,000)

Net cash paid	$11,338,000

      Endocare is the general partner or member in each of the Mobile Prostate Treatment Businesses and generally holds over 20% in combined general and limited equity interests. The Company has sole responsibility for the management of the Mobile Prostate Treatment Businesses and exercises exclusive control over their operations. Other equity holders have limited participation rights, which are protective in nature. As such, the Mobile Prostate Treatment Businesses have been consolidated with the Company’s operations since September 30, 2002.

Pro Forma Results of Operations

      The following table presents pro forma results of operations for the nine month periods ended September 30, 2002 and 2001, assuming the Timm Medical and Mobile Prostate Treatment Business acquisitions occurred as of January 1, 2001:

	Nine Months Ended
	September 30,

	2002	2001

Net revenues	$26,097,000	$21,198,000

Net loss	(15,191,000)	(10,698,000)

Net loss per share, basic and diluted	(0.63)	(0.61)

Weighted average shares outstanding, basic and diluted	23,927,000	17,510,000

      The pro forma results of operations reflect adjustments for additional amortization expense for intangible assets acquired, reduction in interest income due to net cash paid in acquisitions, stock compensation expense related to employee options assumed, and increased weighted average shares outstanding to reflect the issuance of common stock in the Timm Medical acquisition.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Purchases

      The Company has acquired intangible assets from time to time, including patents and intellectual property as follows:

      On May 28, 2002, pursuant to an asset purchase agreement, the Company agreed to acquire the cryosurgical assets of Cryomedical Sciences, Inc., now known as BioLife Solutions, Inc. (“BioLife”), consisting primarily of a portfolio of patents, for $2,200,000 in cash and 120,022 shares of the Company’s common stock valued at $1,847,000. This transaction was accounted for under the purchase method of accounting. The total purchase consideration of $4,119,000 (including $72,000 in acquisition-related costs) was allocated to the patents since other assets acquired had de minimis value. Pursuant to a Registration Rights Agreement, the Company was required to file a registration statement with the SEC to register the shares issued to BioLife. In November 2002, BioLife filed suit against the Company for failing to register the shares in a timely manner, seeking damages for breach of contract (see Note 7).

      In February 2002, the Company entered into an asset purchase agreement with a cryosurgeon inventor of certain technologies related to the Company’s business to acquire certain patents and a covenant-not-to-compete for 100,000 shares of the Company’s common stock valued at $1,410,000. Of this amount, $1,058,000 (75,000 shares) was allocated to the patent and is amortized over 15 years and the remaining $352,000 (25,000 shares) was allocated to the covenant-not-to-compete and is amortized over five years. The agreement also requires the seller to provide certain consulting services over 15 years for the consideration received. No consideration was allocated to the consulting agreement since the value of such services could not be accurately determined. In January 2003, the Company extended a $344,000 loan to the seller to finance tax payments related to the gain on the sale (see Note 8).

6.	Dispositions and Restructuring Activities

      In 2003, the Company refocused its strategy on its core technological competence and primary market emphasis in the area of minimally invasive technologies for tissue and cancer ablation. Part of this strategy entailed divestiture of certain product lines unrelated to the Company’s core businesses. The Company also undertook a review of its strategic plans and operational infrastructure in order to maximize efficiency and promote optimal use of resources. In addition to the divestiture of a Florida billing and contracting subsidiary in December 2002, which reduced headcount by 12 employees, the Company downsized Timm Medical’s Eden Prairie, Minnesota, operations in June 2003, consolidating many administrative functions at its Irvine, California, headquarters and reducing headcount by 26 employees. The Company’s Board of Directors also approved the divestiture of certain non-core product lines and assets in the first quarter of 2003, including the sale of the Dura II penile implants, the cardiac-related product manufacturing operations and license of related technology, and the urinary incontinence and urodynamics product lines.

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

Cryosurgical Products for Cardiac Applications

      On April 14, 2003, the Company sold its cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath Technologies, Inc. (“CryoCath”) for $10 million and a nine-year descending royalty based on net sales of products incorporating the licensed technology. Upon consummation of the sale, the Company terminated its pre-existing distribution agreement with CryoCath. CryoCath was the

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exclusive distributor for cryoprobes and consoles in connection with the SurgiFrost system, a cryoablation system designed to treat cardiac arrhythmias. Since the technology was internally developed and the tangible assets sold had de minimus value, the sale resulted in a 2003 second quarter gain of $10 million. The $10 million was collected in four installments, three in 2003 and one in the first quarter of 2004. The royalty stream decreases from 10% to 3% of net sales from the SurgiFrost system during the period from 2004 to 2012. The first royalty payment of $131,000 was collected and recorded in the first quarter of 2004, based on CryoCath revenues for that period.

Minnesota Facility

      Subsequent to the acquisition of Timm Medical, the Company undertook a review of the Company’s operational and financial infrastructure. To maximize operational efficiency and resource utilization, the Board of Directors approved a plan in the first quarter of 2003 to downsize Timm Medical’s operations in Minnesota. With the exception of certain marketing and financial functions, all of Timm Medical’s operations were transferred to the Company’s Irvine, California, headquarters in June 2003 or were outsourced. The cost of the restructuring totaled $386,000, which included $266,000 in severance payments and $120,000 in lease losses for vacating the unused leased space. These losses were recorded in the second quarter of 2003 upon the communication of the separation terms to the affected employees. In addition, Timm Medical had $465,000 in property and equipment, a portion of which may be abandoned or sold for salvage value at a future date. These assets are classified as held and used until they are disposed or abandoned. In the first quarter of 2003, management had adjusted the useful life of the assets to be abandoned to amortize their carrying value, less estimated salvage, through the scheduled abandonment date of April 2004.

Urinary Incontinence and Urodynamics

      On October 15, 2003, Timm Medical agreed to sell the manufacturing assets related to its urodynamics and urinary incontinence product lines to SRS Medical Corp. (“SRS”) for a $2,694,000 note. The note bears interest at 7.5% and is secured by the assets sold, which consist of certain patents, trademarks, inventory, customer lists and technical know-how. Under the terms of the original agreement, quarterly payments were to begin on March 31, 2004, equal to the higher of (a) minimum quarterly payments as defined or (b) 15% of the net revenues related to the urinary incontinence assets acquired and 15% of the net revenues related to SRS’ existing urodynamics business, including the urodynamics assets acquired. These minimum quarterly payments were to commence at $112,500 for the quarter ended March 31, 2004, and increase to $298,406 for the quarter ended March 31, 2007. Amounts which remain outstanding at March 31, 2007 were to be payable at $250,000 per quarter thereafter until fully paid. The carrying values of the urodynamics and urinary incontinence related assets were $1,314,000 on the date of sale. Management concluded that collection of the note from SRS was not reasonably assured. As a result, a loss of $1,314,000 was recorded in the fourth quarter of 2003 equal to the carrying value of the assets sold. Collections on the note, if any, will be reported as gain in the period received. In March 2004, the Company agreed to amend the purchase agreement to reduce the minimum quarterly payments to $45,000, increasing to $60,000 for the quarter ended December 31, 2005. Amounts which remain outstanding at December 31, 2005 will be payable at $60,000 per quarter until the outstanding principal and accrued interest are paid in full.

Mobile Prostate Treatment Businesses

      In late 2003 and early 2004, the Company initiated the dissolution of five of the 13 partnerships acquired from USMD, two of which were engaged in BPH treatment and three of which were engaged in cryosurgical procedures for prostate cancer. The BPH partnerships discontinued operations beginning in the first quarter of 2003 due to significant reduction in payor reimbursements and the Company’s desire to exit the non-core BPH business. The Company elected to terminate the cryosurgical partnerships due to decisions by certain of the limited partner physicians to withdraw from these partnerships. After the dissolution, the Cryocare Surgical

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Systems held by these partnerships were redeployed to other markets as placement units. The assets held by the BPH partnerships will be liquidated.

7.	Commitments and Contingencies

Former Chief Executive Officer and Chairman of the Board

      The Company entered into a Separation Agreement and a one-year Consulting Agreement with the Company’s former Chief Executive Officer and Chairman of the Board (the “former CEO”), each effective as of July 31, 2003. Under the Separation Agreement, the former CEO was entitled to receive a $375,000 severance payment and a $375,000 upfront payment for a one-year covenant-not-to-compete and an agreement to provide consulting services. The Company recorded a charge of $775,500 in the third quarter of 2003 for the severance and related benefits. The total severance payment was deposited into an escrow account held by the Company and released to the former CEO in March 2004.

Former Chief Financial Officer

      The Company entered into an employment agreement, dated March 3, 2003 (the “Employment Agreement”), with the Company’s former Chief Financial Officer (“former CFO”). Under the Employment Agreement, upon any Qualified Termination (as defined) the former CFO was entitled to receive a cash payment of $616,000, continued participation in the Company’s benefit plans for 24 months, a $50,000 relocation allowance and an additional payment to cover the tax liabilities relating to the allowance. In addition, the Employment Agreement also provided that all of the former CFO’s options to purchase outstanding common stock (385,000 shares) would be cancelled and replaced by immediately exercisable options to be granted between September 4, 2003 and November 3, 2003. Effective July 31, 2003, the Company terminated the former CFO’s employment other than for cause. The Company recorded a charge of $731,000 in the third quarter of 2003 for the severance and related benefits due under the Employment Agreement. In addition, the Company recorded a third quarter charge for $1,715,000 for the fair value of the 385,000 replacement options issued to the former CFO on October 30, 2003 determined using the Black-Scholes option-pricing model. The total severance payments due of $616,000 were deposited into an escrow account held by the Company. In March 2004, all amounts due to the former CFO under the Employment Agreement were released from the escrow account.

2002 Executive Separation Benefits Plan

      Effective July 17, 2002, the Company adopted the 2002 Executive Separation Benefits Plan (“Separation Plan”) to provide separation benefits to certain designated employees upon or following a change in control, as defined. In February 2004, the Board of Directors voted to terminate the Separation Plan effective July 18, 2004. In February 2004, the Board of Directors voted to terminate the Separation Plan effective July 18, 2004. On February 13, 2004, Craig T. Davenport (Chairman and Chief Executive Officer), William J. Nydam (President and Chief Operating Officer) and Katherine Greenberg (Chief Financial Officer) were added as Eligible Employees as defined in the Separation Plan.

Legal Matters

      The Company is a party to lawsuits in the normal course of its business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company can provide no assurance that significant judgments or settlements in connection with the legal proceedings described below will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. (See “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II,

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 1 — Legal Proceedings.”) Other than as described below, the Company is not a party to any material legal proceedings.

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

      On December 6, 2002, Frederick Venables filed a purported derivative action against the Company and certain former officers and certain current and former board members in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On April 23, 2004, the parties filed a stipulation agreeing to a conditional stay of the action for 270 days, continuing the deadline to respond to the complaint until after expiration of the stay. The complaint seeks unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding the Company’s revenues and expenses in press releases and SEC filings. The Company intends to defend the case vigorously, but cannot assure you that it will be resolved in the Company’s favor.

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2002, the Company filed a demand for arbitration before the American Arbitration Association in Minnesota against a former employee. The complaint included various claims in response to which the employee made several counterclaims. In March 2003, the Company was notified by the United States Department of Labor that counsel for the employee had presented a letter of complaint alleging that the Company, its former CEO and former CFO violated 18 U.S.C. § 1514A by improperly retaliating against the employee. In December 2003, the Company and the employee agreed to settle all claims on mutually acceptable terms without the admission of liability by any party for an amount that is not significant. Pursuant to the settlement, the employee withdrew his letter of complaint, and the Department of Labor has indicated that it considers the matter closed.

      In June 2003, the Company was awarded a favorable judgment for $351,000 in a litigation matter previously initiated by Timm Medical against a third party. Since collection is not assured, any amount recovered in connection with this judgment will be recorded in the period when it is actually paid to the Company.

8.	Related Party Transactions

Loans to Officers

      In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 common shares at fair value to the Company’s then-Senior Vice President, Sales and Marketing. The four-year note bore interest at 5.99% per annum, payable annually, and was recorded as a reduction in stockholders’ equity. The Company agreed to forgive the principal on the note ratably over four years subject to performance of certain objectives that were to be mutually agreed upon by the borrower and the Company and subject to the borrower remaining an employee of the Company. The outstanding principal balance at September 30, 2002 and December 31, 2001 totaled $278,542 and $471,292, respectively. The Company forgave $64,250 and $192,750, respectively, for the three months and nine months ended September 30, 2002, which was recorded as compensation expense (included in selling, general and administrative expense). As of September 30, 2003, the full value of the note had been written off.

      In January 2003, the Company extended a $344,000 non-recourse loan to an individual who is a shareholder and consultant. The Company previously entered into an asset purchase agreement with the shareholder in February 2002 to acquire certain patents and a covenant-not-to-compete. The Company extended the loan to the shareholder to assist with the payment of federal income taxes arising from the 2002 purchase transaction. The loan is secured by the shares issued, bears interest at 1.8% and is due at the earlier of January 2005 or 30 days after the borrower ceases to be a consultant to the Company (see Note 5).

9.	Collaborative and Other Agreements

Sanarus Medical Inc.

      In October 1999, the Company entered into a strategic alliance with Sanarus Medical, Inc. (“Sanarus”), a privately held medical device company. The Company received 200,041 Series A voting convertible Preferred Shares or 6.8% of the total outstanding voting securities at the investment date in exchange for $300,000. The Company also received a warrant to acquire 3,166,000 common shares (approximately 52.0% of Sanarus’ voting stock on an as-converted, fully-diluted basis at that time) for $.01 per share in consideration for entering into a manufacturing, supply and license agreement (the “1999 Agreement”). The 1999

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement provided Sanarus an exclusive, royalty-free, worldwide non-sublicensable right to develop, manufacture and sell products using cryoablation technology developed by Endocare for use in the field of gynecology and breast diseases. The 1999 Agreement expires at the earlier of the 30th anniversary, expiration of the patents underlying the licensed technology or a change in control event (as defined) at Sanarus. The warrant is exercisable at any time through October 12, 2009.

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

      Also in June 2001, the Company provided a bridge loan to Sanarus in the amount of $250,000 and received a warrant to purchase 36,210 shares of Series B voting Preferred Stock. The loan was repaid in July 2001 upon receipt of additional equity funding by Sanarus. In April 2003, the Company and other investors entered into a second bridge loan financing in which Sanarus issued to the Company a convertible promissory note in the aggregate amount of $600,000 and a warrant to purchase equity shares in Sanarus with an aggregate exercise price of up to $300,000. Upon completion of a $19,100,000 equity financing by Sanarus in October 2003, the $600,000 bridge loan and warrant were canceled in exchange for 908,025 shares of Series C voting Preferred Stock and a warrant to purchase 308,823 Series C shares at $.68 per share. This and other financings changed the Company’s current voting percentage from 1.8% on an as converted basis (20% on an as converted, fully diluted basis) at December 31, 2002 to 2.7% on an as converted basis (7.9% on an as converted, fully diluted basis) at December 31, 2003.

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

U.S. Medical Development, Inc.

      On June 30, 2001, the Company issued 213,010 shares of its common stock with a fair value of $2,837,293 as consideration for a membership interest in U.S. Medical Development, Inc., formerly U.S. Therapies, LLC, in the form of 1,134,922 Class A units. The investment represents approximately 9% of the total issued and outstanding Class A Units of U.S. Medical Development, Inc. and approximately 5% of the Class A Units on a fully diluted basis. U.S. Medical Development, Inc. is a privately held national urology services company based in Dallas, Texas, representing more than 150 urologists across the nation. In a related distributor agreement, U.S.M.D., Ltd., formerly U.S. Medical Devices, Ltd., a subsidiary of U.S. Medical Development, Inc, was appointed a distributor and given exclusive sales rights to the Company’s Cryocare Surgical System and associated disposable products in 16 states. U.S.M.D., Ltd. also had the exclusive right to distribute the Cryocare Surgical System to HealthTronics Surgical Services, Inc. and its affiliates, a company that provides urologic and orthopedic services to patients in 35 states through physician partnerships. The investment in U.S. Medical Development, Inc. is included in investments and other assets and is carried using

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the cost method of accounting as the Company does not have significant influence over the operations of U.S. Medical Development, Inc. The Company has recorded sales of Cryocare Surgical Systems and cryoprobes to U.S.M.D., Ltd. totaling $4,105,000 and $2,257,000 in 2001 and 2002, respectively. The distributor agreement was terminated upon the Company’s acquisition of certain Mobile Prostate Treatment Businesses from USMD on September 30, 2002.

      The Company recorded an other-than-temporary loss of $2,327,000 in its investment in U.S. Medical Development, Inc. during the fourth quarter of 2002, reducing the carrying value of the investment to $510,000.

CryoCath

      In September 2001, the Company entered into a strategic alliance with CryoCath pursuant to an exclusive global market access and supply agreement whereby CryoCath and the Company would co-develop a new, advanced line of surgical probe systems to treat cardiac arrhythmias. CryoCath would purchase the newly developed systems from Endocare and market them on a global basis under the CryoCath trademark, SurgiFrost. CryoCath paid the Company $125,000 in license fees upon execution of the agreement. Additional fees were due upon the availability of a malleable cryoprobe and for the sale of a fixed number of cryo-consoles. However, these amounts were never received since the performance targets had not been met. The agreement also provided volume purchase discounts to CryoCath to be determined annually on a retrospective basis. The agreement had an initial term of five years and with renewals for two additional three-year periods if certain conditions were met. As discussed in Note 5, the distribution agreement was terminated in April 2003 upon the sale of the cardiac product line and related assets to CryoCath. Purchase discounts due to CryoCath of $433,000 at September 30, 2002 (included in other accrued liabilities) were settled as part of the sale of the cardiac product line to CryoCath in April 2003.

10.	Other Investments

      Material equity investments in companies acquired through collaboration agreements include the following:

a. 833,333 common shares (approximately 14% interest) in Medical Resource Management, Inc. (“MRM”), a publicly traded company that provides mobile surgical equipment rental, certified technician training and support services to hospitals and medical facilities on a fee per procedure basis (acquired September 2000 for cash of $250,000). MRM specializes in laser surgery, cryosurgery, brachytherapy and other capital-intensive medical equipment. In June 2001, Emergent Group, Inc. acquired the outstanding stock of MRM in a share exchange. The Company wrote off the $250,000 carrying value of this investment as a loss on minority investment in the second quarter of 2001 since the shares received in exchange have de-minimus value.

b. 33,945 common shares in Matritech, Inc., a publicly traded company that develops proteomics-based diagnostic products for early detection of cancer (acquired February 2001 for cash of $150,000). Timm Medical was the exclusive United States distributor of bladder cancer diagnostic test kits manufactured by Matritech, Inc. The distribution agreement was terminated in June 2002. Purchases from Matritech, Inc. were immaterial. The carrying value of the investment at September 30, 2002 was $72,000.

11.	Income Taxes

      The Company reported no income tax expense for each of the nine months ended September 30, 2002 and 2001 due to its operating losses. The continuing operating losses resulted in an increase in the valuation allowance of $5.4 million and $3.6 million during the nine months ended September 30, 2002 and 2001,

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Due to the Company’s history of operating losses, management cannot conclude that it is more likely than not that the Company’s deferred tax asset will be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the Company’s deferred tax assets as of September 30, 2002 and 2001.

12.	Subsequent Events

      During the first quarter ended March 31, 2004, the Company retired 326,222 of its common shares held in treasury, including 120,022 shares re-purchased from BioLife for $503,729 in February 2004 in connection with the settlement of its litigation with this company.

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

      The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this report, and the audited consolidated financial statements, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Reports on Form 10-K for the fiscal years ended December 31, 2003 and 2002.

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

Overview

      We are a medical device company focused on developing, manufacturing and selling cryosurgical products with the potential to improve the treatment of cancer and other tumors and on manufacturing and marketing vacuum technology as a non-pharmacological option for treatment of erectile dysfunction. Our cryosurgical products include a computerized device (the “Cryocare Surgical System”), and disposable cryoprobes and temperature probes used to safely and effectively freeze cancerous tissue or other tumors through our proprietary argon gas-based technology. We recently introduced the next generation of our Cryocare Surgical System, the Cryocare CS. Our erectile dysfunction products, sold through our wholly-owned subsidiary, Timm Medical, include the ErecAid Esteem and the ErecAid Classic for treatment of impotence as well as the RigiScan for diagnostic evaluation of this condition.

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

      We have incurred significant operating losses and negative cash flows from operations in each full fiscal year since January 1, 1996. We incurred a net loss of approximately $4.7 million and $13.4 million, respectively, for the quarter and nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of $60.4 million. We expect to incur additional losses as we expand our sales and marketing efforts, strengthen our infrastructure, improve our financial reporting processes and controls and continue to develop new products.

      In addition to the cash needed to fund our ongoing operations, there have been and will continue to be substantial demands on cash in connection with ongoing investigations by the SEC and DOJ of our historical accounting and financial reporting and related matters, including restatements of our consolidated financial statements filed in our Annual Reports on Form 10-K for the years 2000 and 2001 and in our Quarterly Reports on Form 10-Q for the first and second quarters of 2002, as well as expenses related to shareholder litigation. (See Notes 1 and 2 to the condensed consolidated financial statements included in this report and below under “Liquidity and Capital Resources.”)

Results of Operations

      A major factor contributing to the fluctuation in our operating results in the three and nine months ended September 30, 2002 compared to the same periods in 2001 was the acquisition of Timm Medical on February 21, 2002. We also acquired the mobile prostate treatment businesses previously owned by USMD on

September 30, 2002. Both acquisitions brought with them increases in costs and expenses. The Timm Medical acquisition also brought with it additional sales.

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

      Revenues. We generate revenues from sales of our Cryocare Surgical Systems, disposable cryoprobes and other disposable devices used in cryoablation procedures. We also contract with hospitals and other health care providers for the use of our Cryocare Surgical Systems in cryoablation treatments for which we charge a per-procedure fee.

      The procedure fee typically includes a procedure “kit” containing cryoprobes and other disposables needed to perform a cryosurgical procedure, in addition to a service component. The service component of the procedure fee generally consists of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment. In certain instances, we will provide the service component of the procedure to the hospital as well as the devices. At other times, we will contract with third parties to perform the service component of the procedures and will remit a service fee to the third party upon invoicing the hospital. We also sell just the disposable devices to hospitals, without the service component, where the hospital either owns the equipment or independently contracts with a service provider.

      We sell Cryocare Surgical Systems to distributors and to independent cryosurgical service providers. In addition, we sell disposable cryoprobes and temperature probes directly to distributors, hospitals or independent service providers. Disposables are sometimes packaged and sold in a procedure kit containing the usual number of probes consumed in a single cryosurgical procedure plus the service component.

      In addition to our cryosurgery products, we sell other urological products acquired when we purchased Timm Medical, a urological device manufacturer, in February 2002. We continue to sell our ErecAid vacuum therapy systems and RigiScan monitors, although in 2003 we either divested or discontinued the remaining product lines acquired in the Timm Medical purchase.

      A portion of our revenues also comes from sales of the SurgiFrost cryosurgical line which we developed for treatment of cardiac arrhythmia. In 2002 and through the first quarter of 2003, we sold these products to CryoCath under the terms of a distribution agreement. In April 2003, we licensed to CryoCath the manufacturing and intellectual property rights to these products and sold them the related assets. Beginning with the first quarter of 2004, we are entitled to royalty income based on CryoCath’s sales of these products.

      Revenues for the three months ended September 30, 2002 increased 121.6% to $8,382,000 compared to $3,783,000 for the three months ended September 30, 2001. The increase in revenues was partly attributable to an increase in sales of cryosurgical probes and procedures into the urology market. There were approximately 665 cryosurgical procedures performed in the third quarter of 2002 compared to approximately 300 for the same period in the prior year. In addition we had sales of new products in the first nine months of 2002 that we did not have during the same period in 2001, including the SurgiFrost cardiac products we manufactured and sold under the terms of our September 21, 2001 Global Supply and Market Access Agreement with CryoCath and products we acquired through our acquisition of Timm Medical. Sales to CryoCath totaled $1,060,000 for the quarter ended September 30, 2002. Sales of Timm Medical products, including those later divested, were $3,863,000 for the three months ended September 30, 2002.

      Offsetting these increases in revenues were reductions in sales of Cryocare Surgical Systems. We sold 14 systems in the third quarter of 2001 compared to two systems during the same period in 2002 for a $2,033,000 reduction in revenues. Correspondingly, we sold 35 systems in the first nine months of 2001 compared to 20 systems in the first nine months of 2002, a decline of $2,151,000. The decline in sales of Cryocare Surgical Systems is primarily due to the decrease in sales of these units to USMD. During 2001 and prior to our acquisition of the mobile prostate treatment businesses from USMD in September 2002, we sold Cryocare Surgical Systems and our disposable cryosurgical devices to USMD under the terms of a distribution agreement that provided for minimum purchase quotas in each quarter. During the nine months ended

September 30, 2001 and 2002, we sold 16 and five units, respectively, to USMD totaling approximately $3.3 million and $1.0 million, respectively, in revenues. Following the acquisition, the distribution agreement was terminated.

      Revenues for the nine months ended September 30, 2002 increased 150% to $23,808,000 compared to $9,523,000 in 2001. Reasons for this increase in sales are consistent with the explanations above. Products we acquired or obtained a right to distribute from Timm Medical contributed revenues of approximately $9,700,000 for the nine months ended September 30, 2002. Sales of our cardiac products to CryoCath were $1,589,000 for the first nine months of 2002.

      Cost of Revenues. Cost of revenues consists of fixed and variable costs incurred in the manufacture of our products in addition to depreciation of Cryocare Surgical Systems placed in the field with customers under our placement program or with our sales and service personnel. We incur an additional cost of revenues in the form of a fee for equipment usage and other services when a procedure is performed on a Cryocare Surgical System owned by an unrelated service provider. That portion of the procedure fee remitted to the third-party service provider is charged to cost of revenues when the procedure is performed and billed. We retain a larger profit on procedures performed on systems owned by us where no outside service fees are incurred.

      In addition, charges for product warranties as well as excess and obsolete inventory, shrinkage and other inventory carrying costs are included in our cost of revenues as are costs of maintaining patents or other intellectual property rights to processes or technologies related to our products, royalties on product sales and amortization of developed technology acquired in connection with our acquisition of Timm Medical.

      Cost of revenues for the three months ended September 30, 2002 increased 186.4% to $4,526,000 compared to $1,580,000 for the three months ended September 30, 2001. The increase in cost of revenues resulted primarily from sales of new products acquired in the Timm Medical purchase and sales of our cardiac products to CryoCath under the agreement referenced above. Costs related to the manufacture and sale of products we acquired from Timm Medical and related to the SurgiFrost products we sold to CryoCath, contributed approximately $1,541,000 and $679,000, respectively, to the cost of revenues for the quarter ended September 30, 2002. Another factor in the increase in cost of revenues for the quarter ended September 30, 2002 was the fact that we recorded cost of revenues related to five Cryocare Surgical Systems, which had been shipped during the period but for which we could not recognize revenue. There were only two Cryocare Surgical System shipped in the third quarter of 2001 for which we could not recognize revenue in the period. Finally, there was an increase in cost of revenues due to growth in the number of cryosurgical procedures overall, as well as in the number of procedures where we contracted with third-party service providers, to perform the service component of the procedure. In these instances, we billed the hospital for the procedure and remitted up to half of the amount billed to the third-party service provider. We include fees paid to the service providers in our cost of revenues. Finally, we increased the number of Cryocare Surgical Systems we loaned or “placed” with hospitals in an effort to encourage them to adopt cryosurgery. We depreciate these systems ratably over a three-year period and include the depreciation charge in cost of revenues.

      Cost of revenues for the nine months ended September 30, 2002 increased 174.6% to $12,019,000 compared to $4,377,000 in 2001. Reasons for this increase in sales are consistent with the explanations above.

      Gross Margins. Gross margins on revenues decreased to 46.0% for the three months ended September 30, 2002 compared to 58.2% for the three months ended September 30, 2001. Gross margins on revenues for the nine months ended September 30, 2002 decreased to 49.5% compared to 54.0% for the same period in 2001. The reduction in our gross margins is significantly due to the factors described above under cost of revenues, primarily to 1) an increase in the fees paid to third party service providers, 2) an increase in depreciation on Cryocare Surgical Systems loaned to or “placed” with our customers 3) the inclusion in cost of revenues of the manufacturing cost of five Cryocare Surgical Systems shipped to our customers for which we could not record the corresponding revenue and 4) reduction in sales of Cryocare Surgical Systems which have a higher profit margin that sales of disposable devices and procedure fees.

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

      Research and development expenses for the three months ended September 30, 2002 decreased 6.9% to $490,000 compared to $526,000 for the three months ended September 30, 2001. The lower cost in third quarter of 2002 was primarily attributable to the winding down of development of cryosurgical products for the cardiac and gynecology markets created under strategic alliances formed with CryoCath and with Sanarus, a company for which we developed cryosurgical products for treatment of benign and malignant breast diseases. We completed most of the development work in 2001 and commercialized these products in 2002. These reductions in spending were partly offset by investment in development of the Horizon Prostatic Stent and the ThermaStent for treatment of BPH and costs incurred for research and development related to products acquired in the Timm Medical purchase. As a percentage of revenues, research and development expenses decreased from 13.9% in the third quarter of 2001 to 5.8% during the third quarter of 2002, due to the combination of reduced spending levels and increased revenues.

      Research and development expense for the nine months ended September 30, 2002 increased 7.6% to $2,052,000 compared to $1,907,000 for the same period in 2001. As a percentage of revenues, research and development expenses dropped from 20.0% in the first nine months of 2001 to 8.6% for the same period in 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of salaries, commissions and related benefits and other overhead costs for employees and activities in the areas of sales, marketing, customer service, clinical services, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants and suppliers are included where their services or products are related to selling, general and administrative activities. The costs of our insurance premiums, including those for directors’ and officers liability and products liability coverage are also included in this category. Expenses associated with advertising, trade shows, promotional and training costs related to marketing our products are also classified as selling, general and administrative expenses as are the costs of conducting clinical research studies for the purpose of collecting clinical data used in promoting our products.

      Selling, general and administrative expenses for the three months ended September 30, 2002 increased 91.2% to $8,408,000 compared to $4,398,000 for the three months ended September 30, 2001. The increase is primarily attributable to our acquisition of Timm Medical in the first quarter of 2002 and relates to significant additions to staffing, particularly in the sales and marketing area, and to administrative costs incurred in connection with running our operations in Eden Prairie, Minnesota, and to marketing our newly-acquired urology products.

      Headcount following the Timm Medical acquisition more than doubled from 94 employees at year-end 2001 to 202 employees at the end of first quarter 2002. At September 30, 2002, our headcount of 194 employees included 63 sales and marketing personnel (up from 23 at year-end 2001), 25 customer service employees (up from 10 at year-end 2001), and corporate administrative staff of 28 (up from 16 at year-end 2001). We also acquired the lease on a 28,000 square foot facility in Eden Prairie, Minnesota.

      Selling, general and administrative expenses for the nine months ended September 30, 2002 increased 102.5% to $24,075,000 compared to $11,892,000 for the same period in 2001. Reasons for this increase are consistent with the explanations above for the quarter. In addition, we incurred significantly higher costs related to training new cryosurgeons in the first nine months of 2002, compared to the earlier period, as well as higher marketing costs related to product promotional literature and increased trade show activity.

      Interest Income, Net. Interest income, net for the three months ended September 30, 2002 was $317,000 compared to $47,000 for the three months ended September 30, 2001. The change was due to the reduction of interest expense associated with the reduction of debt in 2001 and increased cash and investment balances following our secondary public offering in November of 2001.

      Interest income, net for the nine months ended September 30, 2002 was $935,000 compared to $12,000 for the nine months ended September 30, 2001. The increase is primarily due to reasons stated above.

      Loss on Minority Investment. Loss on investment for the nine months ended September 30, 2001, relates to a charge taken to reflect a decline, other then temporary, for the Company’s investment in Medical Resources Management, Inc.

      Net Loss. Net loss for the three months ended September 30, 2002 was $4,725,000 or $0.19 per diluted share on 24,279,000 weighted average shares outstanding, compared to a net loss of $2,674,000, or $0.16 per share on 16,920,505 weighted average shares outstanding for the same period in 2001. The loss for the three months ended September 30, 2002, compared to the net loss for the same period in 2001, increased as a result of lower gross margins and higher selling, general and administrative expenses.

      Our net loss for the nine months ended September 30, 2002 was $13,403,000 or $0.57 per diluted share on 23,695,667 weighted average shares outstanding, compared to a net loss of $8,892,000 or $0.56 per diluted share on 15,892,333 weighted average shares outstanding for the same period in 2001.

Liquidity and Capital Resources

      Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2002, we had an accumulated deficit of $60.4 million and cash, cash equivalents and available-for-sale securities of $44.0 million.

      After September 30, 2002, our cash reserves continued to decline. From October 1, 2002 through March 31, 2004, our cash was principally used to fund a total of $52.4 million in operating losses (excluding impairment charges and gains on divestiture). The losses include $15.3 million in non-recurring legal and accounting fees associated with the on-going investigations of our historical accounting and financial reporting, $3.6 million in executive severance costs related primarily to our former Chief Executive Officer and Chief Financial Officer and $1.5 million for the settlement of the BioLife litigation (see Note 7 to our condensed consolidated financial statements). These expenses were partially offset by $10 million in proceeds from the sale of our cardiac related product manufacturing operations to CryoCath and $2 million from the sale of the Dura II penile implant product line.

      In February 2004 we paid approximately $1.5 million in directors’ and officers’ liability insurance premiums, and we paid approximately $1.9 million to BioLife to settle litigation and repurchase common shares previously issued to BioLife. During the first quarter of 2004 we incurred approximately $3.3 million in non-recurring legal and accounting fees associated with the ongoing investigations into possible irregularities in our accounting and financial reporting in earlier periods.

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

      We may be required to pay judgments or settlements and to incur expenses in defending against these claims that could be material. Further, while we carry $20 million of director’s and officers’ liability insurance coverage, this coverage may not be adequate to cover all costs related to these lawsuits, including any resulting judgments or settlements. As described below under “Risks Related to Our Business,” for claims asserted during the period from June 10, 2002 through June 10, 2003, our three excess carriers have filed arbitration complaints, contending our former management made misstatements or omissions in the applications for insurance coverage and seeking rescission of the policies. A claim in excess of our insurance coverage would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Beyond the factors described above, we expect to face significant demands on our capital resources related to the execution of our 2004 operating plan, regaining compliance with the SEC rules and regulations required of publicly traded companies, including Section 404 of the Sarbanes-Oxley Act of 2002, and fulfilling requirements prerequisite to becoming re-listed on a national stock exchange or market. We incurred net losses of $25.4 million and $42.0 million in 2003 and 2002, respectively, and are currently projecting an operating loss for fiscal 2004, as well as a net use of cash.

      We will continue to use cash reserves to finance our projected 2004 cash flow deficit. Our 2004 forecast provides for an increase in revenues and improvement in gross profit as well as a reduction in general and administrative expenses. The reduction in general and administrative costs is due partly to the winding down of certain activities related to various investigations of accounting and financial reporting matters and reductions in both staffing and marketing programs. In addition, we have trimmed general and administrative costs through the elimination of redundant functions at our subsidiaries and centralizing them at our Irvine, California headquarters, and plan to continue cost reduction programs aimed at improving the financial health of the Company.

      At the same time, however, we have planned certain strategic investments in sales and marketing activities to increase our market penetration as well as in inventory related to the introduction of our new Cryocare CS System. We have also planned expenditures on staffing and infrastructure improvements in finance and information technology to ensure that we will be able to comply with internal control and other SEC requirements.

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

      Since the fourth quarter of 2002, we have incurred significant costs related to, among other things, legal, accounting and other professional fees associated with our internal reviews of various accounting and other matters, the ongoing investigation of us by the SEC and DOJ, various shareholder class-action and derivative lawsuits and other legal proceedings described below. In addition we are making significant investments in the development and implementation of sound internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting. We will continue to incur significant related expenses in the future.

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

      We have incurred annual operating losses each year since our inception. For the quarter ended March 31, 2004, we had losses from operations of approximately $8.6 million. As of March 31, 2004, our accumulated deficit was approximately $123.0 million. It is possible that we will not generate sufficient revenues from product sales and service revenues to achieve or sustain profitability. Even if we do achieve significant revenues from our product sales and service revenues, we expect that increased operating expenses will result in significant operating losses over the next several quarters, as we, among other things:

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

      We have $20 million of directors’ and officers’ liability insurance coverage. The coverage is provided in four $5 million policies issued by a primary insurance carrier and three excess insurance carriers. For claims asserted during the period from June 10, 2002 through June 10, 2003, the three excess carriers have filed arbitration complaints, contending our former management made misstatements or omissions in the applications for insurance coverage and seeking rescission of the policies. A claim in excess of our insurance coverage would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      We have $20 million of directors’ and officers’ liability insurance coverage. The coverage is provided in four $5 million policies issued by a primary insurance carrier and three excess insurance carriers. For claims asserted during the period from June 10, 2002 through June 10, 2003, the three excess carriers have filed arbitration complaints, contending our former management made misstatements or omissions in the applications for insurance coverage and seeking rescission of the policies. A claim in excess of our insurance coverage would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      During the past several years, the United States and other international markets experienced a significant economic downturn. In addition, the United States and other countries suffered significant acts of hostility, terror and war. Such acts may increase or prolong such negative economic conditions. The economic downturn may impact our ability to maintain or increase profitability by negatively affecting growth in demand for our products. There can be no certainty as to the degree or severity of the duration of this downturn. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and in other countries and geographic regions in which we conduct our business.

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

      (a) Evaluation of Disclosure Controls and Procedures. As required by Securities and Exchange Commission Rule 13a-15(b), our Chief Executive Officer and our Senior Vice President, Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures within 90 days prior to the filing date of this report. Based on their evaluation, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer have concluded that our disclosure controls and procedures are not yet effective because, until the filing of this report and the other past due reports on Form 10-Q that we are filing concurrently with this report, we have not been current in our reporting under Section 15(d) of the Securities Exchange Act of 1934. Our inability to timely file the required reports is due to, among other things, the fact that management’s time and attention have been consumed by the auditing and re-auditing of our financial statements for the years ended December 31, 2000, 2001, 2002 and 2003, and the resulting restatements, by the development and implementation of improvements to our internal controls and financial reporting processes, and by the internal and external investigations into the accounting and other matters described in our consolidated financial statements and the related Notes contained in this report in Part I, Item 1 and in our Annual Reports on Form 10-K for the years ended December 31, 2002 and 2003 and in Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Since March 2003, management has implemented and continues to implement significant changes in organization, policies and procedures designed to enhance our disclosure controls and procedures and the related internal controls. These include, among other measures: new restrictions and guidelines governing sales personnel, terms and conditions of sale and revenue recognition; new and more stringent credit approval policies; new policies governing approval, review and recording of expenditures and other legal and financial transactions; new procedures governing documentation and approval of options and warrants issued in connection with legal and financial transactions; and new internal reporting procedures. Nevertheless, during much of 2003, many of these enhancements to our disclosure controls and procedures and the related internal controls were not yet in place, or were only partially in place. For this reason, management has undertaken an extensive and substantive review and evaluation of all financial transactions that, individually or collectively, could have a material impact on the information contained in this Form 10-Q. These review procedures, in combination with the changes in internal control that have been implemented as of the date of the filing of this report, form the basis for our determination that the financial statements and other information contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the nine months ended September 30, 2002 and 2001.

      (b) Changes in Internal Controls. Except as described above in subsection (a) of this Item 4, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation of our internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      We are a party to lawsuits in the normal course of our business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We can provide no assurance that significant judgments or settlements in connection with the legal proceedings described below will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 7 to our condensed consolidated financial statements included herein and “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than as described below, we are not a party to any material legal proceedings.

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

      On December 6, 2002, Frederick Venables filed a purported derivative action against us and certain former officers and certain current and former board members in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On April 23, 2004, the parties filed a stipulation agreeing to a conditional stay of the action for 270 days, continuing the deadline to respond to the complaint until after expiration of the stay. The complaint seeks unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding our revenues and expenses in press releases and SEC filings. We intend to defend the case vigorously, but cannot assure you that it will be resolved in our favor.

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

      In December 2002, we filed a demand for arbitration before the American Arbitration Association in Minnesota against a former employee. The complaint included various claims in response to which the employee made several counterclaims. In March 2003, we were notified by the United States Department of Labor that counsel for the employee had presented a letter of complaint alleging that we and our former CEO and former CFO violated 18 U.S.C. § 1514A by improperly retaliating against the employee. In December 2003, we and the employee agreed to settle all claims on mutually acceptable terms without the admission of liability by any party for an amount that is not significant. Pursuant to the settlement, the employee withdrew his letter of complaint, and the Department of Labor has indicated that it considers the matter closed.

      In June 2003, we were awarded a favorable judgment for $351,000 in a litigation matter previously initiated by Timm Medical against a third party. Since collection is not assured, any amount recovered in connection with this judgment will be recorded in the period when it is actually paid to us.

Item 2.	Changes in Securities

      In June 2002, we issued 120,022 shares of our common stock to BioLife, an accredited investor, as partial consideration for our acquisition of its cryosurgical assets. We issued these shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that the issuance did not involve a public offering. BioLife represented to us its intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificate evidencing the shares.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Reorganization, dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger, dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

Exhibit No.		Description

2	.4(3)	Asset Purchase Agreement, dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. (the “Purchase Agreement”). Certain schedules and exhibits referenced in the Purchase Agreement have been omitted. We agree to furnish supplementally a copy of any omitted schedules or exhibits to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(6)	Amended and Restated Bylaws of the Company.
10	.1†(7)	Executive Separation Benefits Plan, approved by the Compensation Committee of the Board of Directors on July 17, 2002.
10	.2(8)	Promissory Note, dated July 15, 2002, issued by U.S. Medical Development, Inc. to the Company.
10	.3(9)	First Amended and Restated Promissory Note, dated September 30, 2002, issued by U.S. Medical Development, Inc. to the Company.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit with our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits with our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit with our Form 10-K filed on March 15, 2004.

(7)	Previously filed as an exhibit with our Form 10-K filed on December 3, 2003.

(8)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(9)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.

      (b) Reports on Form 8-K

      On August 16, 2002, we filed a Form 8-K regarding our execution of a definitive Partnership and Limited Liability Company Membership Interest Purchase Agreement (the “Purchase Agreement”), to purchase the mobile prostrate treatment businesses of U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. for aggregate consideration of approximately $11,210,000.

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

Katherine Greenberg
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 28, 2004

EXHIBIT INDEX

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Reorganization, dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger, dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement, dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. (the ‘Purchase Agreement‘). Certain schedules and exhibits referenced in the Purchase Agreement have been omitted. We agree to furnish supplementally a copy of any omitted schedules or exhibits to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(6)	Amended and Restated Bylaws of the Company.
10	.1†(7)	Executive Separation Benefits Plan, approved by the Compensation Committee of the Board of Directors on July 17, 2002.
10	.2(8)	Promissory Note, dated July 15, 2002, issued by U.S. Medical Development, Inc. to the Company.
10	.3(9)	First Amended and Restated Promissory Note, dated September 30, 2002, issued by U.S. Medical Development, Inc. to the Company.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit with our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits with our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit with our Form 10-K filed on March 15, 2004.

(7)	Previously filed as an exhibit with our Form 10-K filed on December 3, 2003.

(8)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(9)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.