Form 10-Q
period 2003-03-31
ENDOCARE INC
filed 2004-06-28
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

ENDOCARE, INC. AND SUBSIDIARIES

FORM 10-Q, QUARTER ENDED MARCH 31, 2003

EXPLANATORY NOTE: We are filing this past due quarterly report on Form 10-Q for the quarter ended March 31, 2003 concurrently with our filing of past due quarterly reports on Form 10-Q for the quarters ended September 30, 2002, June 30, 2003 and September 30, 2003. Except as otherwise noted, this quarterly report on Form 10-Q speaks as of the date of filing. Accordingly, statements in this report on Form 10-Q containing the words (i) “now,” “currently,” “present,” “to date,” and words of similar import, or (ii) “believes,” “intends,” “anticipates,” “expects,” “estimates,” “should,” “could,” “may,” “plans,” “planned,” and words of similar import, are used to refer to conditions existing on the date of filing of this quarterly report on Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

		(Restated)
Total revenues	$7,661,784	$6,640,026

Costs and expenses:
Cost of revenues	3,996,046	3,304,736
Research and development	332,813	734,575
Selling, general and administrative	9,547,856	6,407,163

Total costs and expenses	13,876,715	10,446,474

Loss from operations	(6,214,931)	(3,806,448)
Interest income	221,229	333,167
Interest expense	(4,777)	—

Loss before minority interests	(5,998,479)	(3,473,281)
Minority interests	(89,419)	—

Net loss	$(6,087,898)	$(3,473,281)

Net loss per share of common stock — basic and diluted	$(0.25)	$(0.15)
Weighted average shares of common stock outstanding	24,151,962	22,808,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,026,336	$18,177,825
Available-for-sale securities	14,119,940	22,183,160
Accounts receivable, net	4,860,398	4,604,576
Inventories	2,862,699	3,455,973
Prepaid expenses and other current assets	810,165	640,758
Assets held for sale	3,800,517	3,800,517

Total current assets	47,480,055	52,862,809
Property and equipment, net	7,925,680	8,229,288
Goodwill	17,538,224	17,538,224
Intangibles, net	12,677,971	13,013,880
Investments and other assets	1,619,608	983,754

Total assets	$87,241,538	$92,627,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,879,451	$2,932,439
Accrued compensation	3,077,304	2,816,320
Other accrued liabilities	7,780,324	7,327,703

Total current liabilities	13,737,079	13,076,462
Minority Interests	922,087	928,741
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 24,148,254 issued and outstanding	24,350	24,350
Additional paid-in capital	169,947,893	169,935,487
Accumulated deficit	(95,019,481)	(88,931,583)
Receivable from stockholder	(150,042)	(214,292)
Accumulated other comprehensive income (loss), net of tax	(25,628)	12,466
Deferred compensation	(123,089)	(132,045)
Treasury stock at cost, 201,200 shares	(2,071,631)	(2,071,631)

Total stockholders’ equity	72,582,372	78,622,752

Total liabilities and stockholders’ equity	$87,241,538	$92,627,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2003	2002

		(Restated)
Net cash used in operating activities:	$(4,142,814)	$(1,740,528)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(10,481,922)
Purchases of property and equipment	(240,874)	(582,900)
Intangibles	(61,000)	—
Sales (purchases) of available-for-sale securities	8,025,126	(10,233,803)
Other assets	(635,854)	38,617

Net cash provided by (used in) investing activities	7,087,398	(21,260,008)

Cash flows from financing activities:
Partnership distributions to minority interests	(96,073)	—
Stock options and warrants exercised	—	539,729

Net cash (used in) provided by financing activities	(96,073)	539,729

Net increase (decrease) in cash and cash equivalents	2,848,511	(22,460,807)
Cash and cash equivalents, beginning of period	18,177,825	81,886,801

Cash and cash equivalents, end of period	$21,026,336	$59,425,994

Non-cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$417,745	$84,806
Common stock issued and options assumed in the acquisition of Timm Medical	—	25,741,128
Common stock issued for patents and covenant-not-to-compete	—	1,410,039
Change in unrealized gain (loss) on available-for-sale securities	38,094	(15,313)

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

      Following the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Company has omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in the Company’s annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2002 and 2003 Annual Report on Form 10-K, filed with the SEC on December 3, 2003 and March 15, 2004, respectively.

      Additionally, the condensed consolidated financial statements for the quarter ended March 31, 2002 contained in this report reflect various restatement adjustments made as a result of a review by management of historical financial statements previously filed with the SEC, including the report filed for that period. For a further description of the nature and status of these adjustments see Note 6 below, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on December 3, 2003.

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

      The Company’s operating results for the first quarter of 2003 reflect sales and gross profits, as well as operating expenses associated with certain non-core product lines divested later in 2003. While these divestitures have allowed the Company to better concentrate on its core businesses, they have also eliminated some sources of revenue and gross profit for the Company. In addition, while the Company lowered certain operating costs in 2003 by consolidating functions that were formerly performed by its subsidiaries into the Irvine, California headquarters, the Company has also incurred significant one-time charges associated with ongoing investigations related to its historical accounting and financial reporting. These costs have amounted to approximately $20.2 million from the fourth quarter of 2002 through the first quarter of 2004 (including executive severance charges of $3.2 million in the third quarter of 2003). Of these costs, $1.0 million were incurred in the first quarter of 2003. In addition to charges for executive severance payments, these non-recurring expenses have included legal fees and settlements, audit fees and accounting support fees.

      Since inception, the Company has incurred losses from operations and has reported negative cash flows. As of March 31, 2003, the Company had an accumulated deficit of $95.0 million and cash and available-for-sale securities of $35.1 million. Commencing in the fourth quarter of 2002, the Company has incurred, and continues to incur, significant additional costs in connection with internal and regulatory investigations into its

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical accounting and financial reporting and has continued to incur operating losses. The Company also faces potentially large costs related to directors’ and officers’ liability insurance, delinquent state and local tax obligations, as well as additional expenditures needed to bring the Company into compliance with SEC rules and regulations, including with Section 404 of the Sarbanes-Oxley Act of 2002, and efforts to regain listing on a national exchange or market.

      There may also be material cash payments required in connection with resolving a class action and a derivative law suit (see Note 9). The Company may be required to pay judgments or settlements and to incur expenses in defending against these claims that could exceed the Company’s directors’ and officers’ liability insurance coverage. Regulators may fine the Company when the investigations are complete.

      The Company has continued to experience growth in probe and procedure revenues during the remainder of 2003 and into the first quarter of 2004. Costs and expenses have also grown through this period. Management plans continued investment in sales and marketing to increase market penetration and in research and development to improve existing products and develop new ones. The Company will continue to use cash reserves to finance its cash flow deficit. If the Company is unable to generate cash flows from operations, it may need to raise additional capital to fund operations through the sale of equity securities to public or private investors, debt or the sale or licensing of its assets. Additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced.

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has adopted the disclosure provisions required by Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation — Translation and Disclosure. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net loss, as reported(a)	$(6,087,898)	$(3,473,281)
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards(b)	6,194	3,307
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense	(1,474,857)	(744,207)

Net adjustment	(1,468,663)	(740,900)

Net loss, as adjusted	$(7,556,561)	$(4,214,181)

Basic and diluted loss per share:
As reported	$(0.25)	$(.15)

As adjusted	$(0.31)	$(.18)

(a)	The Company issues stock options and warrants to consultants for services performed. Compensation expense for the fair value of these instruments is determined by the Black-Scholes option-pricing model and is charged to operations over the service period or as the performance goals are achieved. Such expense is included in net loss as reported.

(b)	Since the Company issues options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense is recorded for options issued to employees, except for compensation expense equal to the intrinsic value of unvested options assumed in the Company’s acquisition of Timm Medical and amortized over the remaining vesting period.

4.	Available-for-Sale Securities

      The Company invested its idle cash in a diversified portfolio of marketable debt securities, which consisted of corporate bonds, government agencies securities and commercial paper. These securities were classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fair values were based on quoted prices in active markets. Unrealized gains or losses, net of applicable income taxes, were recorded as a component of accumulated other comprehensive income in stockholders’ equity. These securities had fair values which approximated their carrying values and had contractual maturities from less than 1 year to over 10 years. During the second quarter of 2003, the investment portfolio was liquidated, resulting in an insignificant gain.

5.	Goodwill and Intangible Assets

      The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill and identifiable intangible assets. The Company had no reported goodwill prior to January 1, 2002. The Company does not amortize goodwill, which is consistent with the provisions of SFAS No. 142, Goodwill and other Intangible Assets, but goodwill is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, the Company uses a discounted cash flow methodology to assess the fair values of its reporting units. Impairment is measured by comparing the goodwill

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. During the fourth quarter of 2002, the Company recorded an impairment charge of $18 million to reduce the carrying value of goodwill acquired in the Timm Medical acquisition resulting from the termination or abandonment of three of the acquired distribution agreements for urological products following the acquisition. No goodwill impairment indicators existed for the three months ended March 31, 2003 and, as a result, interim impairment testing was not required.

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

6.	Restatement of Financial Statements

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues

      The Company discovered that its revenues had been overstated relating to the sale of Cryocare Surgical System units and cryoprobes because certain sales did not meet all revenue recognition criteria required under Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company restated previously recognized revenues related to certain Cryocare Surgical Systems and cryoprobes transactions by $1,133,000 for the quarter ended March 31, 2002. These adjustments primarily relate to the following:

a. Revenues previously recorded in the period in which certain Cryocare Surgical Systems were shipped to a company-controlled facility. These revenues were restated to record such revenues in the period the customer actually took possession.

b. Concessions provided to certain customers purchasing Cryocare Surgical Systems that were not accounted for in the period the revenues were recorded. Restated revenues include recording concessions for interest buy-downs in the period the Cryocare Surgical Systems were sold.

c. Revenues previously recorded for certain Cryocare Surgical Systems sales where the customers’ commitment or ability to pay was contingent upon the customer’s arranging financing, the sale to a newly formed partnership, or the re-sale by a distributor to a third-party. Restated revenues reflect the recording of Cryocare Surgical Systems sales in the period the contingency was removed or payment received.

d. The sale of a Cryocare Surgical System to a customer where the Company failed to record a customer trade-in of a competitor’s equipment at the appropriate value and in the proper period. Restated revenues and property and equipment reflect the customer trade-in at the lower fair-value of the equipment received in the period of the exchange.

e. Receipt of certain licensing fees and milestone payments where these licensing fees were recorded as revenue in the period received, and payments for volume discounts determined on a retrospective basis where these payments were recorded as cost of sales when paid. Licensing fees and milestone payments are recorded net of volume discounts as restated revenues in the period they were earned.

Cost of Revenues

      The Company made certain adjustments to increase cost of revenues, which totaled $544,000 for the first quarter of 2002. These adjustments primarily relate to the following:

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

Selling, General and Administrative Expenses and Research and Development Costs

      The Company made certain adjustments to increase selling, general and administrative expenses (S,G&A), which totaled $2,193,000 for the first quarter of 2002 and to reduce research and development costs by $213,000 in the first quarter of 2002. These adjustments primarily relate to the following:

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

c. Incorrect recording of: (1) expenses associated with stock options and warrants issued as compensation to consultants; and (2) the assets and related amortization where warrants were issued to acquire certain patents. Adjustments were recorded to expense the fair value of consultant stock options and warrants in the period services were provided, and capitalize and amortize the fair value of warrants issued to acquire patents.

d. Forgiveness of an interest-bearing loan made to a Company executive (see Note 10) for the purchase of Company common stock. Adjustments were recorded to write-off the principal and interest over a 4-year period as compensation expense.

e. Reclassification from research and development to S,G&A of certain expenses related to collection of clinical data for marketing purposes, consulting and patent litigation. (see Cost of Revenues, paragraph c. above).

f. Absence of substantiation for the existence and/or carrying values of certain property and equipment.

Other Income and Loss

      The Company made certain adjustments to increase other income, net, which totaled $17,000 for the first quarter of 2002. These adjustments primarily relate to the following:

a. Incorrect recording of interest income related to a forgivable loan to a Company executive (see S,G&A paragraph d. above).

b. Improper recording of unrealized gains on investments.

      The consolidated financial statements for the three months ended March 31, 2002, and notes thereto, have been restated to include the items described above.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations

	As Previously
	Reported Three	Restated Three
	Months Ended	Months Ended
	March 31, 2002	March 31, 2002

Revenues	$7,773,064	$6,640,026
Cost of revenues	2,760,755	3,304,736
Research and development	947,867	734,575
Selling, general and administrative	4,214,632	6,407,163

Total costs and expenses	7,923,254	10,446,474

Loss from operations	(150,190)	(3,806,448)
Interest income	316,163	333,167

Net income (loss)	165,973	(3,473,281)

Net income (loss) per share of common stock — basic and diluted	$.01	$(.15)

Weighted average shares of common stock outstanding
Basic	22,163,000	22,808,000
Diluted	23,032,000	22,808,000

7.	Acquisitions

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

      Subsequent to the acquisition date, the Company decided to divest certain non-core product lines, including the Dura II penile implants line sold in April 2003, and the urinary incontinence and urodynamics lines sold in October 2003 (See Note 8).

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In late 2003 and early 2004, the Company initiated the dissolution of five of the 13 partnerships acquired from USMD, two of which were engaged in BPH treatment and three of which were engaged in cryosurgical procedures for prostate cancer (see Note 8).

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

Pro Forma Results of Operations

      The following table presents pro forma results of operations for the three months ended March 31, 2002, assuming the Timm Medical and Mobile Prostate Treatment Business acquisitions occurred as of January 1, 2002:

Revenues	$8,464,528

Net loss	$(5,276,978)

Net loss per share basic and diluted	$(.23)

Weighted average shares outstanding	23,038,870

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Purchases

      The Company has acquired intangible assets from time to time, including patents and intellectual property as follows:

      On May 28, 2002, pursuant to an asset purchase agreement, the Company agreed to acquire the cryosurgical assets of Cryomedical Sciences, Inc., now known as BioLife Solutions, Inc. (“BioLife”), consisting primarily of a portfolio of patents, for $2,200,000 in cash and 120,022 shares of the Company’s common stock valued at $1,847,000. This transaction was accounted for under the purchase method of accounting. The total purchase consideration of $4,119,000 (including $72,000 in acquisition-related costs) was allocated to the patents since other assets acquired had de minimis value. Pursuant to a Registration Rights Agreement, the Company was required to file a registration statement with the SEC to register the shares issued to BioLife. In November 2002, BioLife filed suit against the Company for failing to register the shares in a timely manner, seeking damages for breach of contract (see Note 9).

      In February 2002, the Company entered into an asset purchase agreement with a cryosurgeon inventor of certain technologies related to the Company’s business to acquire certain patents and a covenant-not-to-compete for 100,000 shares of the Company’s common stock valued at $1,410,000. Of this amount, $1,058,000 (75,000 shares) was allocated to the patent and is amortized over 15 years and the remaining $352,000 (25,000 shares) was allocated to the covenant-not-to-compete and is amortized over five years. The agreement also requires the seller to provide certain consulting services over 15 years for the consideration received. No consideration was allocated to the consulting agreement since the value of such services could not be accurately determined. In January 2003, the Company extended a $344,000 loan to the seller to finance tax payments related to the gain on the sale (see Note 10).

8.	Dispositions and Restructuring Activities

      In 2003, the Company refocused its strategy on its core technological competence and primary market emphasis in the area of minimally invasive technologies for tissue and cancer ablation. Part of this strategy entailed divestiture of certain product lines unrelated to the Company’s core businesses. The Company also undertook a review of its strategic plans and operational infrastructure in order to maximize efficiency and promote optimal use of resources. In addition to the divestiture of a Florida billing and contracting subsidiary in December 2002, which reduced headcount by 12 employees, the Company downsized Timm Medical’s Eden Prairie, Minnesota, operations in June 2003, consolidating many administrative functions at its Irvine, California, headquarters and reducing headcount by 26 employees. The Company’s Board of Directors also approved the divestiture of certain non-core product lines and assets in the first quarter of 2003, including the sale of the Dura II penile implants, the cardiac-related product manufacturing operations and license of related technology, and the urinary incontinence and urodynamics product lines. These related assets were classified as “held for sale” at March 31, 2003. The corresponding balances at December 31, 2002 have also been reclassified as “held for sale” for comparative presentation.

      Assets held for sale relating to the divested product lines at December 31, 2002 and March 31, 2003 include the following:

Inventory	$1,036,000
Property and equipment, net	15,000
Intangibles, net (developed technology)	2,749,000

$3,801,000

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mobile Prostate Treatment Businesses

      In late 2003 and early 2004, the Company initiated the dissolution of five of the 13 partnerships acquired from USMD, two of which were engaged in BPH treatment and three of which were engaged in cryosurgical procedures for prostate cancer. The BPH partnerships discontinued operations beginning in the first quarter of 2003 due to significant reduction in payor reimbursements and the Company’s desire to exit the non-core BPH business. The Company elected to terminate the cryosurgical partnerships due to decisions by certain of the limited partner physicians to withdraw from these partnerships. After the dissolution, the Cryocare Surgical Systems held by these partnerships were redeployed to other markets as placement units. The assets held by the BPH partnerships will be liquidated.

9.	Commitments And Contingencies

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004. On February 13, 2004, Craig T. Davenport (Chairman and Chief Executive Officer), William J. Nydam (President and Chief Operating Officer) and Katherine Greenberg (Chief Financial Officer) were added as Eligible Employees as defined in the Separation Plan.

Legal Matters

      The Company is a party to lawsuits in the normal course of its business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company can provide no assurance that significant judgments or settlements in connection with the legal proceedings described below will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. (See “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1 — Legal Proceedings,”) Other than as described below, the Company is not a party to any material legal proceedings.

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2002, the Company filed a demand for arbitration before the American Arbitration Association in Minnesota against a former employee. The complaint included various claims in response to which the employee made several counterclaims. In March 2003, the Company was notified by the United States Department of Labor that counsel for the employee had presented a letter of complaint alleging that the Company, its former CEO and former CFO violated 18 U.S.C.§1514A by improperly retaliating against the employee. In December 2003, the Company and the employee agreed to settle all claims on mutually acceptable terms without the admission of liability by any party for an amount that is not significant. Pursuant to the settlement, the employee withdrew his letter of complaint, and the Department of Labor has indicated that it considers the matter closed.

      In June 2003, the Company was awarded a favorable judgment for $351,000 in a litigation matter previously initiated by Timm Medical against a third party. Since collection is not assured, any amount recovered in connection with this judgment will be recorded in the period when it is actually paid to the Company.

10.	Related Party Transactions

Loans to Officers

      In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 common shares at fair value to the Company’s then-Senior Vice President, Sales and Marketing. The four-year note bore interest at 5.99% per annum, payable annually, and was recorded as a reduction in stockholders’ equity. The Company agreed to forgive the principal on the note ratably over four years subject to performance of certain objectives that were to be mutually agreed upon by the borrower and the Company and subject to the borrower remaining an employee of the Company. The outstanding principal balance at March 31, 2003 and December 31, 2002 totaled $150,042 and $214,292, respectively. The Company forgave $64,250 for the three months ended March 31, 2003 and 2002, which was recorded as compensation expense (included in selling, general and administrative expense). As of September 30, 2003, the full value of the note had been written off.

      In January 2003, the Company extended a $344,000 non-recourse loan to an individual who is a shareholder and consultant. The Company previously entered into an asset purchase agreement with the shareholder in February 2002 to acquire certain patents and a covenant-not-to-compete. The Company extended the loan to the shareholder to assist with the payment of federal income taxes arising from the 2002

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase transaction. The loan is secured by the shares issued, bears interest at 1.8% and is due at the earlier of January 2005 or 30 days after the borrower ceases to be a consultant to the Company (see Note 7).

11.	Capital Stock and Earnings Per Share

      Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding during the respective periods presented. Since the Company reported a net loss for the quarters ending March 31, 2003 and 2002, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

	Three Months Ended March 31,

	2003	2002

Net loss	$(6,087,898)	$(3,473,281)
Basic and diluted loss per common share	$(0.25)	$(0.15)
Basic weighted average shares	24,151,962	22,808,000
Dilutive effect of outstanding stock options and warrants	—	—

Dilutive weighted average shares	24,151,962	22,808,000

12.	Income Taxes

      The Company reported no income tax expense for each of the quarters ended March 31, 2003 and 2002 due to its operating losses. The continuing operating losses resulted in an increase in the valuation allowance of $2,435,000 and $1,389,000 during the quarters ended March 31, 2003 and 2002, respectively. Due to the Company’s history of operating losses, management cannot conclude that it is more likely than not that the Company’s deferred tax assets will be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the Company’s deferred tax assets as of March 31, 2003 and 2002.

13.	Subsequent Events

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

      We have incurred significant operating losses and negative cash flows from operations in each full fiscal year since January 1, 1996. We incurred a net loss of approximately $6.1 million for the quarter ended March 31, 2003 and a loss of $42.0 million for the year ended December 31, 2002. As of March 31, 2003, we had an accumulated deficit of $95.0 million. We expect to incur additional losses as we expand our sales and marketing efforts, strengthen our infrastructure, improve our financial reporting processes and controls and continue to develop new products.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Major factors contributing to the fluctuation of our operating results in the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002, included the acquisitions of two significant businesses: Timm Medical, purchased on February 21, 2002 and the mobile prostate treatment businesses previously owned by USMD purchased on September 30, 2002. Each of these acquisitions brought with them additional sales as well as additional costs.

      Another factor affecting our results included a decision by our new management to concentrate our marketing efforts in areas related to our core technologies — cryoablation of tumors and vacuum therapy for treatment of erectile dysfunction. This decision resulted in the winding down of research and development activities associated with the Horizon Prostatic Stent and the SurgiFrost product line. Additionally, we embarked on a strategy aimed at divesting several non-core product lines. These divestitures occurred during the remainder of 2003 and included sales of assets and licensing of the intellectual property and manufacturing rights associated with the SurgiFrost product used in the treatment of cardiac arrhythmia as well as the Dura II penile prosthesis and the urinary incontinence products acquired in the Timm Medical purchase.

      Finally, results in the first quarter of 2003 were impacted by the commencement of internal and regulatory investigations into our historical accounting and financial reporting and the resulting distraction of both management and sales personnel. In addition, negative publicity associated with these investigations, the fall in our stock price and the delisting of our stock from Nasdaq on January 16, 2003, all contributed to uncertainty among our customers regarding the viability of our business. Also as a result of these investigations, we began to incur significant legal and other costs related to addressing matters stemming from the investigations, including the need to appoint new independent auditors and a new President and Chief Financial Officer.

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

      In addition to our cryosurgery products, we sell other urological products acquired when we purchased Timm Medical, a urological device manufacturer, in February 2002. We continue to sell our ErecAid vacuum therapy systems and RigiScan monitors, although in 2003 we either divested or discontinued the remaining product lines acquired in the Timm Medical purchase. Sales of subsequently divested or discontinued product lines acquired in the Timm Medical purchase totaled $891,000 and $490,000 for the first three months of 2003 and 2002, respectively.

      A portion of our revenues also comes from sales of the SurgiFrost cryosurgical line which we developed for treatment of cardiac arrhythmia. In 2002 and through the first quarter of 2003, we sold these products to CryoCath under the terms of a distribution agreement. In April 2003, we licensed to CryoCath the manufacturing and intellectual property rights to these products and sold them the related assets. Beginning with the first quarter of 2004, we are entitled to royalty income based on CryoCath’s sales of these products. Sales to CryoCath totaled $80,000 and $248,000 for the first three months of 2003 and 2002, respectively.

      Revenues for the three months ended March 31, 2003 increased 15.4% to $7,662,000 compared to $6,640,000 for the three months ended March 31, 2002. While revenues increased overall, there was a significant shift in the mix of cryosurgical and Timm Medical products between the first quarter of 2002 and the first quarter of 2003. The first quarter of 2003 included a full three months’ of revenues, or $3,511,000, from our Timm Medical subsidiary compared to approximately one month of Timm Medical revenues, or $1,789,000, recorded for the post-acquisition period between February 21, 2002 and March 31, 2002.

      Another change in product mix resulted from the fact that there were significantly fewer sales of Cryocare Surgical Systems in the first quarter of 2003 compared to the earlier quarter. We sold nine Cryocare Surgical Systems in the first three months of 2002 compared to two smaller international units in the first quarter of 2003 which accounted for a $1,524,000 reduction in revenues.

      Sales of Cryocare Surgical Systems slowed dramatically in late 2002 following commencement of internal and regulatory investigations into our historical accounting and financial reporting. As discussed above, negative publicity and poor stock performance resulting from these investigations affected both our sales staff and our customers. Concerns regarding our viability created reluctance on the part of most customers to make new capital investments in our products. In addition to the external factors affecting sales of Cryocare Surgical Systems, new management made the decision in March 2003 to shift our strategy from growing cryosurgical sales through sales of capital equipment to a focus on growing the number of cryosurgical procedures performed.

      Notwithstanding this slow-down in sales of capital equipment, the number of cryosurgical procedures performed, and related sales of disposable products used in these procedures, grew in the first three months of 2003 compared to the same period in 2002. Procedures jumped from an estimated 418 in the first quarter of 2002 to an estimated 717 in the first quarter of 2003, while the related revenues increased from $2,937,000 in the earlier quarter to $3,308,000 in the first quarter of 2003.

      Sales in each of the first quarters of 2003 and 2002 included approximately $971,000 and $738,000, respectively, for Timm Medical and SurgiFrost products subsequently divested. (See Note 8 to our condensed consolidated financial statements included in this report).

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

      Cost of revenues for the three months ended March 31, 2003 increased 20.9% to $3,996,000 compared to $3,305,000 for the three months ended March 31, 2002. Cost of revenues related to products acquired in the purchase of Timm Medical increased by approximately $814,000 in the quarter ended March 31, 2003 compared to the prior year quarter which included only one month of Timm Medical sales. In addition, higher sales of cryoprobes and procedure fees increased cost of revenues by approximately $221,000 for the quarter ended March 31, 2003 compared to the same period in the prior year. Part of this quarter-over-quarter increase in cost of revenues was that the number of cryosurgical procedures performed where we billed the hospitals and paid a third party to service the cases grew as a percentage of our business in 2003.

      Additionally, due to the fact that we had increased the number of Cryocare Surgical Systems loaned to our customers under our placement program, we recorded higher depreciation costs related to systems located in the field. The number of placement Cryocare Surgical Systems grew from 47 at year-end 2001 to 117 at year-end 2002.

      Furthermore, due both to the addition of a significant number of Cryocare Surgical Systems in our placement program as well as the large number of systems manufactured for sale in 2002, production levels of systems were much higher in 2002 than in 2003. During 2002, we manufactured and sold 21 Cryocare Surgical Systems and placed an additional 70 systems with our customers. In addition, we manufactured and shipped an additional 16 systems for which we could not recognize revenue in 2002. In contrast, during all of 2003, we added only three systems to our placement program. In the first quarter of 2003, we sold only two systems. In 2002, when production levels were high, we were able to absorb our manufacturing overhead costs into inventory. In 2003, when production slowed dramatically, costs related to excess production capacity were expensed as cost of revenues.

      Offsetting these increases in cost of sales was a reduction in cost of revenues related to sales of fewer Cryocare Surgical Systems in the 2003 quarter. In addition to the fact that we sold fewer systems in the first quarter of 2003 compared to the first quarter of 2002, we included in cost of revenues for the earlier period the manufacturing cost of four Cryocare Surgical Systems of approximately $160,000, which were shipped during the period but for which we could not recognize revenue. Since we no longer had possession of or title to the equipment, we determined that it was appropriate to record the cost related to these Cryocare Surgical Systems in the period when they were shipped. Cost of revenues related to system sales declined from approximately $353,000 in the three months ended March 31, 2002 to $91,000 during the same period in 2003.

      Gross Margins. Gross margins on revenues decreased to 47.8% for the three months ended March 31, 2003 compared to 50.2% for the three months ended March 31, 2002. The reduction in our gross margins was due to the under-absorption of manufacturing overhead related to the lack of production of our Cryocare Surgical Systems in the 2003 quarter as well as higher depreciation on an increased number of Cryocare Surgical Systems placed with our customers. An additional factor affecting our margins was the increase in the percentage of cryosurgical cases serviced by third parties in the first quarter of 2003 compared to the first quarter of 2002.

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

      Research and development expenses for the three months ended March 31, 2003 decreased 54.7% to $333,000 compared to $735,000 for the three months ended March 31, 2002. The decrease was primarily attributable to a reduction in costs associated with the development of our stent products for the treatment of BPH and in costs related to development of the SurgiFrost product for the cardiac market. During 2003, in view of the significant investment needed to bring the Horizon Prostatic Stent to market and the fact that it did not fit well with our strategic focus on cancer treatment, we decided to abandon further efforts to obtain Food and Drug Administration (FDA) approval of this product as well as our ThermaStent. We are currently looking for a buyer for the patent and product portfolio related to our stent products. We sold the SurgiFrost product line to CryoCath in April 2003.

      As a percentage of revenues, research and development expenses decreased from 11.1% in the first quarter of 2002 to 4.3% during the three months ended March 31, 2003, due to the combination of decreased spending and increased revenues.

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

      Selling, general and administrative expenses for the three months ended March 31, 2003 increased 49.0% to $9,548,000 compared to $6,407,000 for the three months ended March 31, 2002. Costs grew primarily due to significant additions in field sales, service, and administrative personnel following our 2002 acquisitions of Timm Medical and the mobile prostate treatment businesses of USMD. Salaries as well as costs related to travel and training of these new employees contributed to the increase in expenses.

      Other selling, general and administrative costs, such as advertising and marketing, insurance, legal, taxes, rent and utilities also increased due to our acquisition of these businesses. The increase in selling, general and administrative expenses attributable to acquisitions was approximately $1,914,000 during the quarter ended March 31, 2003 over the prior year quarter.

      Also included in selling, general and administrative expenses in the first quarter of 2003 were approximately $969,000 in legal, audit and accounting support fees related to the ongoing internal and regulatory investigations of the Company’s historical accounting and financial reporting discussed elsewhere in this report.

      As a percentage of revenues, selling, general and administrative expenses were 124.6% and 96.5% for the first quarters of 2003 and 2002, respectively.

      Interest Income, Net. Interest income, net for the three months ended March 31, 2003 was $216,000 compared to $333,000 for the three months ended March 31, 2002. The drop in net interest income in 2003 compared to 2002 resulted from declining cash balances throughout 2003 combined with lower interest rates.

      Minority Interests. Minority interests represent earnings attributable to minority investors in the mobile prostate treatment businesses we acquired from USMD on September 30, 2002. The amount recorded for minority interests was $89,000 for the three months ended March 31, 2003.

      Net Loss. Net loss for the three months ended March 31, 2003 was $6,088,000 or $0.25 per diluted share on 24,151,962 weighted average shares outstanding, compared to a net loss of $3,473,000, or $0.15 per share on 22,808,000 weighted average shares outstanding for the same period in 2002. The loss for the three months ended March 31, 2003 as compared to net loss for the same period in 2002 increased primarily as a result of lower gross margins as a percentage of revenues and higher selling, general and administrative expenses. These increases were partially offset by reductions in research and development costs.

Liquidity and Capital Resources

      Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2003, we had an accumulated deficit of $95.0 million and cash, cash equivalents and available-for-sale securities of $35.1 million. We currently have no long-term debt, and no long-term financial obligations other than under operating leases and purchase commitments for raw material used in manufacturing our products. Although we believe that our existing cash and marketable securities will be sufficient to fund our working capital requirements, capital expenditures and other obligations through 2004, there are certain risks and uncertainties that could, in the future, change our opinion regarding the adequacy of our capital.

      After March 31, 2003, our cash reserves continued to decline. From April 2003 through March 31, 2004, our cash was principally used to fund a total of $36.6 million in operating losses, excluding a $8.6 million net gain on divestitures and including $13.7 million in non-recurring legal and accounting costs associated with the ongoing investigations into our historical accounting and financial reporting. In addition, we made $3.6 million in executive severance payments, of which $1.5 million were in cash, related primarily to our former Chief Executive Officer and Chief Financial Officer. (See Note 9 to our condensed consolidated financial statements included in this report.) These expenses were partially offset by $10 million in proceeds from the sale of our cardiac-related products and manufacturing operations to CryoCath and $2 million in proceeds from the sale of our Dura II line.

      In addition to the payments described in the prior paragraph, in February 2004 we paid approximately $1.5 million in directors’ and officers’ liability insurance premiums, and we paid approximately $1.9 million to BioLife to settle litigation, as described above in Note 9 to our condensed consolidated financial statements. During the first quarter of 2004 we incurred approximately $3.3 million in non-recurring legal and accounting fees associated with the ongoing investigations into possible irregularities in our accounting and financial reporting in earlier periods.

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

      Beyond the factors described above, we expect to face significant demands on our capital resources related to the execution of our 2004 operating plan, regaining compliance with the SEC rules and regulations required of publicly traded companies, including Section 404 of the Sarbanes-Oxley Act of 2002, and fulfilling requirements prerequisite to becoming re-listed on a national stock exchange or market. We incurred total net losses of $25.4 million in 2003 and are currently projecting an operating loss for fiscal 2004, as well as a net use of cash.

      We will continue to use cash reserves to finance our projected 2004 cash flow deficit. Our 2004 forecast provides for an increase in revenues and improvement in gross profit as well as a reduction in general and administrative expenses. The reduction in general and administrative costs is due partly to the winding down of certain activities related to various investigations of accounting and financial reporting matters and reductions in both staffing and marketing programs. In addition, we have trimmed general and administrative costs through the elimination of redundant functions at our subsidiaries and centralizing them at our Irvine, California headquarters, and plan to continue cost reduction programs aimed at improving our financial health.

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

      We have made significant changes in our internal controls, accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures throughout 2003 and the first quarter of 2004. While we believe that our newly implemented controls, policies and procedures will help to prevent the occurrence of financial reporting problems in the future, it is possible that we may discover additional instances of historical breakdowns in our internal controls, policies and procedures of the types that led to restatements of our financial statements for the years 2000 and 2001 and for the first two quarters of 2002. In the event such breakdowns are discovered they could impact both historical financial statements and future reported results.

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

      We had no reported goodwill prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets,” goodwill can no longer be amortized against earnings. Goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist. The test for impairment requires us to first compare the fair value of the net assets of each reporting unit to their carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we next calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. In the fourth quarter of 2002, we recorded goodwill impairment related to our Timm Medical acquisition and an impairment of our investment in U.S. Medical Development, Inc. Significant estimates, including assumptions regarding future events and circumstances that cannot be easily predicted are required to perform an analysis of the value of goodwill. These estimates and assumptions may differ materially from actual outcomes and occurrences. Furthermore, no assurance can be given that we will not have further impairment charges related to Timm Medical or other acquisitions.

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

      Since March 2003, management has implemented and continues to implement significant changes in organization, policies and procedures designed to enhance our disclosure controls and procedures and the related internal controls. These include, among other measures: new restrictions and guidelines governing sales personnel, terms and conditions of sale and revenue recognition; new and more stringent credit approval policies; new policies governing approval, review and recording of expenditures and other legal and financial transactions; new procedures governing documentation and approval of options and warrants issued in connection with legal and financial transactions; and new internal reporting procedures. Nevertheless, during much of 2003, many of these enhancements to our disclosure controls and procedures and the related internal controls were not yet in place, or were only partially in place. For this reason, management has undertaken an extensive and substantive review and evaluation of all financial transactions that, individually or collectively, could have a material impact on the information contained in this Form 10-Q. These review procedures, in combination with the changes in internal control that have been implemented as of the date of the filing of this report, form the basis for our determination that the financial statements and other information contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the three months ended March 31, 2003 and 2002.

      (b) Changes in Internal Controls. Except as described above in subsection (a) of this Item 4, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation of our internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      We are a party to lawsuits in the normal course of our business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We can provide no assurance that significant judgments or settlements in connection with the legal proceedings described below will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 9 to the condensed consolidated financial statements included herein and “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than as described below, we are not a party to any material legal proceedings.

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

      In December 2002, we filed a demand for arbitration before the American Arbitration Association in Minnesota against a former employee. The complaint included various claims in response to which the employee made several counterclaims. In March 2003, we were notified by the United States Department of Labor that counsel for the employee had presented a letter of complaint alleging that we and our former CEO and former CFO violated 18 U.S.C.§1514A by improperly retaliating against the employee. In December 2003, we and the employee agreed to settle all claims on mutually acceptable terms without the admission of liability by any party for an amount that is not significant. Pursuant to the settlement, the employee withdrew his letter of complaint, and the Department of Labor has indicated that it considers the matter closed.

      In June 2003, we were awarded a favorable judgment for $351,000 in a litigation matter previously initiated by Timm Medical against a third party. Since collection is not assured, any amount recovered in connection with this judgment will be recorded in the period when it is actually paid to us.

Item 2.	Changes in Securities

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(6)	Amended and Restated Bylaws of the Company.
10	.1†(7)	Employment Agreement, dated as of March 3, 2003, by and between the Company and William J. Nydam.

Exhibit No.		Description

10	.2†(7)	Employment Agreement, dated as of March 25, 2003, by and between the Company and Katherine Greenberg.
10	.3†(6)	Employment Agreement, dated as of March 25, 2003, by and between the Company and Kevin Quilty.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit with our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits with our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit with our Form 10-K filed on March 15, 2004.

(7)	Previously filed as an exhibit with our Form 8-K filed on March 27, 2003.

      (b) Reports on Form 8-K

      We filed a Form 8-K under Item 5 on January 16, 2003 to report that we had been notified by The Nasdaq Stock Market, Inc. that our common stock would be delisted from The Nasdaq Stock Market.

      We filed a Form 8-K under Item 4 on March 14, 2003 to report the dismissal of KPMG LLP as our independent auditor. We subsequently filed amendments to this Form 8-K on May 1, 2003 and on May 16, 2003.

      We filed a Form 8-K under Item 5 on March 27, 2003 to report the appointment of William J. Nydam as our President and Chief Operating Officer and the appointment of Katherine Greenberg as our Chief Financial Officer, as well as to report that Paul Mikus had vacated the title of Chief Executive Officer.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: June 28, 2004

ENDOCARE, INC.

By:	/s/ CRAIG T. DAVENPORT

Craig T. Davenport
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

By:	/s/ KATHERINE GREENBERG

Katherine Greenberg
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(6)	Amended and Restated Bylaws of the Company.
10	.1†(7)	Employment Agreement, dated as of March 3, 2003, by and between the Company and William J. Nydam.
10	.2†(7)	Employment Agreement, dated as of March 25, 2003, by and between the Company and Katherine Greenberg.
10	.3†(6)	Employment Agreement, dated as of March 25, 2003, by and between the Company and Kevin Quilty.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit with our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits with our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit with our Form 10-K filed on March 15, 2004.

(7)	Previously filed as an exhibit with our Form 8-K filed on March 27, 2003.