Form 10-Q
period 2003-06-30
ENDOCARE INC
filed 2004-06-28
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-27212

Endocare, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0618093
(State of incorporation)	(IRS Employer Identification No.)

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

ENDOCARE, INC. AND SUBSIDIARIES

FORM 10-Q, QUARTER ENDED JUNE 30, 2003

      EXPLANATORY NOTE: We are filing this past due quarterly report on Form 10-Q for the quarter ended June 30, 2003 concurrently with our filing of past due quarterly reports on Form 10-Q for the quarters ended September 30, 2002, March 31, 2003 and September 30, 2003. Except as otherwise noted, this quarterly report on Form 10-Q speaks as of the date of filing. Accordingly, statements in this report on Form 10-Q containing the words (i) “now,” “currently,” “present,” “to date,” and words of similar import, or (ii) “believes,” “intends,” “anticipates,” “expects,” “estimates,” “should,” “could,” “may,” “plans,” “planned,” and words of similar import, are used to refer to conditions existing on the date of filing of this quarterly report on Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(Restated)		(Restated)
Total revenues	$7,490,367	$8,785,887	$15,152,151	$15,425,913

Costs and expenses:
Cost of revenues	3,469,503	4,188,170	7,465,548	7,492,906
Research and development	365,437	827,279	698,250	1,561,854
Selling, general and administrative	11,979,009	9,259,520	21,526,866	15,666,683

Total costs and expenses	15,813,949	14,274,969	29,690,664	24,721,443

Loss from operations	(8,323,582)	(5,489,082)	(14,538,513)	(9,295,530)
Gain on divestitures, net	9,944,424	—	9,944,424	—
Interest income	218,096	284,030	439,325	617,197
Interest expense	(22,521)	—	(27,298)	—

Income (loss) before minority interests	1,816,417	(5,205,052)	(4,182,062)	(8,678,333)
Minority interests	(154,965)	—	(244,384)	—

Net income (loss)	$1,661,452	$(5,205,052)	$(4,426,446)	$(8,678,333)

Net income (loss) per share of common stock:
Basic	$.07	$(.22)	$(.18)	$(.37)
Diluted	.07	(.22)	(.18)	(.37)
Weighted average shares of common stock outstanding:
Basic	24,155,740	24,000,000	24,153,862	23,404,000
Diluted	25,287,911	24,000,000	24,153,862	23,404,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,521,310	$18,177,825
Available-for-sale securities	—	22,183,160
Accounts receivable, net	4,988,664	4,604,576
Inventories	3,067,852	3,455,973
Prepaid expenses and other current assets	5,620,892	640,758
Assets held for sale	1,343,692	3,800,517

Total current assets	52,542,410	52,862,809
Property and equipment, net	7,474,890	8,229,288
Goodwill	17,538,224	17,538,224
Intangibles, net	12,366,097	13,013,880
Investments and other assets	2,243,621	983,754

Total assets	$92,165,242	$92,627,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,972,200	$2,932,439
Accrued compensation	3,522,760	2,816,320
Other accrued liabilities	9,223,911	7,327,703

Total current liabilities	16,718,871	13,076,462
Minority interests	950,923	928,741
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 24,163,254 and 24,148,254 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	24,365	24,350
Additional paid-in capital	170,087,578	169,935,487
Accumulated deficit	(93,358,029)	(88,931,583)
Receivable from stockholder	(85,792)	(214,292)
Accumulated other comprehensive income, net of tax	—	12,466
Deferred compensation	(101,043)	(132,045)
Treasury stock at cost, 201,200 shares	(2,071,631)	(2,071,631)

Total stockholders’ equity	74,495,448	78,622,752

Total liabilities and stockholders’ equity	$92,165,242	$92,627,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2003	2002

		(Restated)
Net cash used in operating activities:	$(7,856,753)	$(9,483,683)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(12,754,000)
Earnest money deposit on acquisition of mobile prostate treatment businesses		(900,000)
Purchases of property and equipment	(440,165)	(1,910,224)
Intangibles	(61,000)	—
Sales (purchases) of available-for-sale securities	22,183,160	(17,286,672)
Other assets	(1,259,867)	(43)

Net cash provided by (used in) investing activities	20,199,926	(32,850,939)

Cash flows from financing activities:
Partnership distributions to minority interests	(222,202)	—
Stock options and warrants exercised	20,312	1,945,500
Repurchase of treasury stock	—	(424,621)
Proceeds from divestitures	6,980,000	—

Net cash provided by financing activities	7,000,312	1,520,879

Net increase (decrease) in cash and cash equivalents	19,343,485	(40,813,743)
Cash and cash equivalents, beginning of period	18,177,825	81,886,801

Cash and cash equivalents, end of period	$37,521,310	$41,073,058

Non-cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$594,387	$541,717
Common stock issued and options assumed in the acquisition of TIMM	—	25,741,128
Common stock issued for patents and covenant-not-to-compete	—	3,257,139
Change in unrealized gain on available-for-sale securities	12,466	24,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of the Company

      Endocare, Inc. (“Endocare” or the “Company”) is a medical device company focused on developing, manufacturing and selling cryosurgical products with the potential to improve the treatment of cancer and other tumors. In addition, through its wholly-owned subsidiary, Timm Medical Technologies, Inc. (“Timm Medical”), the Company offers vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction. The Company was formed in 1990 as a research and development division of Medstone International, Inc., a manufacturer of shockwave lithotripsy equipment for the treatment of kidney stones The Company was incorporated under the laws of the state of Delaware in 1994 and became an independent, publicly-owned corporation upon Medstone’s distribution of the Company’s stock to the existing stockholders on January 1, 1996.

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

      Additionally, the condensed consolidated financial statements for the quarter ended June 30, 2002 contained in this report reflect various restatement adjustments made as a result of a review by management of historical financial statements previously filed with the SEC, including the report filed for that period. For a further description of the nature and status of these adjustments see Note 6 below, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on December 3, 2003.

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

      The Company’s operating results for the six months ended June 30, 2003 reflect the impact of divestitures of certain non-core lines of business. While these divestitures have allowed the Company to better concentrate on its core businesses, they have also eliminated some sources of revenue and gross profit for the Company. In addition, while the Company lowered certain operating costs in 2003 by consolidating functions that were formerly performed by its subsidiaries into the Irvine California headquarters, the Company has also incurred significant one-time charges associated with ongoing investigations related to its historical accounting and financial reporting. These costs have amounted to approximately $20.2 million from the fourth quarter of 2002 through the first quarter of 2004 (including executive severance charges of $3.2 million in the third quarter of 2003). Of these costs, $3.5 million were incurred in the first two quarters of 2003. In addition to charges for executive severance payments, these non-recurring expenses have included legal fees and settlements, audit fees and accounting support fees.

      Since inception, the Company has incurred losses from operations and has reported negative cash flows. As of June 30, 2003, the Company had an accumulated deficit of $93.4 million and cash and cash equivalents of $37.5 million. As discussed above, commencing in the fourth quarter of 2002, the Company has incurred, and continues to incur, significant additional costs in connection with internal and regulatory investigations

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into its historical accounting and financial reporting and has continued to incur operating losses. The Company also faces potentially large costs related to directors’ and officers’ liability insurance, delinquent state and local tax obligations, as well as additional expenditures needed to bring the Company into compliance with SEC rules and regulations, including with Section 404 of the Sarbanes-Oxley Act of 2002 and efforts to regain listing on a national exchange or market.

      There may also be material cash payments required in connection with resolving a class action and a derivative lawsuit (see Note 9). The Company may be required to pay judgments or settlements and to incur expenses in defending against these claims that could exceed the Company’s directors’ and officers’ liability insurance coverage. Regulators may fine the Company when the investigations are complete.

      The Company has continued to experience growth in probe and procedure revenues during the remainder of 2003 and into the first quarter of 2004. Costs and expenses have also grown through this period. Management intends to continue investment in sales and marketing to increase market penetration and in research and development to improve existing products and develop new ones. The Company will continue to use cash reserves to finance its cash flow deficit. If the Company is unable to generate cash flows from operations, it may need to raise additional capital to fund operations through the sale of equity securities to public or private investors, debt or the sale or licensing of its assets. Additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced.

      The Company has no long-term debt and no other material financial commitments other than those under operating lease agreements and purchase commitments for raw materials used in manufacturing its products.

3.	Stock-Based Compensation

      At June 30, 2003, Endocare had four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options granted to employees is reflected in net income (loss) and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock, or the exercise price. Compensation costs for fixed awards that are subject to vesting is recognized pro-rata over the vesting period. In practice, the Company has only awarded stock options to its employees with exercise prices equal to the fair market value of the stock at the date of grant.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(Restated)		(Restated)
Net income (loss), as reported(a)	$1,661,452	$(5,205,052)	$(4,426,446)	$(8,678,333)
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards(b)	6,194	9,921	12,388	13,228
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense	(2,183,808)	(882,583)	(3,658,666)	(1,626,791)

Net adjustment	(2,177,614)	(872,662)	(3,646,278)	(1,613,563)

Net income (loss), as adjusted	(516,162)	(6,077,714)	(8,072,724)	(10,291,896)

Basic and diluted loss per share:
As reported	$.07	$(.22)	$(.18)	$(.37)

As adjusted	$(.02)	$(.25)	$(.33)	$(.44)

(a)	The Company issues stock options and warrants to consultants for services performed. Compensation expense for the fair value of these instruments is determined by the Black-Scholes option pricing model and is charged to operations over the service period or as the performance goals are achieved. Such expense is included in net income (loss) as reported.

(b)	Since the Company issues options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense is recorded for options issued to employees, except for compensation expense equal to the intrinsic value of unvested options assumed in the acquisition of Timm Medical and amortized over the remaining vesting period.

4.	Available-for-Sale Securities

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

      The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill and identifiable intangible assets. The Company had no reported goodwill prior to January 1, 2002. The Company does not amortize goodwill, which is consistent with the provisions of SFAS No. 142, Goodwill and other Intangible Assets, but goodwill is subject to impairment tests on an annual basis or more frequently if

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment indicators exist. Under the guidance of SFAS No. 142, the Company uses a discounted cash flow methodology to assess the fair values of its reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. During the fourth quarter of 2002, the Company recorded an impairment charge of $18 million to reduce the carrying value of goodwill acquired in the Timm Medical acquisition resulting from the termination or abandonment of three of the acquired distribution agreements for urological products following the acquisition. No goodwill impairment indicators existed for the six months ended June 30, 2003 and, as a result, interim impairment testing was not required.

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The discovery of accounting errors required the Company to restate previously issued financial statements. Following are explanations of the restatement adjustments and presentation of affected accounts in the condensed consolidated statements of financial position and statement of operations as previously reported and as restated.

Revenues

      The Company discovered that its revenue had been overstated relating to the sale of Cryocare Surgical System units and cryoprobes because certain sales did not meet all revenue recognition criteria required under Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company restated previously recognized revenues related to certain Cryocare Surgical Systems and cryoprobes transactions by $2,592,000 and $3,725,000 for the quarter and six months ended June 30, 2002, respectively. These adjustments primarily relate to the following:

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

e. Sales of cryoprobes in June 2002 to USMD pursuant to a pre-existing distribution agreement and subsequent repurchase of the unused inventory following the acquisition of interests in certain cryosurgical partnerships in September 2002 (see Note 7). The repurchased cryoprobes are reported as a reduction in June 2002 revenues, and reductions in cost of sales for September 2002 and subsequent periods.

f. Receipt of certain licensing fees and milestone payments where these licensing fees were recorded as revenue in the period received, and payments for volume discounts determined on a retrospective basis where these payments were recorded as cost of sales when paid. Licensing fees and milestone payments are recorded net of volume discounts as restated revenues in the period they were earned.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenues

      The Company made certain adjustments to increase cost of revenues, which totaled $751,000 for the quarter ended June 30, 2002, and $1,295,000 for the six months ended June 30, 2002. These adjustments primarily relate to the following:

a. Failure to properly apply standard costing to its inventory, or to allow for shrinkage, excess and obsolescence. Additionally, depreciation of Cryocare Surgical Systems placed at hospital locations was not consistently recorded. Restated cost of revenues reflects the effects of properly valuing inventory and depreciating placed Cryocare Surgical Systems.

b. Incorrect omission from the preliminary purchase price allocation for the Timm Medical acquisition of certain amortizable developed technology (see Note 7). Restated cost of revenues reflects increased amortization since the date of the Timm Medical acquisition.

c. Reclassification to cost of revenues certain research and development and quality assurance expenses related to routine manufacturing operations.

Selling, General and Administrative Expenses and Research and Development Costs

      The Company made certain adjustments to increase selling, general and administrative expenses (S,G&A), which totaled $3,417,000 for the quarter ended June 30, 2002 and $5,610,000 for the six months ended June 30, 2002, and to reduce research and development costs by $214,000 in the quarter ended June 30, 2002, and $427,000 for the six months ended June 30, 2002. These adjustments primarily relate to the following:

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other income and loss

      The Company made certain adjustments to increase other income, net, which totaled $207,000 for the quarter ended June 30, 2002, and $224,000 for the six months ended June 30, 2002. These adjustments primarily relate to the following:

a. Recording an impairment in the value of a minority investment in the second quarter of 2002, when the investment was actually impaired in 2001.

b. Incorrect recording of interest income related to a forgivable loan to a Company executive (see S,G&A paragraph d. above).

Condensed Consolidated Statements of Operations

	As Previously		As Previously
	Reported	Restated	Reported	Restated
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2002	2002	2002

Revenues	$11,378,006	$8,785,887	$19,151,070	$15,425,913
Cost of revenues	3,437,194	4,188,170	6,197,949	7,492,906
Research and development	1,041,191	827,279	1,989,058	1,561,854
Selling, general and administrative	5,842,309	9,259,520	10,056,941	15,666,683

Total cost expenses	10,320,694	14,274,969	18,243,948	24,721,443

Income (loss) from operations	1,057,312	(5,489,082)	907,122	(9,295,530)
Loss on minority investment	(250,000)	—	(250,000)	—
Interest income	327,244	284,030	643,407	617,197

Net income (loss)	1,134,556	(5,205,052)	1,300,529	(8,678,333)
Net income (loss) per share of common stock
Basic	.05	(.22)	.06	(.37)

Diluted	.05	(.22)	.05	(.37)

Weighted average shares of common stock outstanding
Basic	24,000,000	24,000,000	23,082,000	23,404,000

Diluted	25,178,000	24,000,000	24,399,000	23,404,000

7.	Acquisitions

Timm Medical Technologies, Inc.

      On February 21, 2002, the Company entered into an agreement and plan of reorganization to acquire Timm Medical for total consideration of $37,350,000, including $838,000 in legal, accounting and other acquisition related costs. In connection with the merger, all outstanding shares of the capital stock of Timm Medical were exchanged for $10,770,000 in cash and 1,620,530 shares of the Company’s common stock valued at $23,806,000 (of which 63,412 shares were held in escrow, which have now been released).

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company assumed certain outstanding options of Timm Medical, which were exercisable into 168,162 shares of Endocare common stock at $7.25 per share. These options were valued using the Black-Scholes option pricing model at $1,935,000, of which $1,770,000 related to vested options and $165,000 related to unvested options. Except for the adjustment in the number of exercisable shares and the corresponding exercise price per share based on the conversion ratio as defined in the purchase agreement, all other option terms and vesting periods remain unchanged. The value of the unvested options was recorded as deferred compensation on the acquisition date to be amortized over the remaining vesting period.

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

      Factors contributing to the origination of goodwill include the enhancement of the product line and projected growth in urology sales through collaborative distribution agreements with other medical device companies and the sales force which the Company believed would be a valuable asset as the Company divested its non-core product lines and redeployed existing resources in the area of cancer treatment. Intangible assets relating to developed technology and trade name are amortized over estimated useful lives of 15 years.

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations

      The following table presents pro forma results of operations for the six months ended June 30, 2002, assuming the Timm Medical and Mobile Prostate Treatment Business acquisitions occurred as of January 1, 2002:

Revenues	$17,483,000

Net loss	$(10,473,000)

Net loss per share basic and diluted	$(.44)

Weighted average shares outstanding	23,635,000

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

Asset Purchases

      The Company has acquired intangible assets from time to time, including patents and intellectual property as follows:

      On May 28, 2002, pursuant to an asset purchase agreement, the Company agreed to acquire the cryosurgical assets of Cryomedical Sciences, Inc., now known as BioLife Solutions, Inc. (“BioLife”), consisting primarily of a portfolio of patents for $2,200,000 in cash and 120,022 shares of the Company’s common stock valued at $1,847,000. This transaction was accounted for under the purchase method of accounting. The total purchase consideration of $4,119,000 (including $72,000 in acquisition-related costs) was allocated to the patents since other assets acquired had de minimis value. Pursuant to a Registration Rights Agreement, the Company was required to file a registration statement with the SEC to register the shares issued to BioLife. In November 2002, BioLife filed suit against the Company for failing to register the shares in a timely manner, seeking damages for breach of contract (see Note 9).

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

8.	Dispositions and Restructuring Activities

      In 2003, the Company refocused its strategy on its core technological competence and primary market emphasis in the area of minimally invasive technologies for tissue and cancer ablation. Part of this strategy entailed divestiture of certain product lines unrelated to the Company’s core businesses. The Company also undertook a review of its strategic plans and operational infrastructure in order to maximize efficiency and promote optimal use of resources. In addition to the divestiture of a Florida billing and contracting subsidiary in December 2002, which reduced headcount by 12 employees, in June 2003 the Company downsized Timm Medical’s operations in Eden Prairie, Minnesota, consolidating many administrative functions at the

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Irvine, California, headquarters and reducing headcount by 26 employees. The Company’s Board of Directors also approved the divestiture of certain non-core product lines and assets in the first quarter of 2003, including the sale of the Dura II penile implants, the cardiac-related product manufacturing operations and license of related technology, and the urinary incontinence and urodynamics product lines. These related assets were classified as “held and used” at December 31, 2002. The corresponding balances at December 31, 2002 have been reclassified as “held for sale” for comparative presentation.

      Assets held for sale relating to the divested product lines at December 31, 2002 and June 30, 2003 include the following:

	June 30,	December 31,
	2003	2002

Inventory	$435,052	$1,035,669
Property and equipment, net	14,197	15,405
Intangibles, net (developed technology)	894,443	2,749,443

	$1,343,692	$3,800,517

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

Cryosurgical Products for Cardiac Applications

      On April 14, 2003, the Company sold its cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath Technologies, Inc. for $10 million and a nine-year descending royalty based on net sales of products incorporating the licensed technology. Upon consummation of the sale, the Company terminated its pre-existing distribution agreement with CryoCath. CryoCath was the exclusive distributor for cryoprobes and consoles in connection with the SurgiFrost system, a cryoablation system designed to treat cardiac arrhythmias. Since the technology was internally developed and the tangible asses sold had de minimus value, the sale resulted in a 2003 second quarter gain of $10 million. The $10 million was collected in four installments, three in 2003 and one in the first quarter of 2004. The royalty stream decreases from 10% to 3% of net sales from the SurgiFrost system during the period from 2004 to 2012. The first royalty payment of $131,000 was collected and recorded in the first quarter of 2004, based on CryoCath revenues for that period.

Minnesota Facility

      Subsequent to the acquisition of Timm Medical, the Company undertook a review of the Company’s operational and financial infrastructure. To maximize operational efficiency and resource utilization, the Board of Directors approved a plan in the first quarter of 2003 to downsize Timm Medical’s operations in Minnesota. With the exception of certain marketing and financial functions, all of Timm Medical’s operations were transferred to the Company’s Irvine, California, headquarters in June 2003 or were outsourced. The cost of the restructuring totaled $386,000, which included $266,000 in severance payments and $120,000 in lease losses for vacating the unused leased space. These losses were recorded in the second quarter of 2003 upon the communication of the separation terms to the affected employees. In addition, Timm Medical had $465,000 in property and equipment, a portion of which may be abandoned or sold for salvage value at a future date. These assets are classified as held and used until they are disposed or abandoned. In the first quarter 2003,

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management had adjusted the useful life of the assets to be abandoned to amortize their carrying value, less estimated salvage, through the scheduled abandonment date of April 2004.

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

Former Chief Financial Officer

      The Company entered into an employment agreement, dated March 3, 2003 (the “Employment Agreement”), with the Company’s former Chief Financial Officer (“former CFO”). Under the Employment Agreement, upon any Qualified Termination (as defined) the former CFO was entitled to receive a cash payment of $616,000, continued participation in the Company’s benefit plans for 24 months, a $50,000

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relocation allowance and an additional payment to cover the tax liabilities relating to the allowance. In addition, the Employment Agreement also provided that all of the former CFO’s options to purchase outstanding common stock (385,000 shares) would be cancelled and replaced by immediately exercisable options to be granted between September 4, 2003 and November 3, 2003. Effective July 31, 2003, the Company terminated the former CFO’s employment other than for cause. The Company recorded a charge of $731,000 in the third quarter of 2003 for the severance and related benefits due under the Employment Agreement. In addition, the Company recorded a third quarter charge for $1,715,000 for the fair value of the 385,000 replacement options issued to the former CFO on October 30, 2003 determined using the Black-Scholes option-pricing model. The total severance payments due of $616,000 were deposited into an escrow account held by the Company. In March 2004, all amounts due under the Employment Agreement to the former CFO were released from the escrow account.

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

Legal Matters

      The Company is a party to lawsuits in the normal course of its business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company can provide no assurance that significant judgments or settlements in connection with the legal proceedings described below will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. (See “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1 — Legal Proceedings.”) Other than as described below, the Company is not a party to any material legal proceedings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Related Party Transactions

Loans to Officers

      In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 common shares at fair value to the Company’s then-Senior Vice President, Sales and Marketing. The four-year note bore interest at 5.99% per annum, payable annually, and was recorded as a reduction in stockholders’ equity. The Company agreed to forgive the principal on the note ratably over four years subject to performance of certain objectives that were to be mutually agreed upon by the borrower and the Company and subject to the borrower remaining an employee of the Company. The outstanding principal balance at June 30, 2003 and December 31, 2002 totaled $85,792 and $214,292, respectively. The Company forgave $64,250 and $128,500 for the three months and six months ended June 30, 2003 and 2002, which was recorded as compensation expense (included in selling, general and administrative expense). As of September 30, 2003, the full value of the note had been written off.

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

      Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding during the respective periods presented. Given that the Company reported a net loss for the six months ended June 30, 2003 and 2002, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive. For the three months ended June 30, 2003, the Company generated net income of $1,661,452, as such the dilutive effect of these instruments increased the total number of shares outstanding to 25,287,911 compared to 24,155,740 with no overall impact to earnings per share on either a basic or fully dilutive basis.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$1,661,452	$(5,205,052)	$(4,426,446)	$(8,678,333)
Basic and diluted loss per common share	$0.07	$(0.22)	$(0.18)	$(0.37)
Basic weighted average shares	24,155,740	24,000,000	24,153,862	23,404,000
Dilutive effect of outstanding stock options and warrants	1,132,171	—	—	—

Dilutive weighted average shares	25,287,911	24,000,000	24,153,862	23,404,000

12.	Income Taxes

      The Company reported no income tax expense for each of the six months ended June 30, 2003 and 2002 due to its operating losses. The continuing operating losses resulted in an increase in the valuation allowance of $1.8 million and $3.5 million during the six months ended June 30, 2003 and 2002, respectively. Due to the Company’s history of operating losses, management cannot conclude that it is more likely than not that the Company’s deferred tax asset will be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the Company’s deferred tax assets as of June 30, 2003 and 2002.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Overview

      We are a medical device company focused on developing, manufacturing and selling cryosurgical products with the potential to improve the treatment of cancer and other tumors and on manufacturing and marketing vacuum technology as a non-pharmacological option for treatment of erectile dysfunction. Our cryosurgical products include a computerized device (“the Cryocare Surgical System”), and disposable cryoprobes and temp probes used to safely and effectively freeze cancerous tissue or other tumors through our proprietary argon gas-based technology. We recently introduced the next generation of our Cryocare Surgical System, the Cryocare CS. Our erectile dysfunction products, sold through our wholly-owned subsidiary, Timm Medical, include the ErecAid Esteem and the ErecAid Classic for treatment of impotence as well as the RigiScan for diagnostic evaluation of this condition.

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

      We have incurred significant operating losses and negative cash flows from operations in each full fiscal year since January 1, 1996. We incurred a net loss of approximately $4.4 million for the six months ended June 30, 2003 and a loss of $42.0 million for the year ended December 31, 2002. As of June 30, 2003, we had an accumulated deficit of $93.4 million. We expect to incur additional losses as we expand our sales and marketing efforts, strengthen our infrastructure, improve our financial reporting processes and controls and continue to develop new products.

      In addition to the cash needed to fund our ongoing operations, there have been and will continue to be substantial demands on cash in connection with ongoing investigations by the SEC and DOJ of our historical accounting and financial reporting and related matters stemming from these investigations, including restatements of our consolidated financial statements filed in our Annual Reports on Form 10-K for the years 2000 and 2001 and in our Quarterly Reports on Form 10-Q for the first and second quarters of 2002, as well as expenses related to the shareholder litigation. (See Notes 1 and 2 to the condensed consolidated financial statements included in this report.)

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

      Major factors contributing to the fluctuation of our operating results in the three months and six months ended June 30, 2003, compared to the corresponding periods of the prior year, included the acquisitions of two significant businesses: Timm Medical, purchased on February 21, 2002 and the mobile prostate treatment businesses previously owned by USMD purchased on September 30, 2002. Each of these acquisitions brought with them additional sales as well as additional costs.

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

      Finally, results in the first and second quarters of 2003 were impacted by the commencement of internal and regulatory investigations into our historical accounting and financial reporting and the resulting distraction of both management and sales personnel. In addition, negative publicity associated with these investigations, the fall in our stock price and the delisting of our stock from Nasdaq on January 16, 2003, all contributed to uncertainty among our customers regarding the viability of our business. Also as a result of these investigations, we began to incur significant legal and other costs related to addressing matters stemming from the investigations, including the need to appoint new independent auditors and a new President and Chief Financial Officer.

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

      In addition to our cryosurgery products, we sell other urological products acquired when we purchased Timm Medical, a urological device manufacturer, in February 2002. We continue to sell our ErecAid vacuum therapy systems and RigiScan monitors, although in 2003 we either divested or discontinued the remaining product lines acquired in the Timm Medical purchase. The reduction in year-over-year sales of our Timm Medical urology products is primarily attributable to these divestitures. Sales of divested or discontinued product lines acquired in the Timm Medical purchase totaled $1,302,000 for the first six months of 2003 compared to $1,613,000 for the prior year period.

      A portion of our revenue also comes from sales of the SurgiFrost cryosurgical line which we developed for treatment of cardiac arrhythmia. In 2002 and through the first quarter of 2003, we sold these products to CryoCath under the terms of a distribution agreement. In April 2003, we licensed to CryoCath the manufacturing and intellectual property rights to these products and sold them related assets. Beginning with the first quarter of 2004, we became entitled to royalty income based on CryoCath’s sales of these products. Sales to CryoCath were $270,000 and $280,000 during the second quarter of 2003 and 2002, respectively. In the six months ended June 30, 2003 and 2002, respectively, we sold approximately $350,000 and $528,000 to CryoCath.

      Revenues for the three months ended June 30, 2003 decreased 14.7% to $7,490,000 compared to $8,786,000 for the three months ended June 30, 2002. The decrease in revenues was attributable to the decrease in sales of Cryocare Surgical Systems and loss of revenues related to the divested product lines, partially offset by an increase in sales of disposable cryoprobes and procedure fees, including sales generated through the mobile prostate treatment businesses we acquired from USMD in September 2002.

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

      We sold nine Cryocare Surgical Systems in the three months ended June 30, 2002 compared to six smaller international units in the second quarter of 2003, which accounted for a $794,000 reduction in revenues. Sales of Cryocare Surgical Systems declined from $1,186,000 in the quarter ended June 30, 2002 to $392,000 in the quarter ended June 30, 2003.

      Notwithstanding this slow-down in sales of capital equipment, the number of cryosurgical procedures performed, and related sales of disposable products used in these procedures, grew in the three months ended June 30, 2003 compared to the same period in 2002. Procedures jumped from an estimated 501 in the second quarter of 2002 to an estimated 833 in the second quarter of 2003, while the related revenues increased from $3,055,000 in the earlier quarter to $3,791,000 in the second quarter of 2003.

      Sales of our Timm Medical product lines decreased 34.6% from $4,041,000 in the three months ended June 30, 2002 to $2,643,000 in the three months ended June 30, 2003. This was partly due to the divestiture of the Dura II line of implantable penile prostheses. In addition, following our acquisition of Timm Medical, sales personnel who came to the Company through the Timm Medical purchase were trained to sell our cryosurgical products. In many cases, they became responsible for both product lines. As a result, revenues of our Timm Medical products declined in the quarter ended June 30, 2003.

      Revenues for the six months ended June 30, 2003 declined 1.8% to $15,152,000 compared to $15,426,000 in 2002. The reduction in revenues is primarily due to the reduction in sales of Cryocare Surgical Systems from 18 units in the first two quarters of 2002 to eight units during the first two quarters in 2003. System sales went from $2,826,000 in the first six months of 2002 to $508,000 during the same period in 2003. Part of the reduction is a decrease in sale of Cryocare Surgical Systems to USMD. During the six months ended June 30, 2002, we sold 5 units to USMD (all within the first quarter of 2002) for $1,025,000 under a distribution agreement. The agreement provided for minimum purchase quotas for Cryocare Surgical Systems and/or disposable devices of $2,000,000 per quarter. This agreement was terminated effective September 30, 2002 upon our acquisition of the Mobile Prostate Treatment Businesses from USMD. The reduction in sales of our Cryocare Surgical Systems was partially offset by growth in sales of cryosurgical probes and procedures, which went from $5,993,000 for the six months ended June 30, 2002 to $7,099,000 in the same period in 2003.

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

      In addition, charges for product warranties as well as excess and obsolete inventory, shrinkage and other inventory carrying costs are included in our cost of revenues, as are costs of maintaining patents or other intellectual property rights to processes or technologies related to our products, royalties on product sales and amortization of developed technology acquired in connection with our acquisition of Timm Medical.

      Cost of revenues for the three months ended June 30, 2003 decreased 17.2% to $3,470,000 compared to $4,188,000 for the three months ended June 30, 2002. The decrease in cost of revenues resulted primarily from reduction in cost of revenues related to our divested Timm Medical product lines and sale of fewer Cryocare Surgical Systems, and partially offset by cost of revenues related to growth in sales of probes and cryoablation procedures. Cost of revenues related to our Timm Medical product lines fell $563,000 from the second quarter of 2002 to the second quarter in 2003. Cost of revenues related to sales of our Cryocare Surgical systems declined $406,000 from the quarter ended June 30, 2002 to the same period in 2003. This was due to the sale of three fewer Cryocare Surgical Systems in the second quarter of 2003 compared to the earlier quarter combined with taking a charge in second quarter of 2002 for the manufacturing cost of nine additional units shipped during the quarter for which revenue could not be recognized. Since we no longer had possession of or title to the equipment, we determined that it was appropriate to record the cost related to these Cryocare Surgical Systems in the period when they were shipped.

      Cost of revenues related to probes and procedures increased by $200,000 from the three months ended June 30, 2002 to the three months ended June 30, 2003.

      Cost of revenues for the six months ended June 30, 2003 was flat compared to the prior year quarter at $7,466,000 and $7,493,000, respectively. Cost of revenues for the 2002 period includes approximately $304,000 for nine Cryocare Surgical Systems which were shipped during the six months ended June 30, 2002 but for which we could not recognize revenue. While these costs did not recur in the 2003 period, the decline in cost of revenues was offset by reduction in manufacturing costs absorbed into inventory with the slow down in production activities during 2003 as a result of lower equipment sales.

      Gross Margins. Gross margins on revenues increased modestly to 53.7% for the three months ended June 30, 2003 compared to 52.3% for the three months ended June 30, 2002. The increase in gross margins on revenues is due mainly to shifts in product mix and other factors discussed above.

      Gross margins on revenues for the six months ended June 30, 2003 decreased to 50.7% compared to 51.4% for the same period in 2002 due to shifts in product mix as well as to under-absorption of manufacturing overhead related to lack of production of our Cryocare Surgical Systems and higher depreciation on an increased number of Cryocare Surgical Systems placed with our customers. An additional factor affecting our margins was growth in the percentage of cryosurgical cases serviced by third parties.

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

      Research and development expenses for the three months ended June 30, 2003 decreased 55.9% to $365,000 compared to $827,000 for the three months ended June 30, 2002. The decrease was primarily attributable to our halting development of the Horizon Prostatic Stent and ThermaStent for the treatment of BPH. During 2003, in view of the significant investment needed to bring the Horizon Prostatic Stent to market and the fact that it does not fit well with our strategic focus on cancer treatment, we decided to abandon further efforts to obtain Food and Drug Administration (FDA) approval for this product and have also ceased development of our ThermaStent. We are currently seeking a buyer for the patent and product portfolio related to our stent products. In addition, we ceased incurring product development costs related to the SurgiFrost product when we sold our manufacturing assets and inventory associated with the SurgiFrost system to CryoCath in April 2003. Research and development expenses in the first and second quarters of 2003 were primarily related to the design, development, and testing of our new CS System for the prostate cancer market. As a percentage of revenues, research and development expenses decreased from 9.4% in the second quarter of 2002 to 4.9% during the three months ended June 30, 2003.

      Research and development expense for the six months ended June 30, 2003 decreased 55.3% to $698,000 compared to $1,562,000 for the same period in 2002. As a percentage of revenues, research and development expenses decreased from 10.1% to 4.6%. The variances are attributable to the reasons stated above.

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

      Selling, general and administrative expenses for the three months ended June 30, 2003 increased 29.4% to $11,979,000 compared to $9,260,000 for the three months ended June 30, 2002. This increase reflects an increase in our sales, customer service and sales technician staff following our acquisitions of Timm Medical and the mobile prostate treatment businesses of USMD in 2002. Salaries as well as costs related to travel and training of these new employees contributed to the increase in expenses.

      The Company also recorded $386,000 in severance and lease abandonment costs related to the downsizing of the Eden Prairie facility in the second quarter of 2003. Also included is approximately $2,487,000 in legal, audit and accounting support fees related to the ongoing internal and regulatory investigations of the Company’s historical accounting and financial reporting. As a percentage of revenues, selling, general and administrative expenses were 159.9% and 105.4% for the second quarters of 2003 and 2002, respectively.

      Selling, general and administrative expenses for the six months ended June 30, 2003 increased 37.4% to $21,527,000 compared to $15,667,000 for the same period in 2002. Reasons for the increase in these costs are consistent with those described above. Legal, audit and accounting support fees related to the ongoing internal and regulatory investigations of the Company’s historical accounting and financial reporting were approximately $3,465,000 for the six months ended June 30, 2003.

      Interest Income, Net. Interest income, net for the three months ended June 30, 2003 was $196,000 compared to $284,000 for the three months ended June 30, 2002. The decrease in net interest income in 2003 compared to 2002 resulted from declining cash balances throughout 2003 combined with lower interest rates.

      Interest income, net for the six months ended June 30, 2003 was $412,000 compared to $617,000 for the six months ended June 30, 2002. The decrease was primarily due to reasons stated above.

      Minority Interest. Minority interests represent earnings attributable to minority investors in the mobile prostate treatment businesses we acquired from USMD on September 30, 2002. The amount recorded for minority interests was $155,000 and $244,000 for the three months and six months ended June 30, 2003, respectively. Revenues and earnings from these businesses remained consistent with the Company’s overall operations.

      Gain on Divestitures, Net. During the three months ended June 20, 3003 we recorded a net gain of approximately $9.9 million related to divestiture of the SurgiFrost and Dura II product lines. In April 2003, we licensed our intellectual property and manufacturing rights for the SurgiFrost line and sold inventory and other assets to CryoCath for a total gain of approximately $9.9 million. Also, in April 2003, we sold the intangibles and inventory related to our Dura II products to American Medical Systems for $2.2 million resulting in a net loss of approximately $35,000.

      Net income (Loss). Net income for the three months ended June 30, 2003 was $1,661,000 or $.07 per diluted share on 25,288,000 weighted average shares outstanding, compared to a net loss of $5,205,000, or $0.22 per share on 24,000,000 weighted average shares outstanding for the same period in 2002. The net income for the three months ended June 30, 2003 as compared to net loss for the same period in 2002 is a result of the gain on divestitures, as discussed above.

      Our net loss for the six months ended June 30, 2003 was $4,426,000, or $.18 per diluted share, on 24,719,936 weighted average shares outstanding, compared to a net loss of $8,678,000, or $.37 per share, on 23,404,000 weighted average shares outstanding for the same period in 2002.

Liquidity and Capital Resources

      Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2003, we had an accumulated deficit of $93.4 million and cash and cash equivalents of $37.5 million. We currently have no long-term debt, and no long-term financial obligations other than under operating leases and purchase commitments for raw material used in manufacturing our products. Although we believe that our existing cash will be sufficient to fund our working capital requirements, capital expenditures and other obligations through 2004, there are certain risks and uncertainties that could, in the future, change our opinion regarding the adequacy of our capital.

      After June 30, 2003, our cash reserves continued to decline. From July 2003 through March 31, 2004, our cash was principally used to fund a total of $29.6 million in operating losses, including $10.8 million in non-recurring legal and accounting fees associated with the on-going investigations of our historical accounting and financial reporting and $3.6 million in executive severance costs related primarily to our former Chief Executive Officer and Chief Financial Officer (see Note 9 to our condensed consolidated financial statements). These expenses are partially offset by $5 million in proceeds from the sale of our cardiac related product manufacturing operations to CryoCath.

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

      We had no reported goodwill prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets,” goodwill can no longer be amortized against earnings. Goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist. The test for impairment requires us to first compare the fair value of the net assets of each reporting unit to their carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we next calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. In the fourth quarter of 2002, we have recorded goodwill impairment related to our Timm Medical acquisition and an impairment of our investment in U.S. Medical Development, Inc. Significant estimates, including assumptions regarding future events and circumstances that cannot be easily predicted are required to perform an analysis of the value of goodwill. These estimates and assumptions may differ materially from actual outcomes and occurrences. Furthermore, no assurance can be given that we will not have further impairment charges related to Timm Medical or other acquisitions.

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

      Since March 2003, management has implemented and continues to implement significant changes in organization, policies and procedures designed to enhance our disclosure controls and procedures and the related internal controls. These include, among other measures: new restrictions and guidelines governing sales personnel, terms and conditions of sale and revenue recognition; new and more stringent credit approval policies; new policies governing approval, review and recording of expenditures and other legal and financial transactions; new procedures governing documentation and approval of options and warrants issued in connection with legal and financial transactions; and new internal reporting procedures. Nevertheless, during much of 2003, many of these enhancements to our disclosure controls and procedures and the related internal controls were not yet in place, or were only partially in place. For this reason, management has undertaken an extensive and substantive review and evaluation of all financial transactions that, individually or collectively, could have a material impact on the information contained in this Form 10-Q. These review procedures, in combination with the changes in internal control that have been implemented as of the date of the filing of this report, form the basis for our determination that the financial statements and other information contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the six months ended June 30, 2003 and 2002.

      (b) Changes in Internal Controls. Except as described above in subsection (a) of this Item 4, there was no change in our internal control over financial reporting during our second fiscal quarter for 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      In December 2002, we filed a demand for arbitration before the American Arbitration Association in Minnesota against a former employee. The complaint included various claims in response to which the employee made several counterclaims. In March 2003, we were notified by the United States Department of Labor that counsel for the employee had presented a letter of complaint alleging that we and our former CEO and former CFO violated 18 U.S.C. §1514A by improperly retaliating against the employee. In December 2003, we and the employee agreed to settle all claims on mutually acceptable terms without the admission of liability by any party for an amount that is not significant. Pursuant to the settlement, the employee withdrew his letter of complaint, and the Department of Labor has indicated that it considers the matter closed.

      In June 2003, we were awarded a favorable judgment for $351,000 in a litigation matter previously initiated by Timm Medical against a third party. Since collection is not assured, any amount recovered in connection with this judgment will be recorded in the period when it is actually paid to us.

Item 2.	Changes in Securities

      In May 2003 we issued 10,000 shares to a former director upon his exercise of stock options granted to him while he was a director. The exercise price of these options was $2.03 per share, for an aggregate exercise price of $20,312. We issued these shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that the issuance did not involve a public offering. The issuee represented to us his intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificate evidencing the shares.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

Exhibit No.		Description

2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2	.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCath Technologies Inc.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(8)	Amended and Restated Bylaws of the Company.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit with our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits with our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit with our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit with our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit with our Form 10-K filed on December 15, 2004.

      (b) Reports on Form 8-K

      We filed a Form 8-K under Items 4 and 5 on April 2, 2003 to report: (i) the appointment of Ernst & Young LLP as our independent auditor; and (ii) the investigations into the Company’s accounting practices being conducted by the Securities and Exchange Commission and the Department of Justice.

      We filed a Form 8-K under Item 5 on April 9, 2003 to report the appointment of John V. Cracchiolo as the president of our Interventional Radiology business group. Mr. Cracchiolo previously had served as our chief operating officer, chief financial officer and secretary.

      We filed a Form 8-K under Item 5 on April 22, 2003 to report that we had sold our Dura-II positionable urological prostheses product line to American Medical Systems, Inc.

      We filed a Form 8-K under Item 5 on April 29, 2003 to report that we had sold our cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath Technologies Inc.

      On May 1, 2003 and on May 16, 2003 we filed amendments to the Form 8-K under Item 4 that we originally filed on March 14, 2003 to report the dismissal of KPMG LLP as our independent auditor.

      We filed a Form 8-K under Item 5 on May 6, 2003 to report the appointment of Thomas R. Testman as a director and chairman of our audit committee.

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

Katherine Greenberg
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 28, 2004

EXHIBIT INDEX

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2	.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCath Technologies Inc.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(8)	Amended and Restated Bylaws of the Company.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit with our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits with our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit with our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit with our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit with our Form 10-K filed on December 15, 2004.