Form 10-Q
period 2003-09-30
ENDOCARE INC
filed 2004-06-28
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

ENDOCARE, INC. AND SUBSIDIARIES

FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2003

EXPLANATORY NOTE: We are filing this past due quarterly report on Form 10-Q for the quarter ended September 30, 2003 concurrently with our filing of past due quarterly reports on Form 10-Q for the quarters ended September 30, 2002, March 31, 2003 and June 30, 2003. Except as otherwise noted, this quarterly report on Form 10-Q speaks as of the date of filing. Accordingly, statements in this report on Form 10-Q containing the words (i) “now,” “currently,” “present,” “to date,” and words of similar import, or (ii) “believes,” “intends,” “anticipates,” “expects,” “estimates,” “should,” “could,” “may,” “plans,” “planned,” and words of similar import, are used to refer to conditions existing on the date of filing of this quarterly report on Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total revenues	$8,041,119	$8,381,793	$23,193,270	$23,807,706

Costs and expenses:
Cost of revenues	4,093,747	4,525,786	11,559,295	12,018,692
Research and development	312,994	489,890	1,011,244	2,051,744
Selling, general and administrative	14,606,250	8,408,328	36,133,116	24,075,011

Total costs and expenses	19,012,991	13,424,004	48,703,655	38,145,447

Loss from operations	(10,971,872)	(5,042,211)	(25,510,385)	(14,337,741)
Gain on divestiture, net	—	—	9,944,424	—
Interest income	85,601	317,314	524,926	934,511
Interest expense	(6,870)	—	(34,168)	—

Loss before minority interests	(10,893,141)	(4,724,897)	(15,075,203)	(13,403,230)
Minority interests	(219,704)	—	(464,088)	—

Net loss	$(11,112,845)	$(4,724,897)	$(15,539,291)	$(13,403,230)

Net loss per share of common stock — basic and diluted	$(.46)	$(.19)	$(.64)	$(.57)
Weighted average shares of common stock outstanding	24,182,004	24,279,000	24,163,235	23,695,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,690,343	$18,177,825
Available-for-sale securities	—	22,183,160
Accounts receivable, net	4,498,479	4,604,576
Inventories	3,088,654	3,455,973
Prepaid expenses and other current assets	6,984,774	640,758
Assets held for sale	1,343,692	3,800,517

Total current assets	45,605,942	52,862,809
Property and equipment, net	6,720,465	8,229,288
Goodwill	17,538,224	17,538,224
Intangibles, net	12,046,811	13,013,880
Investments and other assets	2,244,763	983,754

Total assets	$84,156,205	$92,627,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,967,780	$2,932,439
Accrued compensation	4,134,994	2,816,320
Other accrued liabilities	9,876,075	7,327,703

Total current liabilities	17,978,849	13,076,462
Minority interests	955,479	928,741
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 24,163,254 and 24,148,254 issued and outstanding	24,365	24,350
Additional paid-in capital	171,830,037	169,935,487
Accumulated deficit	(104,470,874)	(88,931,583)
Receivable from stockholder	—	(214,292)
Accumulated other comprehensive income, net of tax	—	12,466
Deferred compensation	(90,020)	(132,045)
Treasury stock at cost, 201,200 shares	(2,071,631)	(2,071,631)

Total stockholders’ equity	65,221,877	78,622,752

Total liabilities and stockholders’ equity	$84,156,205	$92,627,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Net cash used in operating activities:	$(15,378,354)	$(11,851,408)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(24,092,497)
Purchases of property and equipment	(533,241)	(1,815,754)
Intangibles	(61,000)	—
Sales (purchases) of available-for-sale securities	22,183,160	(20,183,303)
Other assets	(1,261,009)	(119,443)

Net cash provided by (used in) investing activities	19,890,560	(46,210,997)

Cash flows from financing activities:
Stock options and warrants exercised	20,312	1,965,500
Repurchase of treasury stock	—	(2,010,221)
Partnership distributions to minority interests	(437,350)
Proceeds from divestitures	6,980,000	—

Net cash provided by (used in) financing activities	7,000,312	(44,721)

Net increase (decrease) in cash and cash equivalents	11,512,518	(58,107,126)
Cash and cash equivalents, beginning of period	18,177,825	81,886,801

Cash and cash equivalents, end of period	$29,690,343	$23,779,675

Non-cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$621,219	$1,872,571
Common stock issued and options assumed in the acquisition of Timm Medical	—	25,741,128
Common stock issued for patents and covenant-not-to-compete	—	3,257,139
Change in unrealized gain (loss) on available-for-sale securities	12,466	17,590

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

      The Company’s operating results for the nine months ended September 30, 2003 reflect the impact of divestitures of certain non-core lines of business. While these divestitures have allowed the Company to better concentrate on its core businesses, they have also eliminated some sources of revenue and gross profit for the Company going forward. In addition, while the Company lowered certain operating costs in 2003 by consolidating functions at its Irvine, California headquarters that were formerly performed by its subsidiaries, the Company has also incurred significant one-time charges associated with ongoing investigations related to its historical accounting and financial reporting. These costs have amounted to approximately $20.2 million from the fourth quarter of 2002 through the first quarter of 2004 (including executive severance charges of $3.2 million in the third quarter of 2003). Of these costs, $10.9 million were incurred in the first three quarters of 2003 including the above-mentioned severance payments to former executives. In addition to charges for executive severance payments, these non-recurring expenses have included legal fees and settlements, audit fees and accounting support fees.

      Since inception, the Company has incurred losses from operations and has reported negative cash flows. As of September 30, 2003, the Company had an accumulated deficit of $104.5 million and cash and cash equivalents of $29.7 million. As discussed above, commencing in the fourth quarter of 2002, the Company incurred, and continues to incur, significant additional costs in connection with internal and regulatory investigations into its historical accounting and financial reporting and has continued to incur operating losses. The Company also faces potentially large costs related to directors’ and officers’ liability insurance, delinquent state and local tax obligations, as well as additional expenditures needed to bring the Company into compliance with SEC rules and regulations, including with Section 404 of the Sarbanes-Oxley Act of 2002 and efforts to regain listing on a national exchange or market.

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has continued to experience growth in probe and procedure revenues during the remainder of 2003 and into the first quarter of 2004. Costs and expenses have also grown through this period. Management intends to continue investment in sales and marketing to increase market penetration and in research and development to improve existing products and develop new ones. The Company will continue to use cash reserves, to finance its cash flow deficit. If the Company is unable to generate cash flows from operations, it may need to raise additional capital to fund operations through the sale of equity securities to public or private investors, debt or the sale or licensing of its assets. Additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced.

      The Company has no long-term debt and no other material financial commitments other than those under operating lease agreements and purchase commitments for raw materials used in manufacturing its products.

3.	Stock-Based Compensation

      At September 30, 2003, Endocare had four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options granted to employees is reflected in net income (loss) and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock, or the exercise price. Compensation costs for fixed awards that are subject to vesting is recognized pro-rata over the vesting period. In practice, the Company has only awarded stock options to its employees with exercise prices equal to the fair market value of the stock at the date of grant.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported(a)	$(11,112,845)	$(4,724,897)	$(15,539,291)	$(13,403,230)
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards(b)	6,194	9,921	18,582	23,148
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense(c)	873,196	(1,203,209)	(2,785,470)	(2,830,000)

Net adjustment	879,390	1,193,288	(2,766,888)	(2,806,852)

Net loss, as adjusted	$(10,233,455)	$(5,918,185)	$(18,306,179)	(16,210,082)

Basic and diluted loss per share:
As reported	$(.46)	$(.19)	$(.64)	$(.57)

As adjusted	(.42)	(.24)	(.76)	(.68)

(a)	The Company issues stock options and warrants to consultants for services performed. Compensation expense for the fair value of these instruments is determined by the Black-Scholes option pricing model and is charged to operations over the service period or as the performance goals are achieved. Such expense is included in net loss as reported. Stock-based compensation expense as reported for the 2003 periods includes a one-time charge of $1,715,000 recorded in July 2003 for the fair value of 385,000 replacement options issued to the Company’s former CFO on October 30, 2003 (see Note 7).

(b)	Since the Company issues options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense is recorded for options issued to employees, except for compensation expense equal to the intrinsic value of unvested options assumed in the acquisition of Timm Medical and amortized over the remaining vesting period.

(c)	Pursuant to APB No. 25, the $1,715,000 charge for the replacement options was recorded upon termination of the former CFO on July 31, 2003. Pursuant to SFAS No. 148, the fair value of these options would have been recorded prorata between the option modification date of March 3, 2003 and termination date, resulting in a net reduction in reported compensation expense for the quarter ended September 30, 2003.

4.	Goodwill and Intangible Assets

      The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill and identifiable intangible assets. The Company had no reported goodwill prior to January 1, 2002. The Company does not amortize goodwill, which is consistent with the provisions of SFAS No. 142, Goodwill and other Intangible Assets, but goodwill is subject to impairment tests on an annual basis or more frequently if

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment indicators exist. Under the guidance of SFAS No. 142, the Company uses a discounted cash flow methodology to assess the fair values of its reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the nine months ended September 30, 2003 and, as a result, interim impairment testing was not required.

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

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Results of Operations

      The following table presents pro forma results of operations for the nine months ended September 30, 2002, assuming the Timm Medical and Mobile Prostate Treatment Business acquisitions occurred as of January 1, 2002:

Revenues	$26,097,000

Net loss	$(15,191,000)

Net loss per share basic and diluted	$(0.63)

Weighted average shares outstanding	$23,927,000

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

6.	Dispositions and Restructuring Activities

      In 2003, the Company refocused its strategy on its core technological competence and primary market emphasis in the area of minimally invasive technologies for tissue and cancer ablation. Part of this strategy entailed divestiture of certain product lines unrelated to the Company’s core businesses. The Company also undertook a review of its strategic plans and operational infrastructure in order to maximize efficiency and promote optimal use of resources. In addition to the divestiture of a Florida billing and contracting subsidiary in December 2002, which reduced headcount by 12 employees, in June 2003 the Company downsized Timm Medical’s Eden Prairie, Minnesota, operations in June 2003, consolidating many administrative functions at the Company’s Irvine, California, headquarters and reducing headcount by 26 employees. The Company’s Board of Directors also approved the divestiture of certain non-core product lines and assets in the first quarter of 2003, including the sale of the Dura II penile implants, the cardiac-related product manufacturing operations and license of related technology, and the urinary incontinence and urodynamics product lines. These related assets were classified as “held for sale” at September 30, 2003. The corresponding balances at December 31, 2002 have also been reclassified as “held for sale” for comparative presentation.

      Assets held for sale relating to the divested product lines include the following:

	September 30,	December 31,
	2003	2002

Inventory	$435,052	$1,065,669
Property and equipment, net	14,197	15,405
Intangibles, net (developed technology)	894,443	2,749,443

	$1,343,692	$3,800,517

ENDOCARE, INC.

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

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans to Officers

      In November 1999, the Company received a full recourse promissory note for $1,028,125 in connection with the sale of 175,000 common shares at fair value to the Company’s then-Senior Vice President, Sales and Marketing. The four-year note bore interest at 5.99% per annum, payable annually, and was recorded as a reduction in stockholders’ equity. The Company agreed to forgive the principal on the note ratably over four years subject to performance of certain objectives that were to be mutually agreed upon by the borrower and the Company and subject to the borrower remaining an employee of the Company. The Company forgave $85,792 and $64,250 for the three months ended September 30, 2003 and 2002, respectively, which was recorded as compensation expense (included in selling, general and administrative expense). As of September 30, 2003, the full value of the note had been written off.

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

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Capital Stock and Earnings Per Share

      Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding during the respective periods presented. Since the Company reported a net loss for the three months and nine months ended September 30, 2003 and 2002, these potentially dilutive common shares were excluded from the diluted loss per share calculation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net (loss)	$(11,112,845)	$(4,724,897)	$(15,539,291)	$(13,403,230)
Basic and diluted loss per common share	$(.46)	$(0.19)	$(0.64)	$(0.57)

Basic and diluted weighted average shares	24,182,004	24,279,000	24,163,235	23,695,667

10.	Income Taxes

      The Company reported no income tax expense for each of the nine months ended September 30, 2003 and 2002 due to its operating losses. The continuing operating losses resulted in an increase in the valuation allowance of $6.2 million and $5.4 million during the nine months ended September 30, 2003 and 2002, respectively. Due to the Company’s history of operating losses, management cannot conclude that the Company’s deferred tax asset will be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the Company’s deferred tax assets as of September 30, 2003 and 2002.

11.	Subsequent Events

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

      We have incurred significant operating losses and negative cash flows from operations in each full fiscal year since January 1, 1996. We incurred a net loss of $15.5 million for the nine months ended September 30, 2003 and a loss of $42.0 million for the year ended December 31, 2002. As of September 30, 2003, we had an accumulated deficit of $104.5 million. We expect to incur additional losses as we expand our sales and marketing efforts, strengthen our infrastructure, improve our financial reporting processes and controls and continue to develop new products.

      In addition to the cash needed to fund our ongoing operations, there have been and will continue to be substantial demands on cash in connection with ongoing investigations by the SEC and the DOJ of our historical accounting and financial reporting and related matters, including restatements of our consolidated financial statements filed in the Company’s Annual Reports on Form 10-K for the years 2000 and 2001 and in our Quarterly Reports on Form 10-Q for the first and second quarters of 2002, as well as expenses related to shareholder litigation. (See Notes 1 and 2 to the condensed consolidated financial statements included in this report.)

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

      Among the major factors contributing to the fluctuation of our operating results for the nine months and the quarter ended September 30, 2003, compared to the same periods in 2002 were acquisitions of two significant businesses in 2002 and the divestitures of two product lines in the second quarter of 2003. Timm Medical was purchased on February 1, 2002 and the mobile prostate treatment businesses previously owned by USMD were purchased on September 30, 2002. Each of these acquisitions brought additional sales as well as additional costs. (See Notes 5 and 6 to the unaudited condensed consolidated financial statements.)

      Another factor affecting our results included a decision by our new management to concentrate our marketing efforts in areas related to our core technologies — cryoablation of tumors and vacuum therapy for treatment of erectile dysfunction. This decision resulted in the winding down of research and development activities associated with the Horizon Prostatic Stent and the SurgiFrost product line. Additionally, we embarked on a strategy aimed at divesting several non-core product lines. These divestitures occurring during the second and forth quarter of 2003 and include sales of assets and licensing of the intellectual property and manufacturing rights associated with the SurgiFrost product used in treatment of cardiac arrhythmia as well as the Dura II penile prosthesis and the urinary incontinence products acquired in the Timm Medical purchase.

      Finally, results in the third quarter of 2003 continued to be impacted by ongoing internal and regulatory investigations into our historical accounting and financial reporting and the resulting distraction of both management and sales personnel. In addition, negative publicity associated with these investigations, the fall in our stock price and the delisting of our stock from Nasdaq on January 16, 2003, all contributed to uncertainty among our customers regarding the viability of our business. Also as a result of these investigations, we have incurred significant legal and other costs related to addressing matters stemming from the investigations, including the need to appoint new independent auditors and a new Chief Executive Officer, President and Chief Financial Officer.

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

      The procedure fee typically includes a procedure “kit” containing cryoprobes and other disposables needed to perform a cryosurgical procedure, in addition to a service component. The service component of the procedure fee generally consists of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment. In certain instances, we will provide the service component of the procedure to the hospital as well as the devices. At other times, we will contract with a third party to perform the service component of the procedure and will remit a service fee to the third party upon invoicing the hospital. We also sell just the disposable devices to hospitals, without the service component, where the hospital either owns the equipment or independently contracts with a service provider.

      In addition to our cryosurgery products, we sell other urological products acquired when we purchased Timm Medical, a urological device manufacturer, in February 2002. We continue to sell our ErecAid vacuum therapy systems and RigiScan monitors, although in 2003 we either divested or discontinued the remaining product lines acquired in the Timm Medical purchase. The reduction in year-over-year sales of our Timm Medical urology products is primarily attributable to these divestitures. Sales of subsequently divested or discontinued product lines acquired in the Timm Medical purchase totaled $287,000 and $1,589,000 respectively, for the three and nine months ended September 30,2003 compared to $1,060,000 and $2,673,000 for the same periods in 2002, respectively.

      A portion of our revenue also comes from sales of the SurgiFrost cryosurgical line, which we developed for treatment of cardiac arrhythmia. In 2002 and through the first quarter of 2003, we sold these products to CryoCath under the terms of a distribution agreement. In April 2003, we licensed to CryoCath the manufacturing and intellectual property rights to these products and sold them related assets. Beginning with the first quarter of 2004, we became entitled to royalty income based on CryoCath’s continued sales of these products. (See Note 6 to our condensed consolidated financial statements.) Sales to CryoCath totaled $1,061,000 for the three months ended September 30, 2002. There were no sales to CryoCath in the third quarter of 2003.

      Revenues for the three months ended September 30, 2003 decreased 4.1% to $8,041,000 compared to $8,382,000 for the three months ended September 30, 2002. The reduction in revenues was partly attributable to lower sales of products we acquired in the purchase of Timm Medical. Third quarter sales of our Timm Medical products were down $1,282,000 compared to the same period in 2002, partly due to the divestiture of the Dura II line of implantable penile prosthesis. Sales to CryoCath also decreased $1,061,000 due to our divestiture of the SurgiFrost product line. In addition, following our acquisition of Timm Medical, sales personnel who came to the Company through the Timm Medical purchase were trained to sell our cryosurgical products. In many cases, they became responsible for both product lines. This served to dilute their efforts and resulted in lower revenues of our Timm Medical products.

      The reduction in revenues was partially offset by a $1,606,000 increase in sales of our disposable cryoprobes and procedures reflecting an increase in the number of procedures performed to 964 cases in the third quarter of 2003 from 665 in the third quarter of 2002. In addition, in the third quarter of 2003, we collected $450,000 in cash payments related to sales of our Cryocare Surgical System that were reversed in the restatement of our consolidated financial statements due to uncertainty regarding the customer’s intent or ability to pay for the equipment. This enabled us to book the $450,000 as revenue in the period we collected the receivable.

      Revenues for the nine months ended September 30, 2003 decreased 2.6% to $23,193,000 compared to $23,808,000 during the same period in 2002. Divestitures of the SurgiFrost and the Dura II lines, as well as the cross training of our sales personnel, as mentioned above, contributed to the lower sales performance for the first nine months of 2003 compared to the first nine months of 2002. Sales of our Timm Medical products declined by $923,000 for the nine months ended September 30, 2003 compared to the earlier period. Sales of our SurgiFrost product also decreased $1,239,000 to $351,000 in the nine months ended September 30, 2003 from $1,590,000 in the 2002 period.

      Sales also decreased by $2,263,000 due to the sale of fewer Cryocare Surgical Systems. We sold 20 Cryocare Surgical Systems in the first nine months of 2002 compared to 10 units in the first nine months of 2003. Offsetting the reduction in 2003 equipment sales was $781,000 in revenues recovered for Cryocare Surgical Systems sold during and prior to 2002 for which revenues were reversed or deferred in the restatement of our consolidated financial statements.

      These revenue reductions were also partially offset by an increase in sales of disposables and procedure fees related to our cryosurgical business. A total of 2,514 procedures was performed in the first three quarters of 2003 compared to 1,584 during the same period in the prior year. Sales of these products were up by $2,714,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

      Cost of Revenues. Cost of revenues consists of fixed and variable costs incurred in the manufacture of our products in addition to depreciation of Cryocare Surgical Systems placed in the field with customers, or with our sales and service personnel, under our placement program. We incur an additional cost of revenues in the form of a fee for equipment usage and other services when a procedure is performed on a Cryocare Surgical System owned by an unrelated service provider. That portion of the procedure fee remitted to the third-party service provider is charged to cost of revenues when the procedure is performed and billed. We retain a larger profit on procedures performed on systems owned by us where no outside service fees are incurred. In addition, we have incurred charges for product warranties as well as excess and obsolete inventory, shrinkage and other inventory carrying costs. Also included in cost of revenues are costs of maintaining patents or other intellectual property rights to processes or technologies related to our products, royalties on product sales and amortization of developed technology acquired in connection with our acquisition of Timm Medical.

      Cost of revenues for the three months ended September 30, 2003 decreased 9.5% to $4,094,000 compared to $4,526,000 for the three months ended September 30, 2002. Divestiture of both the Dura II line acquired from Timm Medical and the SurgiFrost line sold to CryoCath account for a portion of the reduction in cost of revenues. The reduction in sales of Cryocare Surgical Systems in 2003 compared to 2002 also contributed to a lower cost of revenues in the 2003 quarter. These reductions in cost of revenues were partially offset by growth in sales of cryosurgical probes and procedure fees as discussed above. Also offsetting the decline in capital equipment sales was the increase in payments of procedure fees to third party cryosurgical service providers.

      Cost of revenues for the nine months ended September 30, 2003 decreased 3.8% to $11,559,000 compared to $12,019,000 in 2002. The drop in cost of revenues was partially due to divestiture of product lines and reduction in capital equipment sales, as discussed above. Another reason for the lower cost of revenues for the nine-month period in 2003 was the absence of cost of revenues related to sales of Cryocare Surgical Systems that were reversed in the first three quarters of 2002. Cost of revenues in the nine months ended September 30, 2002 included 16 Cryocare Surgical Systems for which revenues were originally reported in 2002 but were reversed in the restatements of our consolidated financial statements. In the third quarter of 2002, we shipped five systems to customers for which we recorded cost of sales but did not recognize revenue. Due to the fact that our customers retained possession of these systems, we did not reverse the related cost of revenues.

      Gross Margins. Gross margins on revenues increased to 49.1% for the three months ended September 30, 2003 compared to 46.0% for the three months ended September 30, 2002. The principal reason for the margin improvement in the third quarter of 2003 compared to the same period in 2002 was the absence of cost of revenues related to Cryocare Surgical Systems shipped to customers in 2002 for which we could not recognize revenue, as discussed in above. Partly offsetting the impact of revenue reversals on equipment sales were changes in product mix resulting from divestitures of higher margin products and an increase in the percentage of our cryosurgical procedures serviced by third parties to whom we pay a service fee. Gross margins in the third quarter of 2003 were also favorably impacted by $450,000 in revenues recovered for units sold in 2002 and prior.

      Gross margins on revenues for the nine months ended September 30, 2003 increased to 50.2% compared to 49.5% for the same period in 2002. While the absence of reversed system sales and recoveries of revenues for systems sold in prior years favorably impacted the nine month period in 2003, the increase in payments of procedure fees to third parties put downward pressure on our gross margins.

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

      Research and development expenses for the three months ended September 30, 2003 decreased 36.1% to $313,000 compared to $490,000 for the three months ended September 30, 2002. The decrease was primarily attributable to our discontinuing development of the Horizon Prostatic Stent and the ThermaStent for treatment of BPH. In addition we discontinued formerly significant research and development activities associated with our SurgiFrost cardiac products prior to the sale and licensing of these products to CryoCath in April 2003. Research and development expenses in 2003 were primarily related to the design, development, and testing of our new CS System for the prostate cancer market. As a percentage of revenues, research and development expenses decreased from 5.8% in the year 2002 to 3.9% during the three months ended September 30, 2003.

      Research and development expense for the nine months ended September 30, 2003 decreased 50.7% to $1,011,000 compared to $2,052,000 for the same period in 2002. As a percentage of revenues, research and development expenses decreased from 8.6% to 4.4%. The variances are attributable to the reasons stated above.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of salaries, commissions and related benefits and other overhead costs for employees and activities in the areas of sales, marketing, customer service, clinical services, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants and suppliers are included where their services or products are related to selling, general and administrative activities. Costs of insurance premiums, including for directors’ and officers’ liability and products liability coverage, are also included in this category. Expenses associated with advertising, trade shows, promotional and training costs related to marketing our products are also classified as selling, general and administrative expenses as are the costs of conducting clinical research studies for the purpose of collecting clinical data used in promoting our products.

      Selling, general and administrative expenses for the three months ended September 30, 2003 increased 73.7% to $14,606,000 compared to $8,408,000 for the three months ended September 30, 2002. As a percentage of revenues, selling, general and administrative expenses were 181.6% and 100.3% for the third quarters of 2003 and 2002, respectively.

      Approximately $7.5 million of the cost increase in selling, general and administrative expenses is related to investigations by our audit committee, the SEC and the DOJ into possible accounting irregularities, including related legal fees and settlements and audit expenses and severance payments to former executives. Of this amount, approximately $3.2 million represents severance-related payments made to our former CEO and CFO, which included a $1.7 million non-cash charge taken for issuing 385,000 options to our former CFO following his separation.

      The 2003 costs for the urological portion of our business included a full nine months of operations while 2002 represented seven months of expenses following the February 2002 acquisition of Timm Medical.

      Partially offsetting these non-recurring costs were some savings in general and administrative costs resulting from consolidation of certain administrative functions, formerly performed at our subsidiary locations in Eden Prairie, MN and Winter Park, FL, at our Irvine, CA headquarters. In addition, we significantly downsized our Timm Medical operations in Eden Prairie and closed our office in Winter Park. As a result of consolidating these operations, we were able to reduce headcount by 18%, from 196 employees at September 30, 2002 to 161 at September 30, 2003.

      Selling, general and administrative expenses for the nine months ended September 30, 2003 increased 50. 0% to $36,113,000 compared to $24,075,000 for the same period in 2002. The increase is primarily attributable to the non-recurring costs related to investigations into our historical accounting and financial reporting, offset by some cost savings in our operations as discussed above.

      Interest Income, Net. Interest income, net for the three months ended September 30, 2003 was $79,000 compared to $317,000 for the three months ended September 30, 2002. The drop in net interest income in 2003 compared to 2002 resulted from declining cash balances throughout 2003 combined with lower interest rates.

      Interest income, net for the nine months ended September 30, 2003 was $491, 000 compared to $935,000 for the nine months ended September 30, 2002. The reduction was primarily due to reasons stated above.

      Minority Interests. Minority interests represent earnings attributable to minority investors in the mobile prostate treatment businesses we acquired from USMD on September 30, 2002. The amount recorded for minority interests was $220,000 and $464,000 for the three months and nine months ended September 30, 2003, respectively. Since we did not own these businesses in the corresponding periods in 2002, we did not record minority interest for those periods.

      Gain on Divestitures, Net. We recorded a net gain of $9.9 million related to the divestiture of several product lines and related assets. In April 2003, we licensed intellectual property and manufacturing rights to the SurgiFrost cardiac product line, and sold the related inventory and fixed assets, to CryoCath. We reported a total gain on this transaction of approximately $10 million in the second quarter of 2003. Also in April 2003, we sold the intangibles and inventory related to our Dura II products to American Medical Systems for $2.2 million resulting in a $35,000 loss.

      Net Loss. Net loss for the three months ended September 30, 2003 was $11,113,000 or $0.46 per diluted share on 24,182,004 weighted average shares outstanding, compared to a net loss of $4,725,000, or $0.19 per share on 24,279,000 weighted average shares outstanding for the same period in 2002. The loss for the three months ended September 30, 2003 as compared to net loss for the same period in 2002 increased as a result of higher selling, general and administrative expenses due to significant non-recurring costs associated with accounting investigations.

      Our net loss for the nine months ended September 30, 2003 was $15,539,000, or $.64 per diluted share, on 24,163,235 weighted average shares outstanding, compared to a net loss of $13,403,000 ,or $.56 per share, on 23,695,667 weighted average shares outstanding for the same period in 2002.

Liquidity and Capital Resources

      Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2003, we had an accumulated deficit of $104.5 million and cash and cash equivalents of $29.7 million. We currently have no long-term debt, and no long-term financial obligations other than under operating leases and purchase commitments for raw material used in manufacturing our products. Although we believe that our existing cash and marketable securities will be sufficient to fund our working capital requirements, capital expenditures and other obligations through 2004, there are certain risks and uncertainties that could, in the future, change our opinion regarding the adequacy of our capital.

      After September 30, 2003, our cash reserves continued to decline. From October 1, 2003 through March 31, 2004, our cash was principally used to fund a total of $18.5 million in operating losses, including $6.7 million in non-recurring legal and accounting fees associated with the on-going investigations of our historical accounting and financial reporting and $0.3 million in executive severance costs. These expenses were partially offset by $2.5 million in proceeds from the sale of our cardiac related product manufacturing operations to CryoCath.

      In addition to the payments described in the prior paragraph, in February 2004 we paid approximately $1.5 million in directors’ and officers’ liability insurance premiums, and we paid approximately $1.9 million to BioLife to settle litigation, as described above in Note 7 to our condensed consolidated financial statements. During the first quarter of 2004 we incurred approximately $3.3 million in non-recurring legal and accounting fees associated with the ongoing investigations into possible irregularities in our accounting and financial reporting in earlier periods.

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

      Since March 2003, management has implemented and continues to implement significant changes in organization, policies and procedures designed to enhance our disclosure controls and procedures and the related internal controls. These include, among other measures: new restrictions and guidelines governing sales personnel, terms and conditions of sale and revenue recognition; new and more stringent credit approval policies; new policies governing approval, review and recording of expenditures and other legal and financial transactions; new procedures governing documentation and approval of options and warrants issued in connection with legal and financial transactions; and new internal reporting procedures. Nevertheless, during much of 2003, many of these enhancements to our disclosure controls and procedures and the related internal controls were not yet in place, or were only partially in place. For this reason, management has undertaken an extensive and substantive review and evaluation of all financial transactions that, individually or collectively, could have a material impact on the information contained in this Form 10-Q. These review procedures, in combination with the changes in internal control that have been implemented as of the date of the filing of this report, form the basis for our determination that the financial statements and other information contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the nine months ended September 30, 2003 and 2002.

      (b) Changes in Internal Controls. Except as described above in subsection (a) of this Item 4, there was no change in our internal control over financial reporting during our third fiscal quarter for 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      We are a party to lawsuits in the normal course of our business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We can provide no assurance that significant judgments or settlements in connection with the legal proceedings described below will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 7 to the condensed consolidated financial statements included herein and “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than as described below, we are not a party to any material legal proceedings.

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

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

Exhibit No.		Description

2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2	.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCath Technologies Inc.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(8)	Amended and Restated Bylaws of the Company.
10	.1(8)	Consulting Agreement, dated as of August 27, 2003, by and between the Company an Craig T. Davenport.
10	.2†(8)	First Amendment to Employment Agreement, dated as of September 14, 2003, by and between the Company and Katherine Greenberg.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit with our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits with our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit with our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit with our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit with our Form 10-K filed on March 15, 2004.

(b)	Reports on Form 8-K

      We filed a Form 8-K under Item 5 on September 19, 2003 to report that our former independent auditor, KPMG LLP, had sent a letter to our audit committee dated September 16, 2003 advising the audit committee that KPMG LLP’s report dated February 19, 2002, except as to notes 1 and 15, which were as of March 25, 2002, on our consolidated financial statements as of December 31, 2000, and for the years ended December 31, 2000 and 1999, could no longer be relied upon.

      We filed a Form 8-K under Item 5 on September 24, 2003 to report that: (i) we had entered into a separation agreement, consulting agreement and release with Paul Mikus, our former chairman and chief executive officer, as well as an escrow agreement with respect to the termination payment and consulting fee payable to Mr. Mikus pursuant to his separation agreement and his consulting agreement; (ii) we had entered into an escrow agreement with John Cracchiolo, our former chief operating officer, chief financial officer and secretary, with respect to the termination payment payable to Mr. Cracchiolo pursuant to his employment agreement; (iii) Mr. Mikus had resigned as a member of our board of directors and as our chairman; and (iv) Terrence A. Noonan had been appointed to our board of directors.

      We furnished a Form 8-K under Item 12 on September 26, 2003 to report the release of our re-audited financial results for the years ended December 31, 2000 and 2001, as well as the audited financial results for the year ended December 31, 2002.

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

Katherine Greenberg
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 28, 2004

EXHIBIT INDEX

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2	.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCath Technologies Inc.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(8)	Amended and Restated Bylaws of the Company.
10	.1†(8)	First Amendment to Employment Agreement, dated as of September 14, 2003, by and between the Company and Katherine Greenberg.
10	.2(8)	Consulting Agreement, dated as of August 27, 2003, by and between the Company an Craig T. Davenport.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit with our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits with our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits with our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit with our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit with our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit with our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit with our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit with our Form 10-K filed on March 15, 2004.