Form 10-Q
period 2004-06-30
ENDOCARE INC
filed 2004-08-09
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      (1) Yes ☑     No ☐; (2) Yes ☑     No ☐.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes ☑     No ☐

      The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at June 30, 2004 was 24,007,482.

Form 10-Q, Quarter Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Unaudited)
Total revenues	$8,312,359	$7,490,367	$15,693,983	$15,152,151

Costs and expenses:
Cost of revenues	4,313,299	3,469,503	8,547,381	7,465,548
Research and development	451,674	365,437	988,055	698,250
Selling, general and administrative	9,089,147	11,979,009	20,268,637	21,526,866

Total costs and expenses	13,854,120	15,813,949	29,804,073	29,690,664

Loss from operations	(5,541,761)	(8,323,582)	(14,110,090)	(14,538,513)
Gain on divestitures, net	50,523	9,944,424	50,523	9,944,424
Interest income	26,973	218,096	71,863	439,325
Interest expense	—	(22,521)	—	(27,298)

Income (loss) before minority interests	(5,464,265)	1,816,417	(13,987,704)	(4,182,062)
Minority interests	(155,392)	(154,965)	(255,428)	(244,384)

Net income (loss)	$(5,619,657)	$1,661,452	$(14,243,132)	$(4,426,446)

Net income (loss) per share of common stock — basic and diluted
Basic	$(0.23)	$0.07	$(0.59)	$(0.18)
Diluted	(0.23)	0.07	(0.59)	(0.18)
Weighted average shares of common stock outstanding:
Basic	23,999,882	24,155,740	24,095,318	24,153,862
Diluted	23,999,882	25,287,911	24,095,318	24,153,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$11,369,837	$23,976,539
Accounts receivable, net	3,712,392	3,822,570
Inventories	4,325,914	2,609,046
Prepaid expenses and other current assets	3,484,434	4,432,578

Total current assets	22,892,577	34,840,733
Property and equipment, net	4,670,781	5,638,579
Goodwill	17,538,224	17,538,224
Intangibles, net	11,143,742	11,745,778
Investments and other assets	1,619,156	2,233,601

Total assets	$57,864,480	$71,996,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,585,996	$3,035,242
Accrued compensation	3,374,973	3,858,527
Other accrued liabilities	9,572,339	8,942,830

Total current liabilities	16,533,308	15,836,599
Minority interests	711,909	839,029

Total liabilities	17,245,217	16,675,628

Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized: 24,007,482 and 24,183,254 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	24,007	24,390
Additional paid-in capital	169,217,273	171,875,434
Accumulated deficit	(128,622,017)	(114,378,885)
Deferred compensation	—	(107,271)
Treasury stock at cost, 206,200 shares at December 31, 2003	—	(2,092,381)

Total stockholders’ equity	40,619,263	55,321,287

Total liabilities and stockholders’ equity	$57,864,480	$71,996,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Net cash used in operating activities	$(14,344,198)	$(7,856,753)
Cash flows from investing activities:
Sales of property and equipment	219,835	—
Purchases of property and equipment	(398,107)	(440,165)
Proceeds from divestitures	2,500,000	6,980,000
Intangibles	—	(61,000)
Sale of available for sale securities	—	22,183,160
Other assets	270,445	(1,259,867)

Net cash provided by investing activities	2,592,173	27,402,128

Cash flows from financing activities:
Stock options and warrants exercised	31,600	20,312
Partnership distributions to minority interests	(382,548)	(222,202)
Treasury stock received in settlement	(503,729)	—

Net cash used in financing activities	(854,677)	(201,890)

Net increase (decrease) in cash and cash equivalents	(12,606,702)	19,343,485
Cash and cash equivalents, beginning of period	23,976,539	18,177,825

Cash and cash equivalents, end of period	$11,369,837	$37,521,310

Non-cash activities:
Transfer of inventory to property and equipment	$235,936	$594,387
Retirement of treasury shares held	2,596,110	—
Deferred compensation on options forfeited	93,905	—
Unrealized loss on available for sale securities	—	12,466

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

      Following the rules and regulations of the Securities and Exchange Commission (the “SEC”); the Company has omitted footnote disclosures in the report that would substantially duplicate the disclosures contained in the Company’s annual audited financial statements. The accompanying condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K, filed with the SEC on March 15, 2004.

      The accompanying condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals, needed to present fairly the financial results for these interim periods. The condensed consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

      All intercompany transactions and accounts have been eliminated in the consolidation.

2.	Recent Operating Results and Liquidity

      The Company’s operating results for the second quarter and for the first six months of 2004 reflect the impact of divestitures in 2003 of certain non-core lines of business. While these divestitures provided non-recurring infusions of cash and have allowed the Company to better concentrate on its core businesses, they have also eliminated some sources of revenue and gross profit for the Company. In addition, while the Company has continued to make progress in lowering its recurring selling, general and administrative costs throughout 2003 and 2004, the Company expects to record another loss for fiscal 2004 and has continued to experience significant non-recurring costs associated with ongoing investigations and other matters related to its historical accounting and financial reporting. These non-recurring costs were approximately $14.3 million during the fiscal year 2003 (including executive severance charges of $3.6 million) and $3.5 million and $5.3 million net of insurance reimbursement for defense-related costs in the first six months of 2003 and 2004, respectively. The costs in the six months ended June 30, 2003 and 2004 are primarily legal, audit and accounting support fees. For the six months ended June 30, 2004 a portion of these costs also related to the Company’s efforts to achieve compliance with section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes 404”) by the December 31, 2004 deadline.

      Since inception, the Company has incurred losses from operations and has reported negative cash flows. As of June 30, 2004, the Company had an accumulated deficit of $128.6 million and cash and cash equivalents of $11.4 million. In addition to the cash needed to fund the Company’s ongoing operations, there will continue to be substantial demands on cash related to ongoing investigations of the Company’s historical accounting and financial reporting. There may also be material cash payments required in connection with resolving a class action and a derivative law suit (see Note 8). The Company may be required to pay judgments or settlements and to incur expenses in defending against these claims that could exceed the Company’s directors’ and officers’ liability insurance coverage. Regulators may fine the Company when the investigations are complete.

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also faces potentially large cash expenditures in the future related to directors’ and officers’ liability insurance and indemnification obligations, delinquent state and local tax obligations, as well as additional investment needed to bring the Company into compliance with SEC rules and regulations, including with Sarbanes 404. The Company may also incur costs related to its efforts to regain listing on a national exchange or market.

      While the Company has continued to experience growth in cryosurgical probe and procedure revenues through the first six months of 2004 and has significantly reduced its selling, general and administrative costs before non-recurring expenses and insurance recoveries, through this period compared to the same period in 2003, it is not expected to reach break-even or cash flow positive in 2004. The Company will use cash reserves to finance its cash flow deficit throughout the remainder of 2004. In order to continue as a going concern, the Company will need to raise additional capital to fund operations through the sale of debt or equity securities to public or private investors, the sale or licensing of its assets or incurring debt secured by the Company’s assets. Additional capital may not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced.

3.	Restructuring and Cost Reductions

      In June 2004, the Company initiated a cost-reduction program, which includes consolidation of certain sales functions and territories, streamlining of its corporate organizational structure, reduction in staffing, and elimination of less promising research and development, clinical and marketing activities. In addition, management is reviewing product design and manufacturing processes in an effort to identify potential cost efficiencies and is renegotiating the Company’s contracts with third party cryo-service providers in order to improve gross margins.

      As part of this cost-reduction program, the Company incurred total severance and related costs in June 2004 of $319,000 in connection with the elimination of 19 positions. This reduction in work force is expected to generate $2.3 million in annualized savings. This action follows the December 2002 divestiture of a Winter Park, Florida billing subsidiary and the 2003 downsizing of its Timm Medical Technologies, Inc. (“Timm Medical”) operations in Eden Prairie, Minnesota. These earlier restructurings have contributed to a $3 million overall improvement in selling, general and administrative expenses in the first six months of 2004, compared to the same period last year. Combined, cuts in workforce have resulted in a net headcount reduction from 194 employees at the end of 2002 to 150 employees as of June 30, 2004.

4.	Stock-Based Compensation

      At June 30, 2004, Endocare had four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options granted to employees is reflected in net income (loss) and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock, or the exercise price. Compensation costs for fixed awards that are subject to vesting are recognized pro-rata over the vesting period. In practice, the Company has only awarded stock options to its employees with exercise prices equal to the fair market value of the stock at the date of grant.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss), as reported(a)	$(5,619,657)	$1,661,452	$(14,243,132)	$(4,426,446)
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards(b)	4,383	6,194	13,103	12,388
Less: Stock-based compensation expense determined under the fair-value-based method for all awards	(983,866)	(2,183,808)	(1,804,178)	(3,658,666)

Net adjustment	(979,483)	(2,177,614)	(1,791,075)	(3,646,278)

Net loss, as adjusted	$(6,599,140)	$(516,162)	$(16,034,207)	$(8,072,724)

Basic and diluted loss per share:
As reported	$(0.23)	$0.07	$(0.67)	$(0.18)

As adjusted	$(0.27)	$(0.02)	$(0.59)	$(0.33)

(a)	In the past, the Company had issued stock options and warrants to consultants for services performed. Compensation expense for the fair value of these options is determined by the Black-Scholes option-pricing model and is charged to operations over the service period or as the performance goals are achieved. Such expense is included in net loss as reported.

(b)	Since the Company issues options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense is recorded for options issued to employees, except for compensation expense equal to the intrinsic value of unvested options assumed in the Company’s acquisition of Timm Medical and amortized over the remaining vesting period.

5.	Goodwill and Intangible Assets

      The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill and identifiable intangible assets. The Company had no reported goodwill prior to January 1, 2002. The Company does not amortize goodwill, which is consistent with the provisions of SFAS No. 142, Goodwill and other Intangible Assets, but goodwill is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS no. 142, the Company uses a discounted cash flow methodology to assess the fair values of its reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the six months ended June 30, 2004 and, as a result, interim impairment testing was not required.

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets that are deemed to have finite useful lives are recorded at cost and amortized using the straight-line method over their estimated useful lives. Estimated useful lives of such intangible assets are as follows:

Trade name	15 years
Domain name	5 years
Covenant not to compete	3 to 5 years
Developed technology	15 years
Patents	3 to 15 years

      Changes in circumstances (for example, changes in laws or regulations to which the Company is subject, technological advances or changes in the Company’s strategies) may result in changes to the useful lives from initial estimates. Factors such as changes in the planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements and may result in shorter useful lives. In such circumstances, the Company will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life. There were no changes in estimated useful lives during 2003 and the first six months of 2004.

6.	Amendment to Purchase Agreement of the Mobile Prostate Treatment Business

      On September 30, 2002, the Company completed the acquisition of certain general and limited equity interests in the mobile prostate and benign prostatic hyperplasia (“BPH”) treatment businesses (“Mobile Businesses”) from a group of affiliated companies collectively known as USMD. Under the original agreement, the Company agreed to forgive $7.7 million in loans and an earnest deposit if the Mobile Businesses achieve $12 million in gross revenues during the period October 1, 2002 to December 31, 2005 (the “Forgiveness Period”). The purchase agreement was amended February 2004 to extend the Forgiveness Period to December 31, 2008. In addition, effective January 1, 2004, the Company reduced the service fee it pays to one of the partnerships for the use of their Cryocare Surgical Systems from $2,500 to $2,000 per procedure, representing an adjustment to market rate. As a result, the reduction in service fee does not require a reallocation of goodwill.

7.	Dispositions

      In 2003, the Company refocused its strategy on its core technological competence and primary market emphasis in the area of minimally invasive technologies for tissue and cancer ablation. Part of this strategy entailed divestiture of certain product lines unrelated to the Company’s core businesses, including the sale of the Dura II penile implants, the cardiac-related product manufacturing operations and license of related technology, and the urinary incontinence and urodynamics product lines.

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

Cryosurgical Products for Cardiac Applications

      On April 14, 2003, the Company sold its cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath Technologies, Inc. (“CryoCath”) for $10 million and a nine-year descending royalty based on net sales of products incorporating the licensed technology. Upon consummation

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the sale, the Company terminated its pre-existing distribution agreement with CryoCath. CryoCath was the exclusive distributor for cryoprobes and consoles in connection with the SurgiFrost system, a cryoablation system designed to treat cardiac arrhythmias. The sale resulted in a gain of $10 million in the second quarter of 2003. The $10 million was collected in four installments, three in 2003 and one in the first quarter of 2004. The royalty stream decreases from 10% to 3% of net sales from the SurgiFrost system during the period from 2004 to 2012. Royalty income from sales of CryoCath products was $162,000 and $293,000 for the three-month and six-month periods ended June 30, 2004, respectively.

Minnesota Facility

      Subsequent to the acquisition of Timm Medical, the Company undertook a review of the Company’s operational and financial infrastructure. To maximize operational efficiency and resource utilization, the Board of Directors approved a plan in the first quarter of 2003 to downsize Timm Medical’s operations in Minnesota after the sale of the Dura II and urinary incontinence product lines. With the exception of certain marketing and financial functions, all operations were transferred to the Company’s Irvine, California, headquarters in June 2003 or were outsourced. The cost of the restructuring totaled $386,000, which included $266,000 in severance payments and $120,000 in lease losses for vacating the unused leased space. These losses were recorded in the second quarter of 2003 upon communication of the separation terms to the affected employees. Since that time, in order to improve service levels related to its Timm Medical products, the Company has returned packaging and shipping operations for its ErecAid products back to the Eden Prairie location.

Urinary Incontinence and Urodynamics

      On October 15, 2003, Timm Medical agreed to sell the manufacturing assets related to its urodynamics and urinary incontinence product lines to SRS Medical Corp. (“SRS”) for a $2,694,000 note. The note bears interest at 7.5% and is secured by the assets sold. Under the terms of the original agreement, quarterly payments were to begin on March 31, 2004, equal to the higher of (a) minimum quarterly payments as defined or (b) 15% of the net revenues related to the urinary incontinence assets acquired and 15% of the net revenues related to SRS’ existing urodynamics business, including the urodynamics assets acquired. These minimum quarterly payments were to commence at $112,500 for the quarter ended March 31, 2004, and increase to $298,000 for the quarter ended March 31, 2007. Amounts which remain outstanding at March 31, 2007 were to be payable at $250,000 per quarter thereafter until fully paid. The carrying values of the urodynamics and urinary incontinence related assets were $1,314,000 on the date of sale. Management concluded that collection of the note from SRS was not reasonably assured. As a result, a loss of $1,314,000 was recorded in the fourth quarter of 2003 equal to the carrying value of the assets sold. Collections on the note, if any, are reported as gain in the period received. In March 2004, the Company agreed to amend the purchase agreement to reduce the minimum quarterly payments to $45,000, increasing to $60,000 for the quarter ended December 31, 2005. Amounts which remain outstanding at December 31, 2005 will be payable at $60,000 per quarter until the outstanding principal and accrued interest are paid in full. On May 14, 2004 the Company received the first payment from SRS under the note in the amount of $51,000, which was reported as a gain on divestitures.

Mobile Prostate Treatment Businesses

      In late 2003 and early 2004, the Company initiated the dissolution of five of the 13 partnerships acquired from U.S. Medical Development, Inc., and its affiliates, U.S.M.D., Ltd. and U.S.M.D. I L.L.C. (collectively “USMD”), two of which were engaged in BPH treatment and three of which were engaged in cryosurgical procedures for prostate cancer. The BPH partnerships discontinued operations beginning in the first quarter of 2003 due to significant reduction in payor reimbursements and the Company’s desire to exit the non-core BPH business. The Company elected to terminate the cryosurgical partnerships due to decisions by certain of the limited partner physicians to withdraw from these partnerships. After the dissolution, the Cryocare Surgical

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Systems held by these partnerships will be redeployed to other markets as placement units. The assets held by the BPH partnerships will be liquidated.

8.	Commitments and Contingencies

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

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denying the Company’s motion to dismiss the consolidated complaint. The Company intends to defend the case vigorously, but cannot assure you that it will be resolved in the Company’s favor.

      On December 6, 2002, Frederick Venables filed a purported derivative action against the Company and certain former officers and certain current and former board members in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Pursuant to a stipulation filed on or about April 23, 2004 and approved by the court, the deadline to respond to the complaint has been stayed until 2005. The complaint seeks unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding the Company’s revenues and expenses in press releases and SEC filings. The Company intends to defend the case vigorously, but cannot assure you that it will be resolved in the Company’s favor.

      While the Company carries $20 million of directors and officers’ liability insurance coverage, the three excess carriers, representing $15 million of the $20 million of coverage, have filed arbitration complaints seeking rescission of the policies. The primary carrier has agreed to reimburse the Company’s defense costs up to the limits of its $5 million policy subject to a $0.5 million deductible. The amount of settlement accruals, net of reimbursement from the primary carrier for prior defense-related costs, was not material to selling, general and administrative expenses and net loss for the three-month and six-months periods ended June 30, 2004. Management’s evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows for a future quarter.

      On November 26, 2002, BioLife Solutions, Inc. (“BioLife”) filed an action against the Company in the Delaware Court of Chancery seeking damages for alleged breaches of contract stemming from the Company’s acquisition, pursuant to an asset purchase agreement dated May 28, 2002, of the tangible and intangible assets related to BioLife’s cryosurgical business. In the action, styled as BioLife Solutions, Inc. v. Endocare, Inc., Del. Ch., C.A. No. 20057-NC, BioLife alleged that the Company failed to timely register 120,022 shares of its common stock that were provided to BioLife in connection with the asset purchase agreement, in violation of a registration rights agreement relating to the shares that was executed in conjunction with the asset purchase agreement. On February 20, 2004, the Company agreed with BioLife to settle all claims for $1,887,000, plus return by BioLife to the Company of the 120,022 shares of the Company’s common stock referred to above.

      The SEC is currently conducting an investigation to determine whether any federal securities laws were violated in connection with the filing of the Company’s financial statements for 2001 and the first two quarters of 2002, including investigation into allegations that the Company and certain of the Company’s current and former officers and directors issued or caused to be issued false and misleading statements regarding the Company’s revenues and expenses in those SEC filings. On June 30, 2004, the Company reported receipt of a “Wells Notice” from the SEC and the issuance of “Wells Notices” to former members of its senior management, former sales personnel, and its current head of sales and marketing. On July 23, 2004, the Company reported the receipt of “Wells Notices” from the SEC by two former members and one current member of its board of directors, all of whom are former members of the audit committee. The Company is cooperating fully with this investigation, but can provide no assurance that this matter will be resolved in its favor.

      The Department of Justice (“DOJ”) is currently conducting an investigation into allegations that the Company and certain of its current and former officers and directors intentionally issued or caused to be issued false and misleading statements regarding the Company’s revenues and expenses in SEC filings. The Company is cooperating fully with this investigation but can provide no assurance that this matter will be resolved in its favor.

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Related Party Transactions

Loans to Officers

      In November 1999, the Company received a full recourse promissory note for $1,028,000 in connection with the sale of 175,000 common shares at fair value to the Company’s then Senior Vice President, Sales and Marketing. The four-year note bore interest at 5.99% per annum, payable annually, and was recorded as a reduction in stockholders’ equity. The Company agreed to forgive the principal on the note ratably over four years subject to performance of certain objectives that were to be mutually agreed upon by the borrower and the Company and subject to the borrower remaining an employee of the Company. The Company forgave $64,000 and $129,000 for the three months and six months ended June 30, 2003, respectively, which was recorded as compensation expense (included in selling, general and administrative expense). At December 31, 2003, the full value of the note had been written off.

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

10.	Capital Stock and Earnings Per Share

      During the first quarter of 2004, the Company retired 326,222 of its common shares held in treasury, including 120,022 shares purchased from BioLife for $504,000 in February 2004, in connection with settlement of its litigation with this company (see Note 8).

      Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented. For periods when the

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company reported a net loss, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss, as reported	$(5,619,657)	$1,661,452	$(14,243,132)	$(4,426,446)
Basic and diluted loss per common share	$(0.23)	$0.07	$(0.59)	$(0.18)
Basic weighted average shares	23,999,882	24,155,740	24,095,318	24,153,862
Dilutive effect of outstanding stock options and warrants	—	1,132,171	—	—
Diluted weighted average shares	23,999,882	25,287,911	24,095,318	24,153,862

11.	Income Taxes

      The Company reported no income tax expense for each of the six months ended June 30, 2004 and 2003 due to its operating losses. The continuing operating losses resulted in an increase in the valuation allowance of $5.7 million and $1.8 million during the six months ended June 30, 2004 and 2003, respectively. Due to the Company’s history of operating losses, management has determined that it is more likely than not that the Company’s deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the Company’s deferred tax assets as of June 30, 2004 and 2003.

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

Overview

      We are a medical device company focused on developing, manufacturing and selling cryosurgical products with the potential to improve the treatment of cancer and other tumors and on manufacturing and marketing vacuum technology as a non-pharmacological option for treatment of erectile dysfunction. Our cryosurgical products include a computerized device (the “Cryocare Surgical System”), and disposable cryoprobes and temperature probes used to safely and effectively freeze cancerous tissue, or other tumors, through our proprietary argon gas-based technology. We recently introduced the next generation of our Cryocare Surgical System, the Cryocare CS. Our erectile dysfunction products, sold through our wholly-owned subsidiary, Timm Medical, include the ErecAid Esteem and the ErecAid Classic for treatment of impotence as well as the RigiScan for diagnostic evaluation of this condition.

      Currently, our cryosurgical products are sold chiefly to hospitals for the treatment of prostate cancer. In addition, we are exploring the application of our cryosurgical technologies for ablation of other tumors, specifically in the treatment of tumors of the kidney, lung and liver, and for pain management related to metastatic bone cancer. We sell our vacuum therapy products for treatment of erectile dysfunction primarily to individual patients on a prescription basis. Our RigiScan products are sold to physicians.

      We have incurred significant operating losses and negative cash flows from operations in each full fiscal year since January 1, 1996. We incurred a net loss of approximately $14.2 million for the six months ended June 30, 2004 and a loss of $25.4 million for the year ended December 31, 2003. As of June 30, 2004, we had an accumulated deficit of $128.6 million. We expect to incur additional losses as we continue our sales and marketing efforts, upgrade our infrastructure, strengthen our financial reporting processes and controls, and improve our products.

      In addition to the cash needed to fund our ongoing operations, there have been and will continue to be substantial demands on cash in connection with ongoing investigations by the SEC and DOJ into our historical accounting and financial reporting and matters stemming from these investigations, including expenses related to shareholder litigation. (See Notes 2 and 8 to the condensed consolidated financial statements included in this report.)

      In June 2004, we adopted a cost-reduction program, which includes consolidation of certain sales functions and territories, streamlining of our corporate organizational structure, reduction in staffing, and elimination of less promising research and development, clinical and marketing activities. In addition, we are reviewing our product design and manufacturing processes in an effort to identify potential cost efficiencies and are renegotiating our contracts with third party cryo-service providers in order to improve our gross margins.

      As part of this cost-reduction program, we incurred total severance and related costs in June 2004 of $319,000 in connection with the elimination of 19 positions. This reduction in work force is expected to generate $2.3 million in annualized savings. This action follows the December 2002 divestiture of our Winter Park, Florida billing subsidiary and the 2003 downsizing of our Timm Medical operations in Eden Prairie, Minnesota. These earlier restructurings have contributed to a $3 million overall improvement in selling, general and administrative expenses in the first six months of 2004, compared to the same period last year. Combined, these reductions in workforce have resulted in a net headcount reduction from 194 employees at the end of 2002 to 150 employees as of June 30, 2004.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

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

      In addition to our cryosurgery products, we sell other products acquired when we purchased Timm Medical, a urological device manufacturer, in the first quarter of 2002. We continue to sell our ErecAid vacuum therapy systems and RigiScan monitors, although in 2003 we either divested or discontinued the remaining urological product lines acquired in the Timm Medical purchase. The reduction in year-over-year sales of our Timm Medical products is largely attributable to these divestitures. Sales of divested or discontinued product lines acquired in the Timm Medical purchase totaled $1,300,000 for the first six months of 2003.

      Revenues for the three months ended June 30, 2004 increased 11.0% to approximately $8,312,000 compared to $7,490,000 for the three months ended June 30, 2003. The increase in revenues was primarily attributable to growth in sales of disposables and procedure fees related to our cryosurgical business, partially offset by the impact of divestitures of non-core product lines in 2003.

      The number of cryosurgical procedures performed, and related sales of disposable products used in these procedures, grew significantly in the three months ended June 30, 2004 compared to the same period in 2003. Procedures increased 55.1%, from an estimated 833 in the second quarter of 2003 to an estimated 1,292 in the second quarter of 2004, while the related revenues increased 44.2%, from $4,042,000 in the earlier quarter to $5,830,000 in the second quarter of 2004. Contributing to growth in sales of cryosurgical products was an increase in sales of these products into the interventional radiology market. Our average revenue per cryosurgical procedure declined slightly during the first six months of 2004 compared to the same period in 2003. This is partly due to an increase in sales of our cryosurgical disposables, without the service component, directly to hospitals or other service providers, and partly due to pricing pressure from certain of our large hospital customers.

      Sales of our Timm Medical product lines decreased 21.8% from $2,643,000 in the three months ended June 30, 2003 to $2,068,000 in the three months ended June 30, 2004. This was primarily due to the divestiture of the Dura II line of implantable penile prostheses and the divestiture of the urinary incontinence product lines in 2003. Divestitures of these non-core products acquired in the Timm Medical purchase accounted for a reduction of $411,000 in sales.

      Revenues from the sale of our Cryocare Surgical Systems were down from $392,000 in the second quarter of 2003 to $116,000 in the second quarter of 2004. This is primarily due to our strategy of promoting adoption of our technology through an emphasis on growth in cryosurgical procedures, rather than through sales of capital equipment.

      Revenues for the six months ended June 30, 2004 increased 3.6% to $15,694,000 compared to $15,152,000 in 2003. The increase in revenue is primarily due to growth in sales of cryosurgical disposables and procedure fees, partially offset by divestitures of the urinary incontinence products and the Dura II line. Sales of cryosurgical probes and procedures grew 38.8% from $7,594,000 for the six months ended June 30, 2003 to $10,538,000 for the same period in 2004. Sales of Cryocare Surgical Systems decreased from $508,000 in the first six months of 2003 to $232,000 for the first six months of 2004, due to a reduction in the number of units sold.

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

      Cost of revenues for the three months ended June 30, 2004 increased 24.3% to $4,313,000 compared to $3,470,000 for the three months ended June 30, 2003. The increase in cost of revenues resulted primarily from growth in sales of cryosurgical probes and procedures, offset by elimination of costs related to the Dura II and urinary incontinence product lines that were divested in the second and fourth quarters of 2003, respectively. Cost of revenues related to our cryosurgical probes and procedures rose $1,280,000, from $1,949,000 to $3,229,000 for the second quarter of 2004 compared to the same period in the prior year. This increase was partly driven by higher probe and procedure revenues and partly by an increase in cryosurgical procedure fees paid to third party service providers.

      Cost of revenues for the six months ended June 30, 2004 increased 14.5% to $8,547,000 compared to $7,466,000 in the prior-year period. Reasons for the increase are consistent with the explanations above for the quarter-over-quarter increase. Cost of revenues for cryosurgical probes and procedures for the first six months of 2004 was $6,054,000 compared to $4,182,000 for the first six months of 2003. Cost of revenues related to our Timm Medical product lines fell $597,000 from the six months ended June 30, 2003 to the six months ended June 30, 2004 due to product line divestures.

      Gross Margins. Gross margins on revenues declined to 48.1% for the three months ended June 30, 2004 compared to 53.7% for the three months ended June 30, 2003 due primarily to a reduction in gross margins on disposable cryosurgical probes and procedures and to divestiture in 2003 of higher margin product lines acquired in our Purchase of Timm Medical. Margins on cryosurgical disposables and procedures dropped from 51.8% in the second quarter of 2003 to 44.6% in the second quarter of 2004 due to a shift in the composition of our cryosurgical business away from sales of procedures where we earn a service fee towards sales of procedures where we pay a third party to provide the service component or where we sell disposables without a service component.

      Gross margins on revenues for the six months ended June 30, 2004 decreased to 45.5% compared to 50.7% for the same period in 2003 for reasons consistent with those described above.

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

      Research and development expenses for the three months ended June 30, 2004 increased 23.8% to $452,000 compared to $365,000 for the three months ended June 30, 2003. The increase was primarily attributable to one-time costs incurred in June 2004 in connection with our reduction in staff as well as a higher allocation of costs to R&D for regulatory and quality testing activities. As a percentage of revenues, research and development expenses increased to 5.4% in the second quarter of 2004 from 4.9% during the three months ended June 30, 2003.

      Research and development expense for the six months ended June 30, 2004 increased 41.5% to $988,000 compared to $698,000 for the same period in 2003. As a percentage of revenues, research and development expenses increased to 6.3% from 4.6%. The variances are attributable to the reasons stated above, as well as to higher contract engineering costs in 2004 related to product improvements.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of salaries, commissions and related benefits and other overhead costs for employees and activities in the areas of sales, marketing, customer service, legal affairs, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants and suppliers are included where their services or products are related to selling, general and administrative activities. This category also includes reserves for litigation losses less amounts recoverable under our insurance policies. Litigation reserves and insurance recoveries are recorded when such amounts are probable and can be reasonably estimated. Expenses associated with advertising, trade shows, promotional and training costs related to marketing our products are also classified as selling, general and administrative expenses as are the costs of conducting clinical research studies for the purpose of collecting clinical data used in promoting our products.

      Selling, general and administrative expenses for the three months ended June 30, 2004 decreased 24.1% to $9,089,000 compared to $11,979,000 for the three months ended June 30, 2003 as a result of our efforts to streamline operations beginning with the closure of our Florida billing and contracting subsidiary in December 2002, consolidation of certain Timm Medical operations in our California headquarters in June 2003, divestiture of non-core product lines and elimination of related support costs throughout 2003. Additionally, non-recurring legal and accounting costs incurred in connection with investigations into the Company’s historical accounting and financial reporting, as well as for Sarbanes 404 compliance, declined from approximately $2.5 million in the quarter ended June 30, 2003 to approximately $2.0 million in the same period in 2004. As a percentage of revenues, selling, general and administrative expenses declined from 159.9% to 109.3% for the second quarters of 2003 and 2004, respectively.

      Selling, general and administrative expenses for the six months ended June 30, 2004 decreased 5.8% to $20,269,000 compared to $21,527,000 for the same period in 2003. Reasons for the decrease in these costs are consistent with those described above. Legal, audit and accounting support fees related to regulatory investigations of the Company’s historical accounting and financial reporting and related litigation, were approximately $5.3 million for the six months ended June 30, 2004 compared to $3.5 million for the same period in 2003. Compared to the first six months of 2003, selling, general and administrative costs, before the impact of these non-recurring charges, declined $3.1 million, or 17.2% in the six months ended June 30, 2004.

      Interest Income, Net. Interest income, net, for the three months ended June 30, 2004 was $27,000 compared to $196,000 for the three months ended June 30, 2003. The decrease in net interest income in 2004 compared to 2003 resulted from continued decline in our cash balances.

      Interest income, net for the six months ended June 30, 2004 was $72,000 compared to $412,000 for the six months ended June 30, 2003. As for the three month period, the decrease was due to declining cash balances.

      Minority Interest. Minority interests represent earnings attributable to minority investors in the mobile prostate treatment businesses we acquired from USMD on September 30, 2002. The amounts recorded for minority interests were $155,000 and $255,000 for the three months and six months ended June 30, 2004, respectively, compared to $155,000 and $244,000 for the three months and six months ended June 30, 2003, respectively. Revenues and earnings from these businesses remained consistent with our overall operations.

      Gain on Divestitures, Net. During the three months ended June 20, 3003 we recorded a net gain of approximately $9.9 million related to divestiture of the SurgiFrost and Dura II product lines. Also, in April 2003, we sold the intangibles and inventory related to our Dura II products to American Medical Systems for $2.2 million resulting in a net loss of approximately $35,000.

      Net income (Loss). Net loss for the three months ended June 30, 2004 was $5,620,000 or $0.23 per diluted share on 24,000,000 weighted average shares outstanding, compared to net income of $1,661,000, or $0.07 per diluted share on 25,288,000 weighted average shares outstanding for the same period in 2003. The net income in the 2003 period is primarily a result of the gain on divestitures, as discussed above.

      Our net loss for the six months ended June 30, 2004 was $14,243,000, or $0.59 per diluted share, on 24,095,000 weighted average shares outstanding, compared to a net loss of $4,426,000, or $0.18 per share, on 24,154,000 weighted average shares outstanding for the same period in 2003.

Liquidity and Capital Resources

      Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2004, we had an accumulated deficit of $128.6 million and cash and cash equivalents of $11.4 million. We currently have no long-term debt, and no long-term financial obligations other than under operating leases and purchase commitments for raw material used in manufacturing our products. Although we believe that our existing cash and cash equivalents will be sufficient to fund our working capital requirements, capital expenditures and other obligations through 2004, there are certain risks and uncertainties that could, in the future, change our opinion regarding the adequacy of our capital resources. During the six months ended June 30, 2004, $14.2 million of our cash was used to fund operating losses. These losses were partially offset by our efforts to reduce net uses of working capital through aggressive collections of accounts receivable, management of vendor payables, and deferral of non-essential capital expenditures.

      In February 2004 we paid approximately $1.5 million in directors’ and officers’ liability insurance premiums, and we paid approximately $1.9 million to BioLife to settle litigation, as described above in Note 8 to our condensed consolidated financial statements. In addition, during the first six months of 2004 we incurred approximately $5.3 million in non-recurring legal and accounting fees associated with the ongoing investigations into possible irregularities in our accounting and financial reporting in earlier periods and with our efforts to gain compliance with Sarbanes 404.

      We face the possibility that there will be additional material cash payments required in connection with resolving matters related to the investigations into our historical accounting and financial reporting. We and certain former officers and certain current and former board members have been named defendants in a class action and a derivative lawsuit. In addition, we, current and former members of our Board of Directors, former members of our senior management, former sales personnel, and our current head of sales and marketing have received “Wells Notices” from the SEC (See Note 8 to our condensed consolidated financial statements contained in this report). We are generally obliged, to the extent permitted by law, to indemnify our directors and officers who are named defendants in litigation related to their service. At this point in time we are unable to provide a reasonable estimate of our potential liability in these cases.

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

      Beyond the factors described above, we expect to face significant demands on our capital resources related to the execution of our 2004 operating plan, maintaining compliance with the SEC rules and regulations required of publicly traded companies, including Sarbanes 404, and fulfilling requirements prerequisite to becoming re-listed on a national stock exchange or market. We are currently projecting an operating loss for fiscal 2004, as well as a net use of cash.

      While we have continued to experience growth in cryosurgical probe and procedure revenues through the first six months of 2004 and have reduced our selling, general and administrative costs through this period compared to the same period in 2003, we are not expected to reach break-even or cash flow positive in 2004. We will use cash reserves to finance our cash flow deficit in 2004. In order to continue as a going concern, we will need to raise additional capital to fund operations through the sale of equity securities to public or private investors, incurring debt, or the sale or licensing of our assets. Additional capital may not be available on terms acceptable us, or at all. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced.

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

      Since the fourth quarter of 2002, we have incurred significant costs related to, among other things, legal, accounting and other professional fees associated with our internal reviews of various accounting and other matters, the ongoing investigation of us by the SEC and DOJ, various shareholder class-action and derivative lawsuits and other legal proceedings described below. We are generally obliged, to the extent permitted by law, to indemnify our directors and officers who are named defendants in litigation related to their service. At this point in time we are unable to provide a reasonable estimate of our potential liability in these cases.

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

      We recently made several significant payments that have reduced our cash reserves. On March 8, 2004, we paid to our former Chief Executive Officer an aggregate of $750,000, which we owed to him under a separation agreement and consulting agreement that we previously executed. Also on March 8, 2004, we paid to our former Chief Financial Officer an aggregate of $616,000, which we owed to him under an employment agreement we previously executed. At the request of the SEC, these payments were deposited into escrow accounts during the fourth quarter of 2003; the funds were released upon termination of the related escrow agreements. Additionally, on February 20, 2004, we paid approximately $1.5 million in directors’ and officers’ liability insurance premiums. Furthermore, in February 2004 we paid approximately $1.9 million to BioLife to settle litigation.

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

      We have incurred annual operating losses each year since our inception. For the six months ended June 30, 2004, and 2003, we had losses from operations of approximately $14.1 million and $14.5 million, respectively. As of June 30, 2004, our accumulated deficit was approximately $128.6 million. It is possible that we will not generate sufficient revenues from product sales and service revenues to achieve or sustain profitability. Even if we do achieve significant revenues from our product sales and service revenues, we expect that increased operating expenses will result in significant operating losses over the next several quarters, as we, among other things:

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

      Our common stock was de-listed from The Nasdaq Stock Market on January 16, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Although we will seek to have our common stock re-listed on a national stock exchange or market, we can provide no assurance that we will be re-listed.

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

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, short-term investments, accounts receivable, investments, accounts payable and accrued liabilities. At June 30, 2004, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore, we do not have significant market risk exposure with respect to commodity prices.

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

      (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by Rule 13a-15(b) of the Securities Exchange of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not yet effective at the reasonable assurance level.

      Since March 2003, management has implemented and continues to implement significant changes in organization, policies and procedures designed to enhance our disclosure controls and procedures and the related internal controls. Nevertheless, during much of 2003, many of these enhancements to our disclosure controls and procedures and the related internal controls were not yet in place, or were only partially in place. In addition, until the recent filing of our past due reports on Form 10-Q, we have not been current in our reporting under Section 15(d) of the Securities Exchange Act of 1934. For this reason, management has undertaken an extensive and substantive review and evaluation of all financial transactions that, individually or collectively, could have a material impact on the information contained in this Form 10-Q. These review procedures, in combination with the changes in internal control that have been implemented as of the end of the period covered by this report, form the basis for our determination that the financial statements and other information contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the six months ended June 30, 2003 and 2004.

      (b) Changes in Internal Controls. Except as described above in subsection (a) of this Item 4, there was no change in our internal control over financial reporting during our second fiscal quarter for 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      On December 6, 2002, Frederick Venables filed a purported derivative action against us and certain former officers and certain current and former board members in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Pursuant to a stipulation filed on or about April 23, 2004 and approved by the court, the deadline to respond to the complaint has been stayed until 2005. The complaint seeks unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding our revenues and expenses in press releases and SEC filings. We intend to defend the case vigorously, but cannot assure you that it will be resolved in our favor.

      The SEC is currently conducting an investigation to determine whether any federal securities laws were violated in connection with the filing of our financial statements for 2001 and the first two quarters of 2002, including investigation into allegations that we and certain of our current and former officers and directors issued or caused to be issued false and misleading statements regarding our revenues and expenses in those SEC filings. On June 30, 2004, we reported our receipt of a “Wells Notice” from the SEC and the issuance of “Wells Notices” to our former senior management, former sales personnel, and our current head of sales and marketing. On July 23, 2004, we reported the receipt of “Wells Notices” from the SEC by two former members and one current member of our board of directors, all of whom are former members of our audit committee. We are cooperating fully with this investigation. We cannot assure you that this matter will be resolved in our favor.

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

      In May 2004 we issued 15,000 shares to a former director upon his exercise of stock options granted to him while he was a director. The exercise price of these options ranged from $2.06 to $2.13 per share, for an aggregate exercise price of $31,612. We issued these shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that the issuance did not involve a public offering. The issuee represented to us his intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificate evidencing the shares.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

Exhibit
No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

Exhibit
No.		Description

2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2	.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.
2	.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2	.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.
2	.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(10)	Amended and Restated Bylaws of the Company.
10.1		Letter Agreement, dated as of June 9, 2004, by and between the Company and Katherine Greenberg.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

      (b) Reports on Form 8-K

      We furnished a Form 8-K under Item 12 on May 11, 2004 to report the release of our unaudited financial results for the quarter ended March 31, 2004.

      We filed a Form 8-K under Item 5 on June 30, 2004 to report our receipt of a “Wells Notice” from the SEC and the issuance of “Wells Notices” to our former senior management, former sales personnel and our current head of sales and marketing.

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

Katherine Greenberg
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2004

EXHIBIT INDEX

Exhibit
No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2	.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.
2	.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2	.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.
2	.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(10)	Amended and Restated Bylaws of the Company.
10.1		Letter Agreement, dated as of June 9, 2004, by and between the Company and Katherine Greenberg.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

Exhibit
No.	Description

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Katherine Greenberg.

*	We have requested confidential treatment with respect to certain portions of these documents.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.