Form 10-K/A
period 2004-12-31
ENDOCARE INC
filed 2005-05-02
CIK 1003464

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1) Yes ☒          No ☐     (2) Yes ☒          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2004 was approximately $51,977,890 (based on the last sale price for shares of the Registrant’s common stock as reported in the Pink Sheets for that date). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
      There were 29,987,756 shares of the Registrant’s common stock issued and outstanding as of March 31, 2005.

Endocare, Inc.
Form 10-K/ A
For the Fiscal Year Ended December 31, 2004

Page

Explanatory Note	1
Part II	1
Item 9A. Controls and Procedures	1
Signature	4
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2

Exhibits

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

EXPLANATORY NOTE
      This amendment to our annual report on Form 10-K for the fiscal year ended December 31, 2004 is being filed in order to furnish the internal control report and related attestation report required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes 404”), in accordance with the SEC’s November 30, 2004 exemptive order.
PART II

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
      (b) Management’s Annual Report on Internal Control Over Financial Reporting. Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2004.
      The company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That report appears below in this Item 9A.
      (c) Changes in Internal Controls. Except as described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter for 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors
Endocare, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Endocare, Inc. (Endocare) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endocare’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Endocare’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Endocare maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Endocare maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endocare as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Endocare, Inc. and our report dated March 4, 2005, except for Note 14, as to which the date is March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
April 29, 2005

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARE, INC.

By:	/s/ Craig T. Davenport

Craig T. Davenport
Chairman and Chief Executive Officer
Date: May 2, 2005

Exhibit Index

Exhibits	Description

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.