Form 10-Q
period 2005-03-31
ENDOCARE INC
filed 2005-05-10
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 001-15063

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

     Yes ☑ No ☐

     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at April 4, 2005 was 29,987,756

Endocare, Inc.
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Total revenues	$9,126	$7,382
Costs and expenses:
Cost of revenues	5,067	4,234
Research and development	321	536
Selling, general and administrative	8,288	11,180
Impairment charge	(583)	—

Total costs and expenses	13,093	15,950

Loss from operations	(3,967)	(8,568)
Interest income, net	112	45

Loss before minority interests	(3,855)	(8,523)
Minority interests	—	(100)

Net loss	$(3,855)	$(8,623)

Net loss per share — basic and diluted	$(0.15)	$(0.36)
Weighted average shares of common stock outstanding	25,601	24,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,490	$7,985
Accounts receivable, net	4,236	3,904
Inventories, net	3,253	3,175
Prepaid expenses and other current assets	1,199	1,651

Total current assets	26,178	16,715
Property and equipment, net	2,612	3,139
Goodwill	4,552	4,552
Intangibles, net	8,197	8,560
Investments and other assets	1,039	1,409

Total assets	$42,578	$34,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,957	$2,636
Accrued compensation	3,118	3,708
Other accrued liabilities	8,190	10,391

Total current liabilities	14,265	16,735
Minority interests	—	214

Total liabilities	14,265	16,949

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized; 29,988 and 24,342 issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	30	24
Additional paid-in capital	184,136	169,400
Accumulated deficit	(155,853)	(151,998)

Total stockholders’ equity	28,313	17,426

Total liabilities and stockholders’ equity	$42,578	$34,375

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ENDOCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net cash used in operating activities	$(6,050)	$(10,645)
Cash flows from investing activities:
Sales of property and equipment	—	210
Purchases of property and equipment	(34)	(160)
Proceeds from divestitures	850	2,500
Partnership distributions to minority interests	—	(195)
Increase in other assets	—	(71)

Net cash provided by investing activities	816	2,284

Cash flows from financing activities:
Stock options and warrants exercised	22	—
Proceeds from sale of common stock, net of issuance costs	14,717	—
Treasury stock received in settlement	—	(504)

Net cash provided by (used in) financing activities	14,739	(504)

Net increase (decrease) in cash and cash equivalents	9,505	(8,865)

Cash and cash equivalents, beginning of period	7,985	23,977

Cash and cash equivalents, end of period	$17,490	$15,112

Non-cash activities:
Transfer of inventory to property and equipment	$289	$113
Retirement of treasury shares held	—	2,593
Deferred compensation on options forfeited	—	94

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular numbers in thousands, except per share data)
(Unaudited)

1. Organization and Operations of the Company

     Endocare, Inc. (“Endocare”) is a medical device company focused on developing, manufacturing and selling cryosurgical products with the potential to improve the treatment of cancer and other tumors. In addition, we offer vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction. Endocare was formed in 1990 as a research and development division of Medstone International, Inc. (“Medstone”), a manufacturer of shockwave lithotripsy equipment for the treatment of kidney stones. Following its incorporation under the laws of the state of Delaware in 1994, Endocare became an independent, publicly-owned corporation upon Medstone’s distribution of Endocare’s stock to the existing stockholders on January 1, 1996.

2. Basis of Presentation

     Following the rules and regulations of the Securities and Exchange Commission (the “SEC”) we have omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in our December 31, 2004 Annual Report on Form 10-K, filed with the SEC on March 16, 2005.

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

3. Changes to Plan of Sale – Timm Medical

     In July 2004, we began actively marketing Timm Medical Technologies, Inc. (Timm Medical), our wholly-owned subsidiary, and our equity interests in the mobile prostate treatment businesses (collectively the Disposal Group) to potential buyers as part of an overall plan to raise additional capital. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Disposal Group were classified as assets held for sale as of that date. In connection with the potential sale, we reduced the carrying value of these assets and liabilities to fair value less estimated cost to sell and suspended depreciation of fixed assets and amortization of intangibles as of July 31, 2004. As a result, we recorded an impairment charge of $15.8 million in the third quarter of 2004, of which $5.9 million related to the write-down of goodwill and developed technology at Timm Medical.

     We completed the sale of the mobile treatment businesses in December 2004. By the end of March 2005, we had not found a suitable buyer for Timm Medical. With the successful completion of a private placement of our common stock in March 2005 (see Note 4) where we raised $14.7 million in new capital, we determined that we would no longer seek a buyer and have ceased all marketing efforts in April 2005. In accordance with SFAS No. 144, we measured Timm Medical’s assets and liabilities individually at the (a) lower of its carrying amount before they were classified as “held for sale,” adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the net asset group been continuously classified as held and used or (b) fair value at March 31, 2005. Based on this review, we recorded $0.4 million in depreciation of fixed assets and amortization of intangibles for the period from July 31, 2004 to March 31, 2005 (included in selling, general and administrative expenses). We also recorded income of $0.6 million as a result of the elimination of the estimated costs to sell, which were previously reported as a component of the impairment charge. The condensed consolidated balance sheet at December 31, 2004 has been reclassified to reflect the Timm Medical assets and liabilities as held and used.

     At March 31, 2005, we retained 3 mobile treatment businesses, all of which are inactive and are being dissolved. These residual interests are not significant and are accounted for on the equity method.

4. Private Placement of Common Stock and Warrants

     On March 11, 2005, we completed a private placement of 5,635,378 shares of our common stock and detachable warrants to purchase 3,944,748 common shares at an offering price of $2.77 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $0.9 million, resulting in net proceeds of $14.7 million. 1,972,374 of the warrants have an initial exercise price of $3.50 (Series A warrants) per share and 1,972,374 warrants have an initial exercise price of $4.00 (Series B warrants) per share. We believe that the proceeds of this offering will provide us with the means to improve our business to a positive cash flow status sometime in 2006.

     The warrants initially are exercisable at any time during the next five years for cash only. The warrants may be exercised on a cashless exercise basis in limited circumstances after the first anniversary of the closing date if there is not an effective registration statement covering the resale of the shares underlying the warrants. Each warrant is callable by Endocare at a price of $0.01 per share underlying such warrant if Endocare’s stock trades above certain dollar thresholds ($6.50 for the Series A warrants and $7.50 for Series B warrants) for 20 consecutive days commencing on any date after the effectiveness of the registration statement, provided that (a) we provide 30-day advance written notice (Notice Period), (b) we simultaneously call all warrants on the same terms and (c) all common shares issuable are registered. Holders may exercise their warrants during the Notice Period and warrants which remain unexercised will be redeemed at $0.01 per share. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock, (EITF 00-19), we have allocated a portion of the offering proceeds to the warrants based on their fair value estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.9%; expected life of 3 years and volatility of 95%. The fair value of the warrants was estimated to be $3.2 million on the closing date of the transaction and was recorded as additional paid-in capital. Upon exercise, we will pay transaction fees equal 6% of the warrant proceeds under an existing capital advisory agreement.

     Pursuant to the terms of the registration rights agreement, we filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended on April 4, 2005, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants. Such registration statement has not yet been declared effective.

     The registration rights agreement further provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, we will be required to pay each holder an amount in cash, as liquidated damages, equal to 1% per month of the aggregate purchase price paid by such holder.

     Two members of our management team made personal investments totaling $0.7 million in the aggregate, and a member of our board of directors invested $0.3 million.

5. Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented. For periods when we reported a net loss, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

6. Stock-Based Compensation

     We have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB 25, if the exercise price of the employee and director stock options is less than the estimated fair value of the underlying stock on the date of grant, we record deferred compensation for the difference.

     Option or stock awards issued to non-employees are recorded at their fair value as determined by the Black-Scholes option-pricing model in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. Such awards are periodically revalued as the options vest and are recognized as expense over the related service period or as performance goals are achieved.

     Pro forma information regarding our net loss is required by SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123, as amended by SFAS 148. The pro forma effects of stock-based compensation on net loss and net loss per share have been estimated at the date of grant using the Black-Scholes option-pricing model.

     The following table illustrates the effect on net losses if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three months ended
	March 31,
	2005	2004
Net loss, as reported	$(3,855)	$(8,623)
Reconciling items:
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards	2	8
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense	(901)	(654)

Net adjustment	(899)	(646)

Net loss, as adjusted	$(4,754)	$(9,269)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.36)

As adjusted	$(0.19)	$(0.38)

     In December 2004, SFAS No. 123R, Share-Based Payment, was issued. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We are required to adopt SFAS 123R effective January 1, 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

     We currently utilize the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits us to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

     SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. Also, we have not recognized the benefits for excess tax deductions in our operating cash flows in prior periods due to the uncertainty of when we will generate taxable income to realize such benefits.

     We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in the table above.

7. Inventories

     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.

     The following is a summary of inventory:

	March 31,	December 31,
	2005	2004
Raw materials	$1,760	$1,727
Work in process	287	446
Finished goods	1,734	1,560

Total inventories	3,781	3,733
Less inventory reserve	(528)	(558)

Inventories, net	$3,253	$3,175

8. Commitments and Contingencies

Legal Matters

     In November 2002, we were named as a defendant, together with certain former officers, one of whom is also a former board member, in a class-action lawsuit filed in the United States District Court for the Central District of California. On February 2, 2003, the court issued an order consolidating this action with various other similar complaints and ordering plaintiffs to file a consolidated complaint, which was filed on October 31, 2003. The consolidated complaint asserted two claims for relief, alleging that the defendants violated sections of the Securities Exchange Act of 1934 by purportedly issuing false and misleading statements regarding our revenues and expenses in press releases and SEC filings. Plaintiffs sought class certification and unspecified damages from us, as well as forfeiture and reimbursement of bonus compensation received by two of the individual defendants. On April 26, 2004, the court issued an order denying our motion to dismiss the consolidated complaint. On November 8, 2004, we executed a settlement agreement with the lead plaintiffs and their counsel. Under the agreement, in exchange for a release of all claims, certain individuals and we agreed to pay a total of $8.95 million in cash. Our directors and officers’ liability insurance carriers funded the total amount of $8.95 million prior to December 31, 2004, subject to reservations of rights by the carriers (see below). On February 7, 2005, the Court issued a final order approving the agreement and dismissing the class-action lawsuit.

     On December 6, 2002, Frederick Venables filed a purported derivative action against us and certain former officers, certain former board members and one current board member in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Pursuant to a stipulation filed on or about April 23, 2004 and approved by the court, the deadline to respond to the complaint was stayed until 2005. The complaint sought unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding our revenues and expenses in press releases and SEC filings. On December 6, 2004, we executed a settlement agreement with the plaintiff and his counsel. On December 8, 2004, the Court issued a final order approving the agreement and dismissing the derivative lawsuit. Under the agreement, in exchange for the plaintiff’s release of all claims, we paid a total of $0.5 million in cash prior to December 31, 2004 to cover the fees and expenses of the plaintiff’s counsel. The agreement also requires us to maintain various corporate governance measures for a period of at least two years, unless a modification is necessary in the good faith business judgment of our Board of Directors.

     As of November 2002, when we notified our insurance carriers of various claimed violations of federal securities laws, we carried $20 million of directors’ and officers’ liability insurance coverage under four policies with limits of $5 million each. The primary carrier subsequently reimbursed our defense and litigation settlement costs up to the limits of its $5 million policy. However, the three excess carriers, representing $15 million of the $20 million of coverage, filed arbitration complaints seeking rescission of the policies. As previously reported, in December 2004 and February 2005, we reached settlement with two of the three excess carriers to reimburse us for current and future legal defense and litigation settlement costs. We are currently engaged in arbitration proceedings with the remaining carrier in an effort to resolve this matter, but we cannot assure you that this matter will be resolved in our favor. These claims relate to a previous policy year and do not impact our current coverage limits.

     We have been in settlement discussions with the staff of the SEC regarding the terms of a settlement of the previously announced investigation commenced by the SEC in January 2003 related to allegations that we and certain of our current and former officials and directors issued, or caused to be issued, false and misleading financial statements in prior periods. The proposed settlement currently under discussion, which must be agreed upon by the staff and will then be subject both to final approval by the SEC and court approval, includes the following principal terms: (i) we would pay a total of $750,001, consisting of $1 in disgorgement and $750,000 in civil penalties (which has been accrued as of December 31, 2004); (ii) we would agree to a stipulated judgment enjoining future violations of securities laws; and (iii) we would agree to maintain various improvements in our internal controls that have previously been implemented. If approved, the proposed settlement would resolve all claims against us relating to the formal investigation that the SEC commenced.

     As previously announced, the Department of Justice (DOJ) is conducting an investigation into allegations that we and certain of our former officers, a former director and one current employee intentionally issued, or caused to be issued, false and misleading statements regarding our financial results and related matters. The DOJ’s investigation is ongoing and is not affected by the proposed settlement with the SEC described above.

     In addition, we are, in the normal course of business, subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of March 31, 2005, except for the matters indicated above for which we have accrued $2.2 million (of which $750,001 relates to the proposed settlement with the SEC and the balance of which relates to the directors’ and officers’ liability insurance matters referred to above), we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and the potential liability cannot be reasonably estimated at this time. Management’s evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future. Our directors’ and officers’ liability and other insurance may fund certain losses, including defense costs, related to the above litigation matters. These recoveries will be recorded when the amounts are determined to be recoverable from the insurance carriers.

     From time to time, we have received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore we could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. We do not expect any material adverse effect on our consolidated financial condition, results of operations, or cash flows because of such claims.

9. Income Taxes

     We reported no income tax expense for each of the three months ended March 31, 2005 and 2004 due to our operating losses. The continuing operating losses resulted in an increase in the valuation allowance of $1.8 million and $3.4 million during the three months ended March 31, 2005 and 2004, respectively. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of March 31, 2005 and 2004.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I–Item 1 of this report, and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Private Placement

     In March 2005, we closed a private placement of 5,635,378 shares of our common stock for $2.77 per share, for aggregate gross proceeds of $15.6 million. In addition, we issued 1,972,374 warrants to purchase common stock at an initial exercise price of $3.50 and 1,972,374 warrants to purchase common stock at an initial exercise price of $4.00. We are obligated to register these shares within 90 days of such closing. We believe that the proceeds of this offering provide us with the means to eventually improve our business to a positive cash flow status.

Strategy, Key Metrics and Developments

     Our goal is to achieve a leading position in the prostate and renal cancer markets, and further develop and increase the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and management of pain from bone metastases. At the same time, we seek to achieve penetration across additional markets with our proprietary cryosurgical technology, while maintaining our dominant position in vacuum technology for erectile dysfunction.

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

     The factors driving interest in and utilization of cryoablation by urologists include:

•	increased awareness and acceptance of cryoablation by industry thought leaders;

•	continued publication of clinical follow up data on the effectiveness of cryoablation, including recently published 10-year data resulting from a study conducted by an affiliate of Roper Hospital in Charleston, S.C.;

•	increased awareness among patients of cryoablation and its preferred outcomes as compared to other modalities;

•	the effectiveness of our dedicated cryoablation sales force; and

•	our continued expenditure of funds on patient education and advocacy.

Results of Operations

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 2004

     Revenues. Revenues for the three months ended March 31, 2005 increased 23.6 percent to $9.1 million compared to $7.4 million for the same period in 2004. The increase in revenues was primarily attributable to growth in sales of disposables and procedure fees related to our cryosurgical business.

     The number of cryosurgical procedures performed, and related sales of disposable products used in these procedures, grew significantly in the three months ended March 31, 2005 compared to the same period in 2004. Procedures increased 41.0 percent to 1,492 in the first quarter of 2005 from 1,058 in the comparable period of 2004, while the related revenues increased at a corresponding 40.5 percent increase to $6.3 million in the first quarter of 2005 from $4.5 million for the comparable period in 2004. Contributing to growth in sales of cryosurgical products was an increase in sales to a market served by interventional radiologists, treating tumors in the lung and liver and pain resulting from metastases of cancer in the bone. Offsetting this increase is a decline in revenues from other product lines including international urological sales and Cryocare Surgical Systems.

     Sales of our Timm Medical product lines increased 9.5 percent to $2.3 million in the three months ended March 31, 2005 from $2.1 million for the same period in 2004. This increase is primarily due to a 9.5 percent increase in the average selling price of our Timm Medical product line.

     Cost of Revenues. Cost of revenues for the three months ended March 31, 2005 increased 19.7 percent to $5.1 million compared to $4.2 million for the same period in 2004. The increase in cost of revenues resulted primarily from growth in sales of cryosurgical probes and procedures. Cost of revenues related to our cryosurgical probes and procedures increased 18.0 percent to $4.2 million for the first quarter of 2005 from $3.5 million, compared to the same period in the 2004. This increase was also partly driven by an increase in the number of cryosurgical procedures for which we subcontract a portion of the service to third party service providers at an additional cost.

     Gross Margins. Gross margins on revenues increased to 44.5 percent for the three months ended March 31, 2005 compared to 42.6 percent for the same period in 2004. The positive trend in gross margins was related to factors including continued reductions in manufacturing costs for our cryoablation disposable products as well as a decline in the average fee we paid to third parties to provide cryoablation procedures on our behalf, partially offset by a slight increase in the percentage of procedures where we contracted with third parties to perform the procedures. Gross margins for our Timm Medical product lines increased due to higher average selling prices and production cost reductions.

     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2005 decreased 40.1 percent to $0.3 million compared to $0.5 million for the comparable period in 2004. The decrease was primarily attributable to a $0.2 million reduction in consulting and staffing costs initiated in our June 2004 cost reduction program. As a percentage of revenues, research and development expenses decreased to 3.5 percent from 7.3 percent during the three months ended March 31, 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 declined 25.9 percent or $2.9 million to $8.3 million as compared to $11.2 million for the three months ended March 31, 2004. Legal, accounting and consulting cost reductions comprised $2.2 million of the decline with the remaining $0.7 million decrease resulting primarily from staffing-related reductions. Prior period legal and accounting costs were significantly higher due to a greater level of activity in the first quarter of 2004 related to investigations into our historical accounting and financial reporting. These investigations have continued during the first quarter of 2005 but our related costs were much lower.

     Impairment Charge. During the quarter ended September 30, 2004, we recorded $15.8 million in impairment charges to write down the goodwill and amortizable intangibles in conjunction with Timm Medical and our ownership interests in certain mobile prostate treatment businesses. The charge represented the excess of the carrying value of these entities compared to their fair value, less estimated costs to sell. With the successful completion of a $15.6 million private placement of our common stock during the first quarter of 2005, management ceased actively marketing Timm Medical for sale and reversed $0.6 million of estimated costs to sell that had been previously recorded to impairment charge.

     Interest Income, Net. Interest income, net, for the three months ended March 31, 2005 was $0.1 million compared to $45,000 for the three months ended March 31, 2004. Interest income in the 2005 period includes $62,000 related to interest payments on a note receivable for the sale of our urinary incontinence product line in 2003.

     Minority Interests. Minority interests represent earnings attributable to minority investors in the mobile prostate treatment businesses we acquired in 2002. During the fourth quarter of 2004 and the first quarter of 2005 we sold or dissolved a majority of these businesses. The businesses dissolved or remaining during the first quarter of 2005 had no operations and therefore no minority interest amounts were recorded in the first quarter of 2005.

     Net Loss. Net loss for the three months ended March 31, 2005 was $3.9 million or $0.15 per basic and diluted share, compared to a net loss of $8.6 million, or $0.36 per basic and diluted share for the same period in 2004.

Liquidity and Capital Resources

     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2005, we had an accumulated deficit of approximately $155.9 million and cash and cash equivalents of approximately $17.5 million.

     We do not expect to reach break-even or cash flow positive in 2005, and we expect to continue to generate losses from operations for the foreseeable future. These losses, which are expected to decline over time, have resulted primarily from our continued investment to gain acceptance of our technology. The success of our strategy is reflected in the revenue growth for cryoprobes, disposables and bundled procedure fees. These items comprised 40.8 percent of total revenues in 2002 compared to 67.6 percent of total revenues in 2004 representing a 75.4 percent increase from $12.6 million in 2002 to $22.1 million in 2004.

     We also continue to incur significant costs associated with ongoing investigations and other matters related to historical accounting and financial reporting, including obligations to indemnify our former officers and former directors in connection with those investigations. These costs, primarily legal, audit and accounting support fees, totaled $0.8 million (net of insurance reimbursement) for the first quarter of 2005 and $7.1 million for 2004.

     For the first quarter of 2005 and the year ended December 31, 2004, $0.3 million and $2.3 million, respectively, of these costs also related to our efforts to achieve compliance with Sarbanes 404. We also face large cash expenditures in the future related to past due state and local tax obligations, for which we estimated and accrued $3.4 million as of March 31, 2005. We currently are in negotiations with various states to resolve past due taxes but have not yet entered into any settlement agreements

     On March 11, 2005, we issued 5,635,378 shares of our common stock, warrants to purchase an additional 1,972,374 shares of common stock at $3.50 per share and warrants to purchase an additional 1,972,374 shares of common stock at $4.00 per share for an aggregate gross cash proceeds of $15.6 million ($2.77 per share) less transaction costs of $0.9 million, in a private placement financing.

     We intend to continue investing in our sales and marketing efforts to physicians in order to raise awareness and gain further acceptance of our technology. This investment is required in order to increase the physician’s usage of our technology in the treatment of prostate and renal cancers, lung and liver cancers and in the management of pain from bone metastases. Such costs will be reported as current period charges under generally accepted accounting principles. We will use existing cash reserves and the net proceeds from the $15.6 million private placement of our common stock described above along with continued expense management efforts to finance our projected operating and cash flow needs.

Risks Related to Our Business

     The risks and uncertainties described below are not the only ones we face. For information regarding other risks related to our business, please see “Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Furthermore, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of these risks could harm our business. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

     We face risks related to investigations by the SEC and DOJ.

     As previously reported, the SEC and the DOJ are conducting investigations into allegations that we and certain of our former officers and a former director and one current employee issued, or caused to be issued, false and misleading statements regarding our financial results and related matters. Although we have fully cooperated with these governmental agencies in these matters and intend to continue to fully cooperate, these agencies may determine we have violated federal securities laws. We cannot predict when these investigations will be completed or their outcomes. If it is determined that we have violated federal securities laws or other laws or regulations, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

     In addition, we are generally obliged under indemnification agreements to the extent permitted by law, to pay the legal and other expenses for our directors and officers who are named defendants in legal proceedings related to their service.

     Our management members have spent considerable time and effort dealing with internal and external investigations.

     In addition to the challenges of the SEC investigation, the DOJ investigation, a shareholder class-action and a derivative lawsuit and other legal proceedings described in our Annual Report on Form 10-K filed on March 16, 2005, our management members have spent considerable time and effort dealing with internal and external investigations involving our previous internal controls, accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures. The significant time and effort spent has adversely affected our operations and may continue to do so in the future.

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

     Future sales of our common stock, including shares issued upon the exercise of outstanding options and warrants or hedging or other derivative transactions with respect to our stock, could have a significant negative effect on the market price of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate. We had an aggregate of 29,987,756 shares of common stock outstanding as of March 31, 2005, which included 5,635,378 shares of our common stock that we issued on March 11, 2005 in connection a financing described in the Form 8-K that we filed on March 16, 2005. Investors in that financing also received warrants to purchase an aggregate of 1,972,374 shares of our common stock at an exercise price of $3.50 per share and 1,972,374 shares of our common stock at an exercise price of $4.00 per share. We entered into a registration rights agreement in connection with the financing pursuant to which we agreed to register for resale by the investors the shares of common stock issued and issuable upon exercise of the warrants issued in the financing. We have filed a registration statement with the SEC to register these shares but the registration statement has not yet been declared effective. Once the registration statement is declared effective, the shares covered by the registration statement may be sold, which could have a significant negative effect on the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. At March 31, 2005, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore, we do not have significant market risk exposure with respect to commodity prices.

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

     As required by Rule 13a-15(b) of the Securities Exchange of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our first fiscal quarter for 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We incorporate by reference the information contained in note 8 Commitments and Contingencies-Legal Matters to the condensed consolidated financial statements included above in Item 1 of Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On March 16, 2005 we filed a report on Form 8-K to report our issuance of 5,635,378 shares of common stock, warrants to purchase an additional 1,972,374 shares of common stock at $3.50 per share and warrants to purchase an additional 1,972,374 shares of common stock at $4.00 per share for an aggregate cash purchase price of $15.6 million ($2.77 per share).

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits.

Exhibit
No.	Description
2.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

Exhibit
No.	Description
2.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.

3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(2)	Restated Certificate of Incorporation.

3.4(11)	Amended and Restated Bylaws of the Company.

10.1†	Description of William J. Nydam salary adjustment, effective February 2005.

10.2†	Description of Michael R. Rodriguez salary adjustment, effective February 2005.

10.3	Confidential Settlement Agreement and Release, dated as of February 18, 2005, by and between the Company and Great American E&S Insurance Company.

10.4(12)†	2004 Management Incentive Compensation Program

10.5(12)†	2005 Management Incentive Compensation Program

10.6(13)	Purchase Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).

10.7(13)	Registration Rights Agreement, dated as of March 10, 2005, by and between Endocare and the Investors (as defined therein).

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 8-K filed on March 1, 2005.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

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

Michael R. Rodriguez
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2005

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.

3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

Exhibit
No.	Description
3.3(2)	Restated Certificate of Incorporation.

3.4(11)	Amended and Restated Bylaws of the Company.

10.1†	Description of William J. Nydam salary adjustment, effective February 2005.

10.2†	Description of Michael R. Rodriguez salary adjustment, effective February 2005.

10.3	Confidential Settlement Agreement and Release, dated as of February 18, 2005, by and between the Company and Great American E&S Insurance Company.

10.4(12)†	2004 Management Incentive Compensation Program

10.5(12)†	2005 Management Incentive Compensation Program

10.6(13)	Purchase Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).

10.7(13)	Registration Rights Agreement, dated as of March 10, 2005, by and between Endocare and the Investors (as defined therein).

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 8-K filed on March 1, 2005.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.