Form 10-Q
period 2005-06-30
ENDOCARE INC
filed 2005-08-09
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
     Yes ☑ No ☐
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at July 20, 2005 was 30,059,977.

Endocare, Inc.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total revenues	$9,078	$8,312	$18,205	$15,694
Costs and expenses:
Cost of revenues	4,580	4,313	9,647	8,547
Research and development	585	452	906	988
Selling and marketing	4,167	5,014	8,195	9,527
General and administrative	3,661	4,075	7,921	10,742
Impairment charge	—	—	(583)	—

Total costs and expenses	12,993	13,854	26,086	29,804

Loss from operations	(3,915)	(5,542)	(7,881)	(14,110)
Interest income, net	172	77	283	122

Loss before minority interests	(3,743)	(5,465)	(7,598)	(13,988)
Minority interests	—	(155)	—	(255)

Net loss	$(3,743)	$(5,620)	$(7,598)	$(14,243)

Net loss per share — basic and diluted	$(0.12)	$(0.23)	$(0.26)	$(0.59)
Weighted average shares of common stock outstanding	30,044	24,000	28,969	24,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,720	$7,985
Accounts receivable, net	3,925	3,904
Inventories, net	3,754	3,175
Prepaid expenses and other current assets	1,379	1,651

Total current assets	21,778	16,715
Property and equipment, net	2,245	3,139
Goodwill	4,552	4,552
Intangibles, net	7,983	8,560
Investments and other assets	1,039	1,409

Total assets	$37,597	$34,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,628	$2,636
Accrued compensation	2,783	3,708
Other accrued liabilities	7,620	10,391

Total current liabilities	13,031	16,735
Minority interests	—	214

Total liabilities	13,031	16,949

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized; 30,060 and 24,342 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	30	24
Additional paid-in capital	184,132	169,400
Accumulated deficit	(159,596)	(151,998)

Total stockholders’ equity	24,566	17,426

Total liabilities and stockholders’ equity	$37,597	$34,375

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,598)	$(14,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,804	1,971
Loss on disposals of fixed assets	12	13
Compensation expense related to issuance of options and warrants	45	14
Costs related to assets held for sale	(583)	—
Minority interests	(214)	255
Changes in operating assets and liabilities:
Accounts receivable	(21)	110
Inventories	(834)	(1,953)
Prepaid expenses and other current assets	(234)	(1,208)
Accounts payable	(8)	551
Accrued compensation	(925)	(484)
Other accrued liabilities	(2,090)	630

Net cash used in operating activities	(10,646)	(14,344)

Cash flows from investing activities:
Sales of property and equipment	—	220
Purchases of property and equipment	(162)	(398)
Proceeds from divestitures	850	2,500
Partnership distributions to minority interests	—	(383)
Decrease in other assets	—	270

Net cash provided by investing activities	688	2,209

Cash flows from financing activities:
Stock options and warrants exercised	108	32
Proceeds from sale of common stock, net of issuance costs	14,585	—
Treasury stock received in settlement	—	(504)

Net cash provided by (used in) financing activities	14,693	(472)

Net increase (decrease) in cash and cash equivalents	4,735	(12,607)

Cash and cash equivalents, beginning of period	7,985	23,977

Cash and cash equivalents, end of period	$12,720	$11,370

Non-cash activities:
Transfer of inventory to property and equipment	$254	$236
Retirement of treasury shares held	—	2,596
Deferred compensation on options forfeited	—	94
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)
(Unaudited)
1. Organization and Operations of the Company
     Endocare, Inc. (“Endocare”) is a medical device company focused on developing, manufacturing and selling cryoablation products with the potential to improve the treatment of cancer and other tumors. In addition, we offer vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction. Endocare was formed in 1990 as a research and development division of Medstone International, Inc. (“Medstone”), a manufacturer of shockwave lithotripsy equipment for the treatment of kidney stones. Following its incorporation under the laws of the state of Delaware in 1994, Endocare became an independent, publicly-owned corporation upon Medstone’s distribution of Endocare’s stock to the existing stockholders on January 1, 1996.
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
3. Changes to Plan of Sale — Timm Medical
     In July 2004, we began actively marketing Timm Medical Technologies, Inc. (Timm Medical), our wholly-owned subsidiary, and our equity interests in the mobile prostate treatment businesses (collectively the Disposal Group) to potential buyers as part of an overall plan to raise additional capital. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Disposal Group were classified as assets held for sale as of that date. In connection with the potential sale, we reduced the carrying value of these assets and liabilities to fair value less estimated cost to sell and suspended depreciation of fixed assets and amortization of intangibles as of July 31, 2004. As a result, we recorded an impairment charge of $15.8 million in the third quarter of 2004, of which $5.9 million related to the write-down of goodwill and developed technology at Timm Medical.
     We completed the sale of the mobile treatment businesses in December 2004. By the end of March 2005, we had not found a suitable buyer for Timm Medical. With the successful completion of a private placement of our common stock in March 2005 (see Note 4) in which we raised $14.6 million in new capital, we determined that we would no longer seek a buyer and ceased all marketing efforts in April 2005. In accordance with SFAS No. 144, we measured Timm Medical’s assets and liabilities individually at the (a) lower of its carrying amount before they were classified as “held for sale,” adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the net asset group been continuously classified as held and used or (b) fair value at March 31, 2005. Based on this review, we recorded $0.4 million in depreciation of fixed assets and amortization of intangibles for the period from July 31, 2004 to March 31, 2005 (included in general and administrative expenses). We also recorded income of $0.6 million as a result of the elimination of the estimated costs to sell, which were previously reported as a component of the impairment charge. The condensed consolidated balance sheet at December 31, 2004 has been reclassified to reflect the Timm Medical assets and liabilities as held and used.

     As of June 30, 2005, we retained three mobile treatment businesses, all of which are inactive and are being dissolved. These residual interests are not significant and are accounted for on the equity method.
4. Private Placement of Common Stock and Warrants
     On March 11, 2005, we completed a private placement of 5,635,378 shares of our common stock and detachable warrants to purchase 3,944,748 common shares at an offering price of $2.77 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. 1,972,374 of the warrants have an initial exercise price of $3.50 (Series A warrants) per share and 1,972,374 warrants have an initial exercise price of $4.00 (Series B warrants) per share. We believe that the proceeds of this offering will provide us with the means to eventually improve our business to a positive cash flow status.
     The warrants initially are exercisable at any time during the next five years for cash only. The warrants may be exercised on a cashless exercise basis in limited circumstances after the first anniversary of the closing date if there is not an effective registration statement covering the resale of the shares underlying the warrants. Each warrant is callable by Endocare at a price of $0.01 per share underlying such warrant if Endocare’s stock trades above certain dollar thresholds ($6.50 for the Series A warrants and $7.50 for Series B warrants) for 20 consecutive days commencing on any date after the effectiveness of the registration statement, provided that (a) we provide 30-day advanced written notice (Notice Period), (b) we simultaneously call all warrants on the same terms and (c) all common shares issuable are registered. Holders may exercise their warrants during the Notice Period and warrants which remain unexercised will be redeemed at $0.01 per share. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock, (EITF 00-19), we have allocated a portion of the offering proceeds to the warrants based on their fair value estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.9%; expected life of 3 years and volatility of 95%. The fair value of the warrants was preliminarily estimated to be $3.2 million on the closing date of the transaction and was recorded as additional paid-in capital. Upon exercise, we will pay transaction fees equal 6% of the warrant proceeds under an existing capital advisory agreement.
     Pursuant to the terms of the registration rights agreement, we filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended, on April 4, 2005 covering the resale of all of the common stock purchased and the common stock underlying the issued warrants. Such registration statement has not yet been declared effective.
     The registration rights agreement further provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, we will be required to pay each holder an amount in cash, as liquidated damages, equal to 1% per month of the aggregate purchase price paid by such holder. As of June 30, 2005 we have incurred $109,000 of liquidated damages, which have been included in general and administrative expenses.
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
     Pro forma information regarding our net loss is required by SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123, as amended by SFAS 148. The pro forma effects of stock-based compensation on net loss and net loss per share have been estimated at the date of grant using the Black-Scholes option-pricing model.
     The following table illustrates the effect on net losses if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,743)	$(5,620)	$(7,598)	$(14,243)
Reconciling items:
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards	—	4	—	13
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense	(919)	(759)	(1,820)	(1,356)

Net adjustment	(919)	(755)	(1,820)	(1,343)

Net loss, as adjusted	$(4,662)	$(6,375)	$(9,418)	$(15,586)

Basic and diluted loss per share:
As reported	$(0.12)	$(0.23)	$(0.26)	$(0.59)

As adjusted	$(0.16)	$(0.27)	$(0.33)	$(0.65)

     In December 2004, SFAS No. 123R, Share-Based Payment, was issued (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We are required to adopt SFAS 123R effective January 1, 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     We currently use the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits us to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.
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
     We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123R as described in the disclosure of pro forma net loss and loss per share in the table above.
7. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.
     The following is a summary of inventories:

	June 30,	December 31,
	2005	2004
Raw materials	$1,981	$1,727
Work in process	390	446
Finished goods	1,939	1,560

Total inventories	4,310	3,733
Less inventory reserve	(556)	(558)

Inventories, net	$3,754	$3,175

8. Commitments and Contingencies
Legal Matters
     In November 2002, we were named as a defendant, together with certain former officers, one of whom is also a former board member, in a class-action lawsuit filed in the United States District Court for the Central District of California. On February 2, 2003, the court issued an order consolidating this action with various other similar complaints and ordering plaintiffs to file a consolidated complaint, which was filed on October 31, 2003. The consolidated complaint asserted two claims for relief, alleging that the defendants violated sections of the Securities Exchange Act of 1934 by purportedly issuing false and misleading statements regarding our revenues and expenses in press releases and SEC filings. Plaintiffs sought class certification and unspecified damages from us, as well as forfeiture and reimbursement of bonus compensation received by two of the individual defendants. On April 26, 2004, the court issued an order denying our motion to dismiss the consolidated complaint. On November 8, 2004, we executed a settlement agreement with the lead plaintiffs and their counsel. Under the agreement, in exchange for a release of all claims, certain individuals and we agreed to pay a total of $8.95 million in cash. Our directors and officers’ liability insurance carriers funded the total amount of $8.95 million prior to December 31, 2004, subject to reservations of rights by the carriers. On February 7, 2005, the Court issued a final order approving the agreement and dismissing the class-action lawsuit.
     Of the $8.95 million settlement referred to above, our primary insurance carrier funded $1.25 million, our first excess insurance carrier funded $5 million and our second excess insurance carrier funded $2.7 million. As a result of the insurance settlements disclosed in the current reports on Form 8-K that we filed on December 20, 2004 and February 25, 2005, the amounts funded by our primary insurance carrier ($1.25 million) and our second excess insurance carrier ($2.7 million) no longer are subject to reservations of rights. However, as disclosed in the Form 8-K filings, we remain in arbitration with the first excess insurance carrier. Therefore, the amount funded by our first excess insurance carrier ($5 million) remains subject to reservations of rights. If the first excess insurance carrier were to prevail in its rescission claim, then we would be required to repay $5 million to the first excess insurance carrier.
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
     The corporate governance measures include new signature authorization and approval policy and procedures, new sales order processing and invoicing procedures, new contracts approval and management policies and procedures, new credit policies, new purchasing controls, new policies and procedures for cash management, collections and disbursements, new policy for recognition and recording of revenues and expenses, employee attestations, employee training, creation of risk oversight committee, updated employee handbook, expanded corporate compliance program, whistleblower hotline and upgraded accounting and finance department.
     We have been in settlement discussions with the staff of the SEC regarding the terms of a settlement of the previously announced investigation commenced by the SEC in January 2003 related to allegations that we and certain of our current and former officials and directors issued, or caused to be issued, false and misleading financial statements in prior periods. The proposed settlement which has been agreed upon by the staff and remains subject both to final approval by the SEC and court approval, includes the following principal terms: (i) we would pay a total of $750,001, consisting of $1 in disgorgement and $750,000 in civil penalties (which has been accrued as of December 31, 2004); (ii) we would agree to a stipulated judgment enjoining future violations of securities laws; and (iii) we would agree to maintain various improvements in our internal controls that have previously been implemented. If approved, the proposed settlement would resolve all claims against us relating to the formal investigation that the SEC commenced in January 2003.
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
     In addition, we are, in the normal course of business, subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of June 30, 2005, except for the matters indicated above for which we have accrued $2.2 million (of which $750,001 relates to the proposed settlement with the SEC and the balance of which relates to the directors’ and officers’ liability insurance matters referred to above), we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and the potential liability cannot be reasonably estimated at this time. Management’s evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future. Our directors’ and officers’ liability and other insurance may fund certain losses, including defense costs, related to the above litigation matters. These recoveries will be recorded when the amounts are determined to be recoverable from the insurance carriers.
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
9. Income Taxes
     We reported no income tax expense for each of the six months ended June 30, 2005 and 2004 due to our operating losses. The continuing operating losses resulted in an increase in the valuation allowance of $3.0 million and $5.7 million during the six months ended June 30, 2005 and 2004, respectively. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of June 30, 2005 and 2004.
10. Results of Operations
     Revenues and cost of revenues related to the following products and services for the periods ended June 30, 2005 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Cryocare Surgical Systems	$120	$121	$263	$248
Cryoablation disposable products and procedure fees	6,557	5,948	13,046	11,009
Cardiac royalties (CryoCath)	230	162	441	293
Erectile dysfunction products (Timm Medical)	2,171	2,081	4,455	4,144

	$9,078	$8,312	$18,205	$15,694

Cost of Revenues:
Cryocare Surgical Systems	$158	$38	$315	$82
Cryoablation disposable products and procedure fees	3,765	3,240	7,795	6,526
Cardiac royalties (CryoCath)	—	—	—	—
Erectile dysfunction products (Timm Medical)	657	1,035	1,537	1,939

	$4,580	$4,313	$9,647	$8,547

     Revenues from the sales of cryoablation disposable products and cryoablation procedure fees are comprised of the following for the periods ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Disposable products	$1,689	$1,302	$2,809	$2,689
Procedure fees	4,868	4,646	10,237	8,320

	$6,557	$5,948	$13,046	$11,009

     Cost of revenues for cryoablation disposable product sales and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees both incorporate similar inventory when sold and the Company does not separately track the cost of disposals sold directly to customers and those consumed in cryoablation procedures. Cryoablation procedure services are provided to medical facilities upon request to facilitate the overall delivery of our technology into the marketplace.
11. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on our consolidated financial position or results of operations.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this report, and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended.
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
Strategy, Key Metrics and Developments
     Our goal is to achieve a leading position in the prostate and renal cancer markets, and further develop and increase the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and management of pain from bone metastases. At the same time, we seek to achieve penetration across additional markets with our proprietary cryoablation technology, while maintaining our dominant position in vacuum technology for erectile dysfunction.
     Our primary objective for our cryoablation business is to grow market share, measured in terms of the number of procedures performed with our Cryocare Surgical System, which we calculate using two primary components. The first component is that we include the actual number of cryoablation cases for which we perform the service element on behalf of the healthcare facility. In the second, we compute a procedure case equivalent based on sales of our cryoablation disposable products by using the expected disposable product usage for those sales. Accordingly, procedure growth is an important metric to which we refer in order to measure the success of our strategy. In the past several years, we have been successful in increasing the number of procedures on a year-over-year basis. Most recently, in 2004 procedures increased 34.5 percent to 4,713 from 3,504 in 2003. In 2005, our objective is to increase the number of procedures at a significant rate which is comparable to growth rates we have achieved historically.
     In addition to being a key business metric, procedure growth is an important driver of revenue growth, because a significant percentage of our revenues consists of sales of the disposable products used in procedures performed with the Cryocare Surgical System, as shown below under “Results of Operations.” In 2003 we redirected our strategy for our cryoablation business away from emphasizing sales of Cryocare Surgical Systems and instead towards seeking to increase recurring sales of disposable supplies.
     The factors driving interest in and utilization of cryoablation by urologists include:
•	increased awareness and acceptance of cryoablation by industry thought leaders;

•	continued publication of clinical follow up data on the effectiveness of cryoablation, including recently published 10-year data resulting from a study conducted by an affiliate of Roper Hospital in Charleston, South Carolina;

•	increased awareness among patients of cryoablation and its preferred outcomes as compared to other modalities;

•	the effectiveness of our dedicated cryoablation sales force; and

•	our continued expenditure of funds on patient education and advocacy.
Results of Operations
     Revenues and cost of revenues related to the following products and services for the period ended June 30, 2005 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Cryocare Surgical Systems	$120	$121	$263	$248
Cryoablation disposable products and procedure fees	6,557	5,948	13,046	11,009
Cardiac royalties (CryoCath)	230	162	441	293
Erectile dysfunction products (Timm Medical)	2,171	2,081	4,455	4,144

	$9,078	$8,312	$18,205	$15,694

Cost of Revenues:
Cryocare Surgical Systems	$158	$38	$315	$82
Cryoablation disposable products and procedure fees	3,765	3,240	7,795	6,526
Cardiac royalties (CryoCath)	—	—	—	—
Erectile dysfunction products (Timm Medical)	657	1,035	1,537	1,939

	$4,580	$4,313	$9,647	$8,547

     The table below summarizes revenues from the sales of cryoablation disposable products and cryoablation procedure fees for the periods ended June 30, 2005 and 2004.
     Cost of revenues for cryoablation disposable product sales and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees both incorporate similar inventory when sold and the Company does not separately track the cost of disposals sold directly to customers and those consumed in cryoablation procedures. Cryoablation procedure services are provided to medical facilities upon request to facilitate the overall delivery of our technology into the marketplace.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Disposable products	$1,689	$1,302	$2,809	$2,689
Procedure fees	4,868	4,646	10,237	8,320

	$6,557	$5,948	$13,046	$11,009

     We recognize revenues from sales of Cryocare Surgical Systems, disposable cryoablation products and other urological products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured.
     We also contract with medical facilities to provide cryoablation services and for the use of the Cryocare Surgical Systems in cryoablation treatments for which we charged a per-procedure fee. The cryoablation services provided generally consist of rental and transport of a Cryocare Surgical System, as well as the services of a technician to assist the physician with the set-up, use and monitoring the equipment.
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

     Research and development expenses are expensed when incurred and include expenses associated with the design and development of new products as well as significant enhancements to existing products. These expenses consist primarily of salaries and related benefits and overhead costs for staff engaged in research and development activities, costs for materials and supplies used in performing research and development activities, costs of clinical trials conducted for the purpose of obtaining regulatory approval of our products, consulting and advisory fees for outside service providers directly involved in research and development activities, and depreciation on equipment used directly for research and development activities. Our research and development efforts are periodically subject to significant non-recurring expenses and fees that can cause some variability in our quarterly research and development expenses.
     Sales and marketing expenses primarily consist of salaries, commissions and related benefits and overhead costs for employees and activities in the areas of sales, marketing and customer service. Expenses associated with advertising, trade shows, promotional and training costs related to marketing our products are also classified as sales and marketing expenses.
     General and administrative expenses primarily consist of salaries and related benefits and overhead costs for employees and activities in the areas of legal affairs, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants are also included where their services are related to general and administrative activities. This category also includes reserves for bad debt, and litigation losses less amounts recoverable under our insurance policies. Litigation reserves and insurance recoveries are recorded when such amounts are probable and can reasonably be estimated.
     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenues. Revenues for the three months ended June 30, 2005 increased 9.2 percent to $9.1 million compared to $8.3 million for the same period in 2004. The increase in revenues was primarily attributable to growth in sales of disposables and procedure fees related to our cryoablation business.
     The number of cryoablation procedures performed, and related sales of disposable products used in these procedures, increased 25.4 percent to 1,620 in the second quarter of 2005 from 1,292 in the comparable period of 2004, while the related revenues increased 10.2 percent to $6.6 million in the second quarter of 2005 from $5.9 million for the comparable period in 2004. Of the total procedures performed during the three months ended June 30, 2005, 60.4 percent were those in which we provided cryoablation services and 39.6 percent were from the sale of disposable cryoablation products. This compares to 71.5 percent of cryoablation procedures and 28.5 percent for sales of disposable cryoablation products during the three months ended June 30, 2004. Contributing to growth in sales of cryoablation products was an increase in sales to a market served by interventional radiologists, treating tumors in the lung and liver and pain resulting from metastases of cancer in the bone. These procedures generally have a lower average selling price than procedures performed by urologists on prostate and renal cancer, although cost of revenues are also lower.
     CyoCath royalty revenues also increased 42.0 percent or $68,000 over the same period in 2004 while revenues from Cryocare Surgical Systems remained flat due to our strategy of promoting adoption of our technology through an emphasis on growth in cryoablation procedures, rather than through sales of capital equipment.
     Sales of our Timm Medical product lines increased 4.3 percent to $2.2 million in the three months ended June 30, 2005 from $2.1 million for the same period in 2004. This increase is primarily due to increased domestic sales from increased focus on our erectile dysfunction sales force in 2005.
     Cost of Revenues. Cost of revenues for the three months ended June 30, 2005 increased 6.2 percent to $4.6 million compared to $4.3 million for the same period in 2004. The increase in cost of revenues resulted primarily from growth in sales of cryoablation probes and procedures. Cost of revenues related to our cryoablation probes and procedures increased 16.2 percent to $3.8 million for the second quarter of 2005 from $3.2 million for the same period in 2004. This increase was also driven by an increase in the number of cryoablation procedures for which we subcontract substantially all of the service to third party service providers at an additional cost, partially offset by a 13.5 percent decrease in the amount per procedure we pay to the third party service providers. During the three months ended June 30, 2005 substantially all of our cryoablation procedures that require a technician were performed by third party service providers.

     Cost of revenues for our Timm Medical product lines decreased substantially to 30.3 percent for the three months ended June 30, 2005 compared to 49.7 percent for the same period in 2004. The primary cause of the decline was decreases in manufacturing costs from changing the configuration of our Timm Medical products as well as discounts taken from volume discounts we received for buying larger quantities of raw materials.
     Gross Margins. Gross margins on revenues increased to 49.5 percent for the three months ended June 30, 2005 compared to 48.1 percent for the same period in 2004. The positive trend in gross margins was related to factors including continued reductions in manufacturing costs for our cryoablation disposable products as well as a decline in the average fee we paid to third parties to provide cryoablation procedures on our behalf, partially offset by an increase in cryoablation procedures where we contracted with third parties to perform the procedures. Gross margins for our Timm Medical product lines increased due to higher domestic sales of erectile dysfunction products and production cost reductions.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2005 increased 29.4 percent to $0.6 million compared to $0.5 million for the comparable period in 2004. The increase was primarily attributable to costs associated with investments in new technology. As a percentage of revenues, research and development expenses increased to 6.4 percent from 5.4 percent during the three months ended June 30, 2004.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2005 declined 16.9 percent or $.8 million to $4.2 million as compared to $5.0 million for the same period in 2004. The decline in sales and marketing expenses is primarily due to the reduction of staffing and consulting costs of $0.4 million, the reduction of advertising costs of $0.2 million and the reduction in proctor fees and related costs of $0.2 million. The reduction is due primarily to our June 2004 cost reduction program as well as the consolidation of certain sales functions and territories, the elimination of certain marketing activities and the restructuring of our sales and marketing programs.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2005 declined 10.2 percent or $0.4 million to $3.7 million as compared to $4.1 million for the same period in 2004. The primary contributor to the decline in general and administrative expenses was a reduction in costs for legal, accounting and consulting totaling $0.8 million which was offset by a $0.4 million reduction taken in the bad debt provision for the same period in 2004. Prior period legal and accounting costs were significantly higher due to a greater level of activity in 2004 related to investigations into our historical accounting and financial reporting. While these investigations have continued during 2005, the related costs have decreased.
     Interest Income, Net. Interest income, net, for the three months ended June 30, 2005 was $0.2 million compared to $77,000 for the same period in 2004. Interest income in the 2004 and 2005 period includes $51,000 and $62,000 respectively, of interest payments on a note receivable for the sale of our urinary incontinence product line in 2003 with the remaining interest income in 2005 due primarily to interest earned from the investment of the $14.6 million in net proceeds from the March 2005 private placement.
     Net Loss. Net loss for the three months ended June 30, 2005 was $3.7 million or $0.12 per basic and diluted share on 30.0 million weighted average shares outstanding, compared to a net loss of $5.6 million, or $0.23 per basic and diluted share on 24.0 million weighted average shares outstanding for the same period in 2004.
     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenues. Revenues for the six months ended June 30, 2005 increased 16.0 percent to $18.2 million compared to $15.7 million in 2004. Reasons for the revenue increase include the number of cryoablation procedures performed, and related sales of disposable products used in these procedures in the six months ended June 30, 2005 compared to the same period in 2004. Procedures increased 32.4 percent to 3,112 for the six months ended June 30, 2005 from 2,350 in the comparable period of 2004, while the related revenues increased at 18.5 percent to $13.0 million from $11.0 million for the comparable period in 2004. Of the total procedures performed during the six months ended June 30, 2005, 66.2 percent were those during which we provided cryoablation services and 33.8 percent were from the sale of disposable cryoablation products. This compares to 72.0 percent for cryoablation procedures and 28.0 percent for sales of disposable cryoablation products during the six months ended June 30, 2004. Cardiac royalty revenue increased 50.5 percent while the revenue from the sale of Cryocare Surgical Systems remained flat.
     Sales of our Timm Medical product lines increased 7.5 percent to $4.5 million in the six months ended June 30, 2005 from $4.1 million for the same period in 2004. This increase is primarily due to increased domestic sales from increased focus on our erectile dysfunction sales force in 2005.
     Cost of Revenues. Cost of revenues for the six months ended June 30, 2005 increased 12.9 percent to $9.6 million compared to $8.5 million for the same period in 2004. Cost of revenues related to our cryoablation probes and procedures increased 19.4 percent to $7.8 million for 2005 from $6.5 million, for the same period in the 2004. The increase was driven by an increase in the number of cryoablation procedures for which we subcontract substantially all of the service to third party service providers at an additional cost, partially offset by a 15.1 percent decrease in the amount per procedure we pay to the third party service providers. During the six months ended June 30, 2005 substantially all of our cryoablation procedures that require a technician were performed by third party service providers.
     Cost of revenues for our Timm Medical product lines decreased substantially to 34.5 percent for the six months ended June 30, 2005 compared to 46.8 percent for the same period in June 2004. The primary cause of the decline was decreases in manufacturing costs from changing the configuration of our Timm Medical products as well as discounts taken from volume discounts we received for buying larger quantities of raw materials.
     Gross Margins. Gross margins on revenues increased to 47.0 percent for the six months ended June 30, 2005 compared to 45.5 percent for the same period in 2004. The positive trend in gross margins was related to factors including continued reductions in manufacturing costs for our cryoablation disposable products as well as a decline in the average fee we paid to third parties to provide cryoablation procedures on our behalf, partially offset by an increase in cryoablation procedures where we contracted with third parties to perform the procedures. Gross margins for our Timm Medical product lines increased due to higher domestic sales of erectile dysfunction products and production cost reductions.
     Research and Development. Research and development expenses for the six months ended June 30, 2005 decreased 8.3 percent to $0.9 million compared to $1.0 million for the comparable period in 2004. The decrease was primarily attributable to a $0.2 million reduction in consulting and staffing costs initiated in our June 2004 cost reduction program offset by a $0.1 million increase in costs associated with investments in new technology. As a percentage of revenues, research and development expenses decreased to 5.0 percent from 6.3 percent during the six months ended June 30, 2004.
     Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2005 declined 14.0 percent or $1.3 million to $8.2 million as compared to $9.5 million for the same period in 2004. Driving the decrease were staffing and consulting costs which decreased $0.7 million, advertising costs which decreased $0.2 million and proctor fees and related costs decreased $0.4 million.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2005 declined 26.3 percent or $2.8 million to $7.9 million as compared to $10.7 million for the same period in 2004. The decline resulted from decreases in legal, accounting and consulting costs of $3.0 million and staffing-related costs of $0.2 million and which were offset by a $0.4 million reduction taken in the bad debt provision for the same period in 2004.
     Impairment Charge. During the quarter ended September 30, 2004, we recorded $15.8 million in impairment charges to write down the goodwill and amortizable intangibles in conjunction with Timm Medical and our ownership interests in certain mobile prostate treatment businesses. The charge represented the excess of the carrying value of these entities compared to their fair value, less estimated costs to sell. With the completion of a $15.6 million private placement of our common stock during the first quarter of 2005, management ceased actively marketing Timm Medical for sale and reversed $0.6 million of estimated costs to sell that had been previously recorded to impairment charge.
     Interest Income, Net. Interest income, net, for the six months ended June 30, 2005 was $0.3 million compared to $0.1 million respectively, for the same period in 2004. Interest income in the 2004 and 2005 period includes $51,000 and $62,000 respectively, of interest payments on a note receivable for the sale of our urinary incontinence product line in 2003 with the remaining interest income in 2005 due primarily to interest earned from the investment of the $14.6 million in net proceeds from the March 2005 private placement.
     Minority Interests. Minority interests represent earnings attributable to minority investors in the mobile prostate treatment businesses we acquired in 2002. During the fourth quarter of 2004 and the first quarter of 2005 we sold or dissolved a majority of these businesses. The businesses dissolved or remaining during the first quarter of 2005 had no operations and therefore no minority interest amounts were recorded in the first or second quarter of 2005.
     Net Loss. Net loss for the six months ended June 30, 2005 was $7.6 million or $0.26 per basic and diluted share on 29.0 million weighted average shares outstanding, compared to a net loss of $14.2 million, or $0.59 per basic and diluted share on 24.1 million weighted average shares outstanding for the same period in 2004.
Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2005, we had an accumulated deficit of approximately $159.6 million and cash and cash equivalents of approximately $12.7 million.
     We do not expect to reach break-even or cash flow positive in 2005, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted primarily from our continued investment to gain acceptance of our technology. We believe the success of our strategy is reflected in the revenue growth for cryoprobes, disposables products and cryoablation procedure fees. These revenues comprised 40.8 percent of total revenues in 2002 compared to 67.6 percent of total revenues in 2004 representing a 75.4 percent increase from $12.6 million in 2002 to $22.1 million in 2004.
     While we expected these losses to decline over time, our cash use from quarter to quarter may fluctuate, due to timing issues, investments in inventory and the costs related to ongoing investigations and regulatory compliance discussed below.
     We also continue to incur significant costs associated with ongoing investigations and other matters related to historical accounting and financial reporting, including obligations to indemnify our former officers and former directors in connection with those investigations. Total professional services costs for the six months ended June 30, 2005 were $2.9 million and for the year ended December 31, 2004 were $7.8 million of which a large percentage of these costs relate to these matters.
     For the six months ended June 30, 2005 and the year ended December 31, 2004, $0.6 million and $2.3 million, respectively, of these costs also related to our efforts to achieve compliance with the integral control reporting requirements of Section 404 of the Sarbanes-Oxley Act. We also face large cash expenditures in the future related to past due state and local tax obligations, for which we estimated and accrued $3.4 million as of June 30, 2005. We currently are in negotiations with various states to resolve past due taxes but have not yet entered into any settlement agreements.
     On March 11, 2005, we issued 5,635,378 shares of our common stock, warrants to purchase an additional 1,972,374 shares of common stock at $3.50 per share and warrants to purchase an additional 1,972,374 shares of common stock at $4.00 per share for an aggregate gross cash proceeds of $15.6 million ($2.77 per share) less transaction costs of $1.0 million, in a private placement financing. We believe that the proceeds of this offering provide us with the means to eventually improve our business to a positive cash flow status.

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
Risks Related to Our Business
     The risks and uncertainties described below are not the only ones we face. For information regarding other risks related to our business, please see “Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended. Furthermore, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of these risks could harm our business. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
     We face risks related to investigations by the SEC and DOJ.
     As previously reported, the SEC and the DOJ are conducting investigations into allegations that we and certain of our current and former officers and directors issued, or caused to be issued, false and misleading statements regarding our financial results for 2001 and 2002 and related matters, including whether we prematurely recognized revenue from the sale of Cryocare systems and improperly delayed posting of expenses. Although we have fully cooperated with these governmental agencies in these matters and intend to continue to fully cooperate, these agencies may determine we have violated federal securities laws. We cannot predict when these investigations will be completed or their outcomes. If it is determined that we have violated federal securities laws or other laws or regulations, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.
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
     Future sales of our common stock, including shares issued upon the exercise of outstanding options and warrants or hedging or other derivative transactions with respect to our stock, could have a significant negative effect on the market price of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate. We had an aggregate of 30,059,977 shares of common stock outstanding as of June 30, 2005, which included 5,635,378 shares of our common stock that we issued on March 11, 2005 in connection a financing described in the Form 8-K that we filed on March 16, 2005. Investors in that financing also received warrants to purchase an aggregate of 1,972,374 shares of our common stock at an exercise price of $3.50 per share and 1,972,374 shares of our common stock at an exercise price of $4.00 per share. We entered into a registration rights agreement in connection with the financing pursuant to which we agreed to register for resale by the investors the shares of common stock issued and issuable upon exercise of the warrants issued in the financing. We have filed a registration statement with the SEC to register these shares but the registration statement has not yet been declared effective. Once the registration statement is declared effective, the shares covered by the registration statement may be sold, which could have a significant negative effect on the market price of our common stock.
Our common stock was delisted from the Nasdaq Stock Market and, as a result, trading of our common stock has become more difficult.
     Our common stock was delisted from The Nasdaq Stock Market on January 16, 2003 because of our failure to keep current in filing our periodic reports with the SEC. Trading is now conducted in the over-the-counter market in the so-called “pink sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We have been in discussions with the American Stock Exchange (“AMEX”) and Nasdaq regarding the relisting of our common stock. We hope that our common stock will be relisted with either AMEX, the Nasdaq SmallCap Market or the Nasdaq National Market System by the end of 2005, but we cannot assure you that our common stock will be relisted within any particular time period, or at all. As noted below, we may effectuate a reverse stock split in order to qualify our stock for relisting.
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
In order to qualify our stock for relisting, we may effectuate a reverse stock split, which could adversely affect our stockholders.
     In order to qualify our stock for relisting, we may effectuate a reverse stock split. We believe that we currently satisfy all of the objective criteria for relisting on AMEX, and we believe that we currently satisfy all of the objective criteria for relisting on the Nasdaq SmallCap Market and the Nasdaq National Market System, except for the minimum bid price requirement applicable to the Nasdaq National Market System. AMEX requires a minimum bid price of $3.00, the Nasdaq SmallCap Market requires a minimum bid price of $4.00 and the Nasdaq National Market System requires a minimum bid price of $5.00. As of June 30, 2005, the closing price for our common stock as reported on the “pink sheets’” was $4.00 per share. Of course, we cannot predict whether this share price will be maintained or increased in the future.
     Any reverse stock split would require the prior approval of our stockholders at a stockholders meeting, because our charter prohibits stockholder action by written consent. We recently announced a special stockholders meeting to be held on August 30, 2005 for the purpose of obtaining approval for a reverse stock split. As noted in the definitive proxy statement that we filed with the SEC on July 18, 2005, we are asking our stockholders to approve the combination of any whole number of shares of common stock between and including two and five into one share of common stock, i.e., each of the following combination ratios: one for two, one for three, one for four and one for five. If our stockholders approve the reverse stock split and our board decides to proceed with the reverse stock split, then the board will determine the exact ratio within the range described in the previous sentence. If the board does not implement a reverse stock split prior to the one-year anniversary of the special stockholders meeting, then stockholder approval again would be required prior to implementing any reverse stock split.
     In many instances historically the markets have reacted negatively to the effectuation of a reverse stock split. We cannot assure you that our stock will not be negatively affected if our board decides to proceed with a reverse stock split. However, we believe that our circumstances and rationale for the reverse stock split differentiate us from many other companies that have effectuated reverse stock splits. Among other things, we would be effectuating a reverse stock split to qualify our common stock for listing, whereas many other companies have effectuated reverse stock splits to avoid delisting in the face of dire financial or operational circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. As of June 30, 2005, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore, we do not have significant market risk exposure with respect to commodity prices.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We incorporate by reference the information contained in Note 8 Commitments and Contingencies-Legal Matters to the condensed consolidated financial statements included above in Item 1 of Part I.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on Wednesday, June 22, 2005. Our stockholders approved the following matters at the Annual Meeting by the votes indicated:
     1. The stockholders elected the following seven directors to our Board of Directors to serve during the ensuing year or until their respective successors are duly elected and qualified:

	Number of Shares
	For	Abstain
John R. Daniels, M.D.	23,543,327	38,860
Craig T. Davenport	23,183,142	399,045
David L. Goldsmith	23,543,327	38,860
Eric S. Kentor	23,542,802	39,385
Terrence A. Noonan	23,543,327	38,860
Michael J. Strauss, M.D	23,179,412	402,775
Thomas R. Testman	23,543,327	38,860
     2. The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2005:

Number of
Shares
For	23,569,245
Against	12,302
Abstain	640
Item 5. Other Information
     None.

Item 6. Exhibits.

Exhibit
No.	Description
2.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2.8(7)*	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.

3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(2)	Restated Certificate of Incorporation.

3.4(11)	Amended and Restated Bylaws of the Company.

Exhibit
No.	Description
4.1(12)	Form of Stock Certificate.

4.2(13)	Form of Series A Warrant.

4.3(13)	Form of Series B Warrant.

4.4(14)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(15)	Amendment No. 1 to Rights Agreement, dated as of June 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1(16)	First Amendment to Employment Agreement with Craig T. Davenport, dated as of April 28, 2005.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
* Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(14)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(15)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(16)	Previously filed as an exhibit to our Form 8-K filed on May 3, 2005.

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

Michael R. Rodriguez
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2005

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2.8(7)*	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.

3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(2)	Restated Certificate of Incorporation.

Exhibit
No.	Description
3.4(11)	Amended and Restated Bylaws of the Company.

4.1(12)	Form of Stock Certificate.

4.2(13)	Form of Series A Warrant.

4.3(13)	Form of Series B Warrant.

4.4(14)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(15)	Amendment No. 1 to Rights Agreement, dated as of June 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1(16)	First Amendment to Employment Agreement with Craig T. Davenport, dated as of April 28, 2005.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
* Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(14)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(15)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(16)	Previously filed as an exhibit to our Form 8-K filed on May 3, 2005.