Form 10-K/A
period 2004-12-31
ENDOCARE INC
filed 2005-09-16
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
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
      There were 30,059,977 shares of the Registrant’s common stock issued and outstanding as of June 30, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain exhibits filed with our prior registration statements and Forms 10-K, 8-K and 10-Q are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

Endocare, Inc.
Form 10-K/A
For the Fiscal Year Ended December 31, 2004

i

EXPLANATORY NOTE
      This amendment no. 2 on Form 10-K/ A amends our annual report on Form 10-K for the year ended December 31, 2004, which was originally filed with the SEC on March 16, 2005. Amendment no. 1 on Form 10-K/ A was filed on May 2, 2005 in order to furnish the internal control report and related attestation report required by Section 404 of the Sarbanes-Oxley Act of 2002. The purpose of this amendment no. 2 is to revise the items set forth below based on comments received from the SEC staff in connection with the SEC staff’s review of a registration statement on Form S-2 that we originally filed on April 5, 2005 and subsequently amended. Except as otherwise expressly stated, this amendment no. 2 does not reflect any events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K filing or amendment no. 1. This amendment no. 2 continues to speak as of the date of the original Form 10-K filing, except that we have included as exhibits an updated consent of our independent registered public accounting firm and updated certifications from our chief executive officer and chief financial officer, as exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, respectively. This amendment no. 2 should be read in conjunction with our filings made with the SEC subsequent to the date of the original Form 10-K filing, including any amendments to those filings.
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
Overview
      We are a specialty medical device company focused on improving patient’s lives through the development, manufacturing and distribution of health care products related to our core competencies in the areas of cryoablation and vacuum technology. Our strategy is to achieve a dominant position in the prostate and renal cancer markets, further developing and increasing the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and management of pain from bone metastases, while achieving penetration across additional markets with our proprietary cryosurgical technology and maintaining our leading position in vacuum technology for erectile dysfunction. The term “cryoablation procedures” refers to medical procedures in which ice is used to destroy tissue, such as tumors, for therapeutic purposes. The term “cryosurgical technologies” refers to technologies relating to the use of ice in surgical procedures, including cryoablation procedures.

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
Raw Materials
      We rely on third party suppliers to provide certain critical components for all of our product lines. In certain cases, the suppliers are our sole source of supply for these components. Our policy is to enter into long-term supply agreements that require suppliers to maintain adequate inventory levels and which contain other terms and conditions protecting us against unforeseen interruptions in their production. We maintain adequate stock levels at our own locations to ensure an uninterrupted source of supply. Wherever possible, we seek to establish secondary sources of supply or other manufacturing alternatives. Nevertheless, despite these efforts, it is possible that we may experience an interruption in supply of one or more of our critical components resulting in backorders to our customers. However, we believe that we could locate alternative sources of supply upon such terms and within such a timeframe as would not result in a material adverse effect on our business.
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
      We believe that the following discussion summarizes all of the material health care regulatory requirements to which we currently are subject. Complying with these regulatory requirements may involve expense to us, delay in our operations, and/or restructuring of our business relationships. Violations could potentially result in the imposition upon us of civil and/or criminal penalties.
     Anti-Kickback Laws
      The federal health care program “anti-kickback” law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services or (iii) the purchase, lease, or order or arranging or recommending purchasing, leasing or ordering any item or service, in each case, reimbursable under any federal health care program. Because our products are reimbursable under Medicare, Medicaid and other federal health care programs, the anti-kickback law applies. Many states have similar anti-kickback laws, and in many cases these laws apply to all patients, not just federal health care program beneficiaries. Noncompliance with, or violation of, the federal anti-kickback law can result in exclusion from federal health care programs and civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback laws. Several federal courts have held that the anti-kickback law is violated if just one purpose of payment is to induce the referral of patients. To the extent that we are deemed to be subject to these federal or similar state laws, we believe that our activities and contemplated activities comply in all material respects with such statutes and regulations.
      Regulations to the federal anti-kickback law specify payment practices that will not be subject to prosecution under the anti-kickback law. These are known as the “safe-harbors.” Failure to comply fully with a safe-harbor does not mean the practice is per se illegal, and many common arrangements in the health care industry do not fit a safe harbor, yet are not violations of the anti-kickback law. Rather, if a practice does not fit within a “safe harbor,” no guarantee can be given that the practice will be exempt from prosecution; it will be viewed under the totality of the facts and circumstances.
      Many of our relationships with customers, such as volume and other discounts, fit within a safe harbor. However, our service agreements with physician-owned entities do not fit completely within a safe harbor. For example, the safe harbor for equipment leases and the safe harbor for personal services both require that the aggregate amount of the rental or service payment be fixed in advance for the term of the arrangement, which must be at least one year. However, where the need for medical procedures is not known in advance, it is sometimes more appropriate to arrange for payment on a per procedure basis, rather than determining a year’s total compensation in advance. For the reasons described below, certain of our arrangements with physician-owned entities provide for payment on a per procedure basis.
      In the case of cryosurgery, as well as other procedures that involve new or expensive technology, hospitals often do not want to invest in the required capital equipment (for example, the Cryocare CS System, at a cost of approximately $150,000 to $200,000 per unit). Rather, hospitals enter into arrangements with specialty mobile service providers or equipment manufacturers to obtain the use of the necessary equipment and disposable items (such as cryoprobes), as well as technician services, where applicable, on a per procedure basis. In the case of cryosurgical equipment and disposables, some physicians have formed or invested in mobile service providers that provide cryosurgical equipment, disposables and services directly to hospitals. In such cases, our relationship to the physician-owned entities is only as a seller of our products, where discounts are provided in accordance with the discount safe harbor. However, in some cases, we contract directly with hospitals to provide the necessary equipment, disposables and technical support. These contracts generally provide for the hospital to pay for the equipment/disposables/support package on a per procedure basis. Since we are primarily in the business of selling our equipment and disposables, not providing services, when we contract to provide equipment to hospitals, whenever possible, we subcontract with a mobile service provider or other equipment owner to furnish the equipment as our subcontractor. A significant number of these businesses are owned entirely or in part by urologists who purchase the equipment in order to make cryosurgery available in their communities. Since the hospitals pay us on a per procedure basis, we in turn pay our subcontractors on a per procedure basis pursuant to service agreements. These service agreements do not meet a safe harbor since, as noted above, the safe harbors for equipment leases and service arrangements require that the aggregate payment for the term of the arrangement must be set in advance. Although the service agreements do not meet a safe harbor, our service agreements with physician-owned entities include the following elements intended to address anti-kickback law concerns:

•	Physician-owned subcontractors are not compensated or otherwise treated differently than non-physician-owned entities;

•	The per procedure payments under the subcontracts are intended to reflect fair market value for the products and services provided by the subcontractors;

•	Subcontracts are in writing and include a number of representations regarding health care regulatory compliance issues, including requiring the subcontractor to represent that distributions to physician owners of the subcontractor are not based on referrals; and

•	Physicians must make significant investments in order to purchase our equipment. The fact that the physicians have assumed bona fide business risk is an important factor in demonstrating that the arrangement is not simply a way for physicians to profit from their referrals.

     Patient Referral Laws
      The Stark law prohibits a physician from referring a Medicare patient for “designated health services,” or DHS, to an entity with which the physician has a direct or indirect financial relationship, whether in the nature of an ownership interest or a compensation arrangement, subject only to limited exceptions. The Stark law also prohibits the recipient of a prohibited referral from billing for the DHS provided pursuant thereto. DHS include inpatient and outpatient hospital services, durable medical equipment and prosthetic devices. The entity that bills Medicare for the DHS is considered to be the provider of the DHS for Stark law purposes. Therefore, we are not providers of DHS. Rather, the hospitals where the procedures are performed are the providers of DHS, because they bill Medicare for the cryosurgery procedures, and inpatient and outpatient hospital services are DHS. The status of our subsidiary, Timm Medical, as a DHS provider, is addressed below.
      Physicians who have an ownership or compensation relationship with the entities (such as mobile vendors) that furnish our equipment to hospitals, and the hospitals that obtain equipment and services directly or indirectly from such entities, are considered to have an “indirect compensation arrangement,” and therefore that relationship must meet a Stark law exception in order for the physicians to make DHS referrals to the hospital. There is a Stark law exception for indirect compensation arrangements that applies if:

(1) Fair Market Value Compensation. The compensation to the physician under the arrangement (or, if the first link in the chain of arrangements between the parties is an ownership or investment interest by the referring physician, the first entity up the chain that has a direct compensation arrangement with next link in the chain) represents fair market value, and is not determined in a manner that takes into account the volume or value of referrals or other business generated by the physician for the DHS entity;

(2) Written Contract. The arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement; and

(3) Anti-Kickback Law Compliance. The arrangement does not violate the anti-kickback law.

      Here, as noted above in connection with discussion of the anti-kickback law, our service agreements are in writing, the per procedure payments are intended to reflect fair market value and are not determined in a manner that takes into account referrals by owner-physicians to the hospital, and we believe that the arrangements do not violate the anti-kickback law.
      Finally, although Endocare is not a provider of DHS, Timm Medical is a DHS provider. However, Timm Medical’s only financial relationship with referring physicians is that Timm Medical occasionally sells devices to physicians, at a price determined to represent fair market value. Sales to physicians are covered by a Stark law exception for sales to physicians at a price consistent with fair market value.

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
      Regulations implementing the HIPAA security standards had a compliance date of April 20, 2005. In general, the security standards require covered entities (such as Timm Medical) to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. We believe that we have achieved compliance in all material respects with the HIPAA security standards.
      We believe that we have implemented appropriate measures to ensure compliance with HIPAA. However, there are many uncertainties remaining about how HIPAA applies to the medical device business, and no assurance can be made that HIPAA will not be interpreted in a manner that will hamper our ability to conduct medical research and receive medical information for other purposes as well.

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
Competition
      The medical device industry is subject to intense competition. Significant competitors in the area of prostate cancer therapies include ONCURA, CR Bard, Inc., Mentor Corporation, Theragenics Corporation and North American Scientific, Inc. We believe that currently only ONCURA provides cryoablation products that compete with our cryoablation products. However, we believe that our cryoablation products provide superior technology and greater functionality, at a price that is competitive. Significant competitors in the area of erectile dysfunction include American Medical Systems Holdings, Inc., Mentor Corporation, Augusta Medical Systems, LLC and Pfizer, Inc. In addition, other companies are developing urological products that could compete with our Cryocare Surgical System and other urological products. Many of these competitors have significantly greater financial and human resources than we do.
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
      In order to qualify our stock for relisting, we may effectuate a reverse stock split. We believe that we currently satisfy all of the objective criteria for relisting on AMEX, and we believe that we currently satisfy all of the objective criteria for relisting on the Nasdaq SmallCap Market and the Nasdaq National Market System, except for the minimum bid price requirement applicable to the Nasdaq National Market System. AMEX requires a minimum bid price of $3.00, the Nasdaq SmallCap Market requires a minimum bid price of $4.00 and the Nasdaq National Market System requires a minimum bid price of $5.00. As of June 30, 2005, the closing price for our common stock as reported on the “pink sheets” was $4.00 per share. Of course, we cannot predict whether this share price will be maintained or increased in the future.
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
      Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of our company. In addition, in April 1999, our Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. These provisions also could deter or prevent transactions that stockholders deem to be in their interests. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of our company. The foregoing factors could reduce the price that investors or an acquiror might be willing to pay in the future for shares of our common stock.
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
      We had no reported goodwill prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets,” goodwill can no longer be amortized against earnings. Goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist. The test for impairment requires us to first compare the fair value of the net assets of each reporting unit to their carrying value, including goodwill. Our management is primarily responsible for estimating fair value for impairment purposes. Management may consider a number of factors, including valuations or appraisals, when estimating fair value. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we next calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. We completed our annual goodwill impairment test as of October 1, 2002, 2003 and 2004 for all of our reporting units. Based on our evaluation we recognized an impairment charge of $18.0 million in the fourth quarter of 2002 to reduce the carrying value of the goodwill acquired in the Timm Medical acquisition. We determined that a charge for goodwill impairment was not required in 2003. For 2004, we recorded an additional $15.8 million impairment charge related to Timm Medical to further reduce the carrying value of the goodwill and intangibles acquired in the purchase of Timm Medical, and to write-off goodwill and intangibles related to our ownership interests in certain mobile prostate treatment businesses (See Note 6 of the Notes to Consolidated Financial Statements). The impairment charge related to Timm Medical in 2004 arose due to declining revenues, turnover in sales force and below average growth as compared to general industry trends.
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
      On December 6, 2002, Frederick Venables filed a purported derivative action against us and certain former officers, certain former board members and one current board member in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Pursuant to a stipulation filed on or about April 23, 2004 and approved by the court, the deadline to respond to the complaint was stayed until 2005. The complaint sought unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding our revenues and expenses in press releases and SEC filings. On December 6, 2004, we executed a settlement agreement with the plaintiff and his counsel. On December 8, 2004, the Court issued a final order approving the agreement and dismissing the derivative lawsuit. The agreement provides that, in exchange for the plaintiff’s release of all claims, we would pay a total of $500,000 in cash to cover the fees and expenses of the plaintiff’s counsel. The agreement also requires us to maintain various corporate governance measures for a period of at least two years, unless a modification is necessary in the good faith business judgment of our Board of Directors. The corporate governance measures include new signature authorization and approval policy and procedures, new sales order processing and invoicing procedures, new contracts approval and management policies and procedures, new credit policies, new purchasing controls, new policies and procedures for cash management, collections and disbursements, a new policy for recognition and recording of revenues and expenses, employee attestations, employee training, the creation of a risk oversight committee, an updated employee handbook, an expanded corporate compliance program, a whistleblower hotline and an upgraded accounting and finance department.
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

PART II

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

	2000	2001	2002	2003	2004

				(Restated)	(Restated)
	(In thousands, except per share data)
Revenues:	$6,568	$13,037	$30,916	$30,497	$32,685
Costs and expenses:
Cost of revenues	3,757	6,208	16,484	16,058	16,916
Research and development	2,371	2,544	2,900	1,257	1,608
Selling, general and administrative	13,436	15,728	33,770	47,189	34,961
Goodwill impairment and other charges	—	—	20,311	—	15,810
(Gain) loss on divestitures, net	—	—	—	(8,631)	711

Total costs and expenses	19,564	24,480	73,465	55,873	70,006

Loss from operations	(12,996)	(11,443)	(42,549)	(25,376)	(37,321)
Net loss	$(13,828)	$(11,452)	$(41,986)	$(25,447)	$(37,619)
Net loss per share of common stock — basic and diluted	$(1.08)	$(0.68)	$(1.76)	$(1.05)	$(1.55)

Weighted-average shares of common stock outstanding	12,757	16,741	23,822	24,162	24,263

Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$22,016	$81,887	$40,361	$23,375	$7,830
Working capital	20,885	84,999	37,021	19,924	9,235
Total assets	29,183	95,094	92,628	71,997	34,374
Long-term obligations(1)	8,574	—	—	—	—
Total stockholders’ equity	15,871	90,881	78,623	55,321	17,426

(1)	Long-term obligations include convertible debentures, a note payable and other liabilities, net of current balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations
      Revenues and cost of revenues related to the following products and services for the three-year period ended December 31, 2004 are as follows:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Revenues:
Product sales:
Cryoprobes and disposables	$3,309	$3,552	$4,584
Cryocare surgical systems	3,422	1,283	1,403
Urological products (Timm Medical)	12,789	10,953	8,553
Cardiac products (CryoCath)	2,104	331	—

	$21,624	$16,119	$14,540
Service revenues (procedure fees)	9,292	14,378	17,516
Other (CryoCath royalties)	—	—	629

	$30,916	$30,497	$32,685

Cost of Revenues:
Cryoprobes, disposables and procedure fees	$8,111	$10,626	$13,330
Cryocare surgical systems	1,480	466	255
Urological products (Timm Medical)	5,354	4,567	3,331
Cardiac products (CryoCath)	1,539	399	—

	$16,484	$16,058	$16,916

      Cost of revenues for cryoprobes, disposables and procedure fees are combined for reporting purposes. Sales of cryoprobes and disposables and procedure fees incorporate similar inventory when sold and the Company does not separately track the cost of disposals sold directly to customers and those consumed in cryoablation procedures. Procedure fees relate to services which are provided to medical facilities upon request to facilitate the overall delivery of the Company’s technology into the marketplace.
      We recognize revenues from sales of Cryocare Surgical Systems, disposable cryoprobes and other urological products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. We also contract with medical facilities for the use of the Cryocare Surgical Systems in cryoablation treatments for which we charge a per-procedure fee. The fee typically includes a procedure kit containing cryoprobes and other disposables needed to perform a cryoablation procedure, in addition to a service component. The service component of the procedure generally consists of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment. By the “service component of the procedure,” we are referring to technical equipment services (such as installing argon gas tanks, connecting cryoprobes, monitoring the equipment, etc.), not the actual performance of the medical procedure, which is performed by the physician.
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
      Costs, expenses and other results of operations for the three-year period ended December 31, 2004 are as follows:

	Year Ended
	December 31,

	2002	2003	2004

	(In thousands)
Cost of revenues	$16,484	$16,058	$16,916
Research and development	2,900	1,257	1,608
Selling, general and administrative	33,770	47,189	34,961
Goodwill impairment and other charges	20,311	—	15,810
(Gain) loss on divestitures, net	—	(8,631)	711

Total costs and expenses	$73,465	$55,873	$70,006

Interest income, net	1,007	548	286
Minority interests	(444)	(619)	(584)

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
      Goodwill Impairment and Other Charges. During the year ended 2004, we recorded $15.8 million in impairment charges to write down the goodwill and amortizable intangibles in conjunction with Timm Medical and our ownership interests in certain mobile prostate treatment businesses. The charge represents the excess of the carrying value of these entities compared to their fair value, less estimated costs to sell. Fair value for the mobile prostate treatment businesses was based on a proposed purchase offer. Fair value for Timm Medical was based on a weighted combination of the publicly-traded peer group company valuations and discounted cash flow analyses.
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
      Interest Income, Net. Interest income, net, for 2004 was $0.3 million compared to $0.5 million for 2003. The decrease in net interest income in 2004 compared to 2003 resulted from a decline in our average cash balance. Approximately $0.2 million of the $0.3 million earned in 2004 relates to interest payments received on the SRS note. (See Note 8).
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

	Payments Due by Period

	Total	2005	2006-2007	2008-2009

	(In thousands)
Non-cancelable operating leases(1)	$1,580	$640	$810	$130
Purchase commitments(2)	2,159	2,159	—	—

	$3,739	$2,799	$810	$130

(1)	We enter into operating leases in the normal course of business. We lease office space as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease at the end of the original term. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 13 to our Consolidated Financial Statements.

(2)	These purchase commitments relate to agreements to purchase goods or services. These obligations are not recorded in our consolidated financial statements until contract payment terms take effect. We expect to fund these commitments with cash flows from operations and from cash balances on hand. The obligations shown in the above table are subject to change based on, among other things, our manufacturing operations not operating in the normal course of business, the demand for our products, and the ability of our suppliers to deliver the products or services as promised.

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
      Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions, especially with respect to intangibles. Critical estimates in valuing certain intangible assets include: future expected cash flows from customer contracts, customer lists and distribution agreements and acquired developed technologies and patents; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Our management may consider a number of factors, including valuations or appraisals, when estimating fair value. While our estimates of fair value are based upon assumptions believed to be reasonable, these estimates are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may also change as additional information becomes available regarding the assets acquired and liabilities assumed.
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
      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
      As explained in Note 2 to the financial statements included herein, in order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, we have restated our consolidated statements of operations for the years ended December 31, 2003 and 2004 solely to reflect a reclassification of the gain on divestitures in 2003 of $8.6 million and a loss on divestitures in 2004 of $0.7 million to Total Costs and Expenses. Notwithstanding this restatement, our management continues to believe that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2004. The $8.6 million gain on divestiture arose from a 2003 transaction which was a one-time event with no impact on future periods. The $700,000 loss on divestiture in 2004 was insignificant to total 2004 operating expenses of over $70 million. Therefore, while the control which led to the 2003 restatement did not change as of December 31, 2004, the maximum potential impact of similar transactions on the financial statements as of December 31, 2004 was not material. In addition, the $8.6 million reclassification did not impact income from continuing operations, income before extraordinary items, net income and related per share amounts.
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
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endocare as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Endocare, Inc. and our report dated March 4, 2005, except for Note 15, as to which the date is March 11, 2005 and Note 2, as to which the date is September 12, 2005, expressed an unqualified opinion thereon.

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
      (3) Exhibit:

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization, dated February 21, 2002 by and among the Company, Timm Medical Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.2(2)	Agreement and Plan of Merger, dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.4(3)	Asset Purchase Agreement, dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among the Company and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among the Company, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

Exhibit No.	Description

2.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2.8(7)*	Asset Purchase and Technology License Agreement, dated as of April 14, 2003, by and between the Company and CryoCath Technologies Inc.
2.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among the Company and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C
2.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among the Company and the Limited Partners of Mid-America Cryotherapy, L.P.
2.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between the Company and Gary Onik, M.D.
3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3.3(2)	Restated Certificate of Incorporation.
3.4(11)	Amended and Restated Bylaws of the Company.
10.1(12)	Lease Agreement, dated November 26, 2001 by and between the Company and the Irvine Company.
†10.11(12)	Form of Indemnification Agreement by and between the Company and its directors.
†10.12(12)	Form of Indemnification Agreement by and between the Company and its executive officers.
†10.13(13)	1995 Director Option Plan (as amended and restated through March 2, 1999).
†10.14(14)	1995 Stock Plan (as amended and restated through December 30, 2003).
†10.15(15)	2002 Supplemental Stock Plan
10.16(4)	Promissory Note, dated July 15, 2002, issued by U.S. Medical Development, Inc. to the Company.
10.17(5)	First Amended and Restated Promissory Note, dated September 30, 2002, issued by U.S. Medical Development, Inc. to the Company.
10.18(16)	Registration Rights Agreement, dated as of February 21, 2002, by and among the Company and the parties listed on Schedule A thereto.
10.19(15)	Registration Rights Agreement, dated as of May 28, 2002, by and between the Company and Cryomedical Sciences, Inc.
†10.20(15)	Letter Agreement, dated June 11, 1999, by and between the Company and Jerry Anderson.
10.21(15)	Blanket Purchase Agreement, effective April 1, 2002, by and between Timm Medical Technologies, Inc. and the U.S. Department of Veterans Affairs.
†10.22(15)	2002 Executive Separation Benefits Plan.
†10.23(17)	Employment Agreement, dated as of March 3, 2003, by and between the Company and William J. Nydam.
†10.24(17)	Employment Agreement, dated as of March 25, 2003, by and between the Company and Katherine Greenberg.
†10.25(11)	Employment Agreement, dated as of March 25, 2003, by and between the Company and Kevin Quilty.
†10.26(11)	First Amendment to Employment Agreement, dated as of September 14, 2003, by and between the Company and Katherine Greenberg.
10.27(11)	Consulting Agreement, dated as of August 27, 2003, by and between the Company and Craig T. Davenport.
†10.28(18)	Employment Agreement, dated as of December 15, 2003, by and between the Company and Craig T. Davenport.

Exhibit No.	Description

†10.31(19)	Letter Agreement, dated as of June 9, 2004, by and between the Company and Katherine Greenberg.
†10.32(20)	Employment Agreement, dated as of August 11, 2004, by and between the Company and Michael R. Rodriguez.
†10.33(21)	General Release of All Claims, dated as of August 10, 2004, by and between the Company and Katherine Greenberg.
†10.33(22)	2004 Stock Incentive Plan.
†10.34(24)	2004 Non-Employee Director Option Program under 2004 Stock Incentive Plan.
†10.35(24)	Form of Award Agreement Under 2004 Stock Incentive Plan.
10.36(24)	Stipulation of Settlement, dated as of November 1, 2004, relating to securities class action lawsuit.
†10.37(24)	Description of Craig Davenport salary adjustment, effective December 2004.
10.38(24)	Confidential Settlement Agreement and Release, dated as of December 14, 2004, by and between the Company and certain Underwriters at Lloyd’s, London.
10.39(24)	Release and Settlement Agreement, dated as of December 16, 2004, by and between the Company and National Union Fire Insurance Company.
10.40(23)	Partnership Interest Purchase Agreement, dated as of December 30, 2004, by and between the Company and Advanced Medical Partners, Inc.
21.1(24)	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm.
24.1(24)	Power of Attorney, included on signature page.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as an exhibit to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 10-K filed on March 29, 2002.

(13)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed on June 2, 1999.

(14)	Previously filed as an appendix to our Definitive Proxy Statement filed on December 3, 2003.

(15)	Previously filed as an exhibit to our Form 10-K filed on December 3, 2003.

(16)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on May 15, 2002.

(17)	Previously filed as an exhibit to our Form 8-K filed on March 27, 2003.

(18)	Previously filed as an exhibit to our Form 8-K filed on December 16, 2003.

(19)	Previously filed as an exhibit to our Form 10-Q filed on August 9, 2004.

(20)	Previously filed as an exhibit to our Form 8-K filed on August 12, 2004.

(21)	Previously filed as an exhibit to our Form 8-K filed on September 1, 2004.

(22)	Previously filed as an appendix to our Definitive Proxy Statement filed on August 6, 2004.

(23)	Previously filed as an exhibit to our Form 8-K filed on January 6, 2005.

(24)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2005.

Supplemental Information
      We have not sent an annual report or proxy materials to our stockholders as of the date of this Annual Report on Form 10-K. We intend to provide our stockholders with an annual report and proxy materials after the filing of this Annual Report on Form 10-K, and we will furnish the annual report to the SEC at that time.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 2 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Endocare, Inc.
Date: September 16, 2005

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
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Endocare, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2005 expressed an unqualified opinion thereon.
      As discussed in Note 2, the accompanying financial statements have been restated to reclassify gain (loss) on divestitures from non-operating income to operating income in the consolidated statements of operations for the years ended December 31, 2003 and 2004.

/s/ Ernst & Young LLP
Los Angeles, California
March 4, 2005, except for Note 15, as
to which the date is March 11, 2005 and
Note 2, as to which the date is September 12, 2005

ENDOCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

	2002	2003	2004

		(Restated)	(Restated)
	(In thousands, except per share data)
Product sales	$21,624	$16,119	$14,540
Service revenues	9,292	14,378	17,516
Other	—	—	629

	30,916	30,497	32,685

Costs and expenses:
Cost of revenues	16,484	16,058	16,916
Research and development	2,900	1,257	1,608
Selling, general and administrative	33,770	47,189	34,961
Goodwill impairment and other charges	20,311	—	15,810
(Gain) loss on divestitures, net	—	(8,631)	711

Total costs and expenses	73,465	55,873	70,006

Loss from operations	(42,549)	(25,376)	(37,321)
Interest income, net	1,007	548	286

Loss before minority interests	(41,542)	(24,828)	(37,035)
Minority interests	(444)	(619)	(584)

Net loss	$(41,986)	$(25,447)	$(37,619)

Net loss per share of common stock — basic and diluted	$(1.76)	$(1.05)	$(1.55)

Weighted-average shares of common stock outstanding	23,822	24,162	24,263

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
2. Restatement of Consolidated Statements of Operations for the years ended December 31, 2003 and 2004
      In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, paragraph 45 of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets), the Company’s Consolidated Statements of Operations for the years ended December 31, 2003 and 2004 have been restated solely to reflect a reclassification of the gain on divestitures in 2003 of $8.6 million and a loss on divestitures in 2004 of $0.7 million to Total Costs and Expenses. As a result of this correction, the Company’s Total Costs and Expenses decreased by $8.6 million in 2003 and increased by $0.7 million in 2004. Previously, these amounts were presented as other income (expense) and excluded from operating losses. The Company’s Loss Before Minority Interests, Net Loss and Net Loss Per Share were unchanged in 2003 and 2004 as a result of this reclassification.

3.	Recent Operating Results and Liquidity
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
      On March 11, 2005, the Company issued 5,635,378 shares of common stock, warrants to purchase an additional 1,972,374 shares of common stock at $3.50 per share and warrants to purchase an additional 1,972,374 shares of common stock at $4.00 per share for an aggregate cash purchase price of $15.6 million ($2.77 per share) in a private placement to a syndicate of institutional investors as well as the Company’s Chief Executive Officer, President and a non-employee director. See Note 15.
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

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charges under generally accepted accounting principles. The Company will use existing cash reserves and the net proceeds from the $15.6 million private placement of Common Stock described above to finance its projected operating and cash flow needs along with continued expense management efforts.

4.	Summary of Significant Accounting Policies

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

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues and the related cost of revenues consist of the following for the three years ended December 31, 2004:

	Year Ended December 31,

	2002	2003	2004

Revenues:
Product sales:
Cryoprobes and disposables	$3,309	$3,552	$4,584
Cryocare surgical systems	3,422	1,283	1,403
Urological products (Timm Medical)	12,789	10,953	8,553
Cardiac products (CryoCath)	2,104	331	—

	$21,624	$16,119	$14,540
Service revenues (procedure fees)	9,292	14,378	17,516
Other (CryoCath royalties)	—	—	629

	$30,916	$30,497	$32,685

Cost of Revenues:
Cryoprobes, disposables and procedure fees	$8,111	$10,626	$13,330
Cryocare surgical systems	1,480	466	255
Urological products (Timm Medical)	5,354	4,567	3,331
Cardiac products (CryoCath)	1,539	399	—

	$16,484	$16,058	$16,916

      Cost of revenues for cryoprobes, disposables and procedure fees are combined for reporting purposes. Sales of cryoprobes and disposables and procedure fees incorporate similar inventory when sold and the Company does not separately track the cost of disposals sold directly to customers and those consumed in cryoablation procedures. Procedure fees relate to services which are provided to medical facilities upon request to facilitate the overall delivery of the Company’s technology into the marketplace.
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

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Lived Assets, Goodwill and Intangible Assets Subject to Amortization
      The Company acquires goodwill and amortizable intangible assets in business combinations and asset purchases (see Note 7). The excess of the purchase price over the fair value of net assets acquired are allocated to goodwill and identifiable intangibles. The Company does not amortize goodwill which is consistent with the provisions of SFAS No. 142, Goodwill and other Intangible Assets as more fully described in Note 6. Goodwill and indefinite lived assets are reviewed annually for impairment and on an interim basis if events or changes in circumstances indicate that the asset might be impaired.

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
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We consider assets to be impaired and write them down to fair value if estimated cash flows associated with those assets are less than their carrying amounts. Fair value is based upon the present value of the associated cash flows. Changes in circumstances (for example, changes in laws or regulations, technological advances or changes in the Company’s strategies) may also reduce the useful lives from initial estimates. Changes in the planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements. In such circumstances, the Company will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life. There were no changes in estimated useful lives during 2002, 2003 and 2004. In the fourth quarter of 2002 and the third quarter of 2004, the Company recorded an $18.0 million and a $15.8 million impairment charge, respectively, relating to the goodwill and amortizable intangibles from Timm Medical and the mobile prostate treatment partnerships. (See Notes 6 and 8). No impairment charge was recorded in 2003.
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

Capital Stock and Earnings Per Share
      During the first quarter of 2004, the Company retired 326,222 of its common shares held in treasury, including 120,022 shares purchased from BioLife Solutions, Inc. (“BioLife”) for approximately $0.5 million in February 2004, in connection with settlement of its litigation with BioLife (See Note 13).
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

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Net loss, as reported(a)(c)	$(41,986)	$(25,447)	$(37,619)
Reconciling items:
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards(b)	33	25	136
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense(c)	(4,075)	(2,313)	(3,875)

Net adjustment	(4,042)	(2,288)	(3,739)

Net loss, as adjusted	$(46,028)	$(27,735)	$(41,358)

Basic and diluted loss per share:
As reported	$(1.76)	$(1.05)	$(1.55)

As adjusted	$(1.93)	$(1.15)	$(1.70)

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	2002	2003	2004

Stock volatility	1.14	1.57	0.89
Risk-free interest rate	4.3%	3.4%	3.6%
Expected life in years	5 years	5 years	5 years
Stock dividend yield	—	—	—

(a)	In the past, the Company had issued stock options and warrants to consultants for services performed. Compensation expense for the fair value of these options was determined by the Black-Scholes option-pricing model and was charged to operations over the service period or as performance goals were achieved. Such expense was included in net loss as reported.

(b)	Since the Company issues options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense is recorded for options issued to employees, except for compensation expense equal to the intrinsic value of unvested options assumed in the Company’s 2002 acquisition of Timm Medical and amortized over the remaining vesting period. The 2004 amounts include a $0.1 million charge related to options held by the Company’s former CFO, which will continue to vest for one year after separation in August 2004.

(c)	Pursuant to APB No. 25, the reported net loss for 2003 included $1.8 million in compensation expense relating to option settlements with two former executives in conjunction with their separation agreements (including a $1.7 million charge for replacement options recorded upon termination of the former CFO/ COO on July 31, 2003). Pursuant to SFAS No. 123/148, the fair value of the replacement options would have been recorded between the option modification date of March 3, 2003 and termination date. The $2.3 million expense for 2003 represents stock-based compensation determined under SFAS No. 123/148, less the $1.8 million recorded charge.
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
      We currently expect to adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in the table above. See Note 10 for further information on our stock-based compensation plans.

5.	New Accounting Pronouncements
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

6.	Asset Impairment
      Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized but instead are reviewed annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Goodwill is tested for impairment by comparing its fair value to its carrying value under a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. The Company’s management is primarily responsible for estimating fair value for impairment purposes. Management may consider a number of factors, including valuations or appraisals, when estimating fair value. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference.
      In accordance with SFAS No. 142, the Company completed its annual goodwill impairment test on October 1 of each year for all of its reporting units. The Company assessed the fair values of each reporting unit based on a weighted combination of (i) the guideline company method that utilizes revenue multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital which considers the cost of equity and cost of debt financing expected by a typical market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. The Company then determined the “implied fair value” of the goodwill and amortizable intangibles. Based on this analysis, the Company recorded:

a) A fourth quarter of 2002 impairment charge of $18.0 million to reduce the carrying value of goodwill for Timm Medical. The impairment resulted from the termination or abandonment of three of the acquired distribution agreements for urological products following the acquisition of Timm Medical due to performance and market acceptance issues and concern over the financial viability of their

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturers. At the time of the acquisition, these arrangements were expected to account for approximately 60% of Timm Medical’s annual revenue growth.

b) A third quarter of 2004 impairment charge of $5.9 million to reduce the carrying value of Timm Medical’s goodwill ($3.1 million) and developed technology ($2.1 million) to fair value and an additional charge of approximately $.7 million for the estimated cost to sell Timm Medical. The interim impairment analysis in the third quarter of 2004 was required based on the Company’s decision to actively market Timm Medical to potential buyers in July 2004 (see Note 8), as well as declining revenues, turnover in sales force, and below average growth as compared to general industry trends. The Company updated its impairment analysis effective October 1, 2004 and concluded no further impairment had occurred.

c) A third quarter of 2004 impairment charge of $9.9 million to write-off the carrying value of goodwill ($9.8 million) and covenant not to compete ($.1 million) with respect to the pending divestiture of the mobile prostate treatment businesses (the Partnerships) based on a preliminary purchase offer (see Note 8). The goodwill primarily related to the distribution network provided by the Partnerships, which allowed the Company to further penetrate desired markets. Since investors in the mobile treatment businesses are comprised of urologists, the Partnerships facilitated the continued promotion of cryosurgery as the preferred treatment for prostate cancer. In addition, upon the Company’s purchase of the Partnerships in September 2002, the seller (USMD) exited the cryosurgical operations and terminated its exclusive distribution agreement with the Company, allowing the Company to access a previously restricted market. After the Company sold the Partnerships in December 2004, the Company still expected to, and did, retain access to the service and distribution network through the Company’s existing contracts and continue to benefit from the strategic value of a non-exclusive distribution arrangement with the buyer. However, since this economic benefit could not be quantified with reasonable accuracy, the Company recorded the $9.9 million charge to write off the excess of the carrying value of the Partnerships’ net assets over the preliminary purchase offer, less selling costs. See Note 8 for the loss recorded upon final sale in the fourth quarter of 2004.

      In the fourth quarter of 2002, the Company also recorded a $2.3 million other-than-temporary loss in the value of our investment in U.S. Medical Development, Inc. (formerly U.S. Therapies, LLC.) acquired in June 2001. The loss was based on management’s assessment that the investee was unable to sustain an earnings capacity, that would justify the carrying amount of the investment.

7.	Acquisitions

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

      The goodwill from Timm Medical primarily related to enhancement of the Company’s product line and projected growth in urology sales through collaborative distribution agreements with other medical device companies and the sales force which we believed were valuable assets to be re-deployed to promote tumor ablation. As discussed in Note 6, in the fourth quarter of 2002 and third quarter of 2004, the Company recorded a charge of $18.0 million and $5.9 million, respectively, to reduce the carrying value of the goodwill and intangibles related to Timm Medical. The goodwill from the mobile prostate businesses is primarily related to the distribution network provided by the partnerships and the Company’s ability to access a market previously restricted under an exclusive distribution agreement with USMD. As discussed in Note 6, in the third quarter of 2004, the Company recorded a charge of $9.9 million to write off the value of the goodwill and intangibles based on a proposed offer by a third party to purchase these partnerships. The sale was consummated in December 2004 (see Note 8).

Asset Purchases
      On May 28, 2002, the Company agreed to acquire a portfolio of patents central to the cryoablation technology from Cryomedical Sciences, Inc. (now known as BioLife Solutions, Inc. or Biolife) for $2.2 million in cash and 120,022 shares of the Company’s common stock valued at $1.8 million. The total purchase consideration of $4.1 million (including $0.1 million in acquisition-related costs) was allocated to patents since other assets acquired had de minimus value. In November 2002, BioLife filed suit against us for failing to register the shares issued in a timely manner as required under an asset purchase and registration rights agreement. (See Note 13).
      In February 2002, The Company purchased the patents to certain cryosurgical technologies and a covenant not to compete from a cryosurgeon inventor for 100,000 shares of the Company’s common stock valued at $1.4 million, of which $1.1 million (75,000 shares) was allocated to the patent to be amortized over 15 years and the remaining $0.3 million (25,000 shares) was allocated to the covenant to be amortized over 5 years. The agreement also requires the seller to perform certain consulting services over 15 years for the consideration received. No consideration was allocated to the consulting agreement since its value could not be accurately measured. In January 2003, the Company extended a $344,000 loan to the seller to finance tax payments related to the gain on sale (see Note 14).

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Dispositions and Assets Held for Sale

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

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assets held for sale as of December 31, include the following:

	2003	2004

	(In thousands)
Assets:
Cash, inventories and other current assets	$2,143	$1,204
Property and equipment, net	1,977	467
Goodwill, net	7,660	4,552
Intangibles, net	6,583	4,170
Other assets	381	66

Total assets	$18,744	$10,459

Liabilities:
Accounts payable and other current liabilities	$607	$654
Other accrued liabilities	2,574	2,042
Costs to sell	—	680

Total liabilities	3,181	3,376

Net assets held for sale	$15,563	$7,083

9.	Stock-Based Compensation Plans
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

10.	Equity Incentive Plans

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

14.	Related Party Transactions

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

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Subsequent Events
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

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenues	$7,382	$8,312	$8,365	$8,626

Cost of revenues	$4,234	$4,313	$4,274	$4,095

Gain on divestitures, net	$—	$50	$54	$(815)

Net loss	$(8,623)	$(5,620)	$(19,257)	$(4,119)

Net loss per share of common stock:
Basic	$(0.36)	$(0.23)	$(0.80)	$(0.17)
Diluted	$(0.36)	$(0.23)	$(0.80)	$(0.17)
Weighted average shares of common stock outstanding:
Basic	24,088	24,000	24,175	24,342
Diluted	24,088	24,000	24,175	24,342

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenues	$7,662	$7,490	$8,041	$7,304

Cost of revenues	$3,996	$3,470	$4,094	$4,498

Gain on divestitures, net	$—	$9,944	$—	$(1,313)

Net income (loss)	$(6,088)	$1,662	$(11,113)	$(9,908)

Net income (loss) per share of common stock:
Basic	$(0.25)	$0.07	$(0.46)	$(0.41)
Diluted	$(0.25)	$0.07	$(0.46)	$(0.41)
Weighted average shares of common stock outstanding:
Basic	24,152	24,156	24,182	24,183
Diluted	24,152	25,288	24,182	24,183

ENDOCARE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at the				Balance at
	Beginning of	Charges to			the End of
	the Period	Operations	Other	Deductions	the Period

	(In thousands)
2002
Allowance for Doubtful Receivables and Sales Returns	$668	$1,156	$—	$(200)	$1,624
2003
Allowance for Doubtful Receivables and Sales Returns	$1,624	$658	$—	$(296)	$1,986
2004
Allowance for Doubtful Receivables and Sales Returns	$1,986	$(726)	$—	$(1,186)	$74

Amounts exclude assets held for sale.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization, dated February 21, 2002 by and among the Company, Timm Medical Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.2(2)	Agreement and Plan of Merger, dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, LLC, Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.4(3)	Asset Purchase Agreement, dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among the Company and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of September 30, 2002, by and among the Company, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2.8(7)*	Asset Purchase and Technology License Agreement, dated as of April 14, 2003, by and between the Company and CryoCath Technologies Inc.
2.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among the Company and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C
2.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among the Company and the Limited Partners of Mid-America Cryotherapy, L.P.
2.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between the Company and Gary Onik, M.D.
3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3.3(2)	Restated Certificate of Incorporation.
3.4(11)	Amended and Restated Bylaws of the Company.
10.1(12)	Lease Agreement, dated November 26, 2001 by and between the Company and the Irvine Company.
†10.11(12)	Form of Indemnification Agreement by and between the Company and its directors.
†10.12(12)	Form of Indemnification Agreement by and between the Company and its executive officers.
†10.13(13)	1995 Director Option Plan (as amended and restated through March 2, 1999).
†10.14(14)	1995 Stock Plan (as amended and restated through December 30, 2003).
†10.15(15)	2002 Supplemental Stock Plan

Exhibit No.	Description

10.16(4)	Promissory Note, dated July 15, 2002, issued by U.S. Medical Development, Inc. to the Company.
10.17(5)	First Amended and Restated Promissory Note, dated September 30, 2002, issued by U.S. Medical Development, Inc. to the Company.
10.18(16)	Registration Rights Agreement, dated as of February 21, 2002, by and among the Company and the parties listed on Schedule A thereto.
10.19(15)	Registration Rights Agreement, dated as of May 28, 2002, by and between the Company and Cryomedical Sciences, Inc.
†10.20(15)	Letter Agreement, dated June 11, 1999, by and between the Company and Jerry Anderson.
10.21(15)	Blanket Purchase Agreement, effective April 1, 2002, by and between Timm Medical Technologies, Inc. and the U.S. Department of Veterans Affairs.
†10.22(15)	2002 Executive Separation Benefits Plan.
†10.23(17)	Employment Agreement, dated as of March 3, 2003, by and between the Company and William J. Nydam.
†10.24(17)	Employment Agreement, dated as of March 25, 2003, by and between the Company and Katherine Greenberg.
†10.25(11)	Employment Agreement, dated as of March 25, 2003, by and between the Company and Kevin Quilty.
†10.26(11)	First Amendment to Employment Agreement, dated as of September 14, 2003, by and between the Company and Katherine Greenberg.
10.27(11)	Consulting Agreement, dated as of August 27, 2003, by and between the Company and Craig T. Davenport.
†10.28(18)	Employment Agreement, dated as of December 15, 2003, by and between the Company and Craig T. Davenport.
†10.31(19)	Letter Agreement, dated as of June 9, 2004, by and between the Company and Katherine Greenberg.
†10.32(20)	Employment Agreement, dated as of August 11, 2004, by and between the Company and Michael R. Rodriguez.
†10.33(21)	General Release of All Claims, dated as of August 10, 2004, by and between the Company and Katherine Greenberg.
†10.33(22)	2004 Stock Incentive Plan.
†10.34(24)	2004 Non-Employee Director Option Program under 2004 Stock Incentive Plan.
†10.35(24)	Form of Award Agreement Under 2004 Stock Incentive Plan.
10.36(24)	Stipulation of Settlement, dated as of November 1, 2004, relating to securities class action lawsuit.
†10.37(24)	Description of Craig Davenport salary adjustment, effective December 2004.
10.38(24)	Confidential Settlement Agreement and Release, dated as of December 14, 2004, by and between the Company and certain Underwriters at Lloyd’s, London.
10.39(24)	Release and Settlement Agreement, dated as of December 16, 2004, by and between the Company and National Union Fire Insurance Company.
10.40(23)	Partnership Interest Purchase Agreement, dated as of December 30, 2004, by and between the Company and Advanced Medical Partners, Inc.
21.1(24)	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm.
24.1(24)	Power of Attorney, included on signature page.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001 and October 31, 2001.

(3)	Previously filed as an exhibit to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as an exhibit to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 10-K filed on March 29, 2002.

(13)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed on June 2, 1999.

(14)	Previously filed as an appendix to our Definitive Proxy Statement filed on December 3, 2003.

(15)	Previously filed as an exhibit to our Form 10-K filed on December 3, 2003.

(16)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on May 15, 2002.

(17)	Previously filed as an exhibit to our Form 8-K filed on March 27, 2003.

(18)	Previously filed as an exhibit to our Form 8-K filed on December 16, 2003.

(19)	Previously filed as an exhibit to our Form 10-Q filed on August 9, 2004.

(20)	Previously filed as an exhibit to our Form 8-K filed on August 12, 2004.

(21)	Previously filed as an exhibit to our Form 8-K filed on September 1, 2004.

(22)	Previously filed as an appendix to our Definitive Proxy Statement filed on August 6, 2004.

(23)	Previously filed as an exhibit to our Form 8-K filed on January 6, 2005.

(24)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2005.