Form 10-Q/A
period 2005-03-30
ENDOCARE INC
filed 2005-09-16
CIK 1003464

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

Endocare, Inc.

EXPLANATORY NOTE
      This amendment no. 1 on Form 10-Q/ A amends our quarterly report on Form 10-Q for the quarter ended March 31, 2005, which was originally filed with the SEC on May 10, 2005. The purpose of this amendment no. 1 is to revise the items set forth below based on comments received from the SEC staff in connection with the SEC staff’s review of a registration statement on Form S-2 that we originally filed on April 5, 2005 and subsequently amended. Except as otherwise expressly stated, this amendment no. 1 does not reflect any events occurring after the filing of the original Form 10-Q, nor does it modify or update in any way the disclosures contained in the original Form 10-Q filing. This amendment no. 1 continues to speak as of the date of the original Form 10-Q filing, except that we have included as exhibits updated certifications from our chief executive officer and chief financial officer, as exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This amendment no. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the original Form 10-Q filing, including any amendments to those filings.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(Restated)
	(In thousands, except
	per share data)
	(Unaudited)
Total revenues	$9,126	$7,382
Costs and expenses:
Cost of revenues	5,067	4,234
Research and development	321	536
Selling, general and administrative	8,288	11,180
Impairment charge	(583)	—

Total costs and expenses	13,093	15,950

Loss from operations	(3,967)	(8,568)
Interest income (expense), net	(539)	45

Loss before minority interests	(4,506)	(8,523)
Minority interests	—	(100)

Net loss	$(4,506)	$(8,623)

Net loss per share — basic and diluted	$(0.18)	$(0.36)
Weighted average shares of common stock outstanding	25,601	24,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(Restated)
	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,490	$7,985
Accounts receivable, net	4,236	3,904
Inventories, net	3,253	3,175
Prepaid expenses and other current assets	1,199	1,651

Total current assets	26,178	16,715
Property and equipment, net	2,612	3,139
Goodwill	4,552	4,552
Intangibles, net	8,197	8,560
Investments and other assets	1,039	1,409

Total assets	$42,578	$34,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,957	$2,636
Accrued compensation	3,118	3,708
Other accrued liabilities	8,190	10,391

Total current liabilities	14,265	16,735
Common stock warrants	6,331	—

Total liabilities	20,596	16,735

Minority interests	—	214
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized; 29,988 and 24,342 issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	30	24
Additional paid-in capital	178,456	169,400
Accumulated deficit	(156,504)	(151,998)

Total stockholders’ equity	21,982	17,426

Total liabilities and stockholders’ equity	$42,578	$34,375

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Net cash used in operating activities	$(6,050)	$(10,645)
Cash flows from investing activities:
Sales of property and equipment	—	210
Purchases of property and equipment	(34)	(160)
Proceeds from divestitures	850	2,500
Partnership distributions to minority interests	—	(195)
Increase in other assets	—	(71)

Net cash provided by investing activities	816	2,284

Cash flows from financing activities:
Stock options and warrants exercised	22	—
Proceeds from sale of common stock and warrants, net of issuance costs	14,717	—
Treasury stock received in settlement	—	(504)

Net cash provided by (used in) financing activities	14,739	(504)

Net increase (decrease) in cash and cash equivalents	9,505	(8,865)

Cash and cash equivalents, beginning of period	7,985	23,977

Cash and cash equivalents, end of period	$17,490	$15,112

Non-cash activities:
Transfer of inventory to property and equipment	$289	$113
Retirement of treasury shares held	—	2,593
Deferred compensation on options forfeited	—	94
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

2.	Restatement of Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2005
      In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock), our Unaudited Condensed Consolidated Statement of Operations and Unaudited Condensed Consolidated Balance Sheet as of and for the three months ended March 31, 2005 have been restated to reflect a reclassification from equity to non-current liability of the warrants that we issued in March 2005, and to reflect interest expense to represent the change in the fair value of the warrants since issuance, as described below in Note 5. As a result of this correction, our net loss for the three months ended March 31, 2005 increased from $3.9 million to $4.5 million and our net loss per share increased from $0.15 to $0.18.

3.	Basis of Presentation
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

4.	Changes to Plan of Sale — Timm Medical
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
      We completed the sale of the mobile treatment businesses in December 2004. By the end of March 2005, we had not found a suitable buyer for Timm Medical. With the successful completion of a private placement of our common stock in March 2005 (see Note 5) where we raised $14.7 million in new capital, we determined that we would no longer seek a buyer and have ceased all marketing efforts in

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
April 2005. In accordance with SFAS No. 144, we measured Timm Medical’s assets and liabilities individually at the (a) lower of its carrying amount before they were classified as “held for sale,” adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the net asset group been continuously classified as held and used or (b) fair value at March 31, 2005. Based on this review, we recorded $0.4 million in depreciation of fixed assets and amortization of intangibles for the period from July 31, 2004 to March 31, 2005 (included in selling, general and administrative expenses). We also recorded income of $0.6 million as a result of the elimination of the estimated costs to sell, which were previously reported as a component of the impairment charge. The condensed consolidated balance sheet at December 31, 2004 has been reclassified to reflect the Timm Medical assets and liabilities as held and used.
      At March 31, 2005, we retained 3 mobile treatment businesses, all of which are inactive and are being dissolved. These residual interests are not significant and are accounted for on the equity method.

5.	Private Placement of Common Stock and Warrants
      On March 11, 2005, we completed a private placement of 5,635,378 shares of our common stock and detachable warrants to purchase 3,944,748 common shares at an offering price of $2.77 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $0.9 million, resulting in net proceeds of $14.7 million. 1,972,374 of the warrants have an initial exercise price of $3.50 (Series A warrants) per share and 1,972,374 warrants have an initial exercise price of $4.00 (Series B warrants) per share. We believe that the proceeds of this offering will provide us with the means to improve our business to a positive cash flow status.
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
      Upon exercise, we will pay transaction fees equal to 6% of the warrant proceeds under an existing capital advisory agreement.
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
      In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, we have restated the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2005 to reclassify the warrants from stockholders’ equity to non-current liabilities effective March 11, 2005 to reflect the fact that the registration rights agreement into which we entered in connection with our issuance of the warrants requires us to pay liquidated damages, which in some cases

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, we have allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that we revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. The restatement reduced stockholders’ equity as of March 31, 2005 by $6.3 million and increased interest expense and net loss for the three months ended March 31, 2005 by $0.6 million. Additionally, net loss per share increased by $0.03 for the three months ended March 31, 2005. We determined the fair value of the warrants as follows as of March 11, 2005 (the issuance date):

•	First, we used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (five years); no dividends; a risk free rate of 4.22%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 90.5%. Under these assumptions, the Black-Scholes option-pricing model yielded a value of $2.09 for each of the Series A warrants and $2.03 for each of the Series B warrants, for an aggregate value of $8.1 million;

•	Second, since the warrants are limited in the amount of realizable profit to the holders as a result of the call provision described above, we reduced the value of the warrants to account for the probability that the stock price will reach or exceed $6.50 and $7.50, respectively (i.e., the prices above which we have the right to call the Series A and Series B warrants, effectively compelling the holders to exercise their warrants). We used a statistical formula to calculate the probability that our stock price will reach or exceed $6.50 and $7.50, respectively. Based on this formula, we calculated that, for the Series A warrants, the probability that the stock price of $6.50 will be reached or exceeded is approximately 28.2%. Similarly, we calculated that, for the Series B warrants, the probability that the stock price of $7.50 will be reached or exceeded is approximately 22.9%. Based on these probabilities, we reduced the valuation of each of the Series A warrants to $1.50 (which equals one minus 28.2%, multiplied by $2.09) and we reduced the valuation of each of the Series B warrants to $1.56 (which equals one minus 22.9%, multiplied by $2.03). This yields an aggregate value of the warrants equal to $6.0 million; and

•	Third, we further reduced the value of the warrants on the assumption that our stock price on the day that the warrants are exercised will be affected by dilution as a result of the additional stock introduced into the market. Given that we have approximately 30 million shares outstanding, we calculated that the exercise of the warrants will result in dilution of approximately 6%. Using the dilution figure of 6%, we reduced the value of each of the Series A warrants to $1.41 and the Series B warrants to $1.47. This yields an aggregate value of the warrants equal to $5.7 million.

      We performed the same calculations as of March 31, 2005 to revalue the warrants as of that date. In using the Black-Scholes option pricing model, we used an underlying stock price of $3.49 per share and a risk free rate of 4.18% with all other input assumptions remaining substantially the same as at March 11, 2005. The resulting aggregate value of the warrants as of March 31, 2005 equaled $6.3 million. The change in fair value of $0.6 million was recorded as interest expense for the three months ended March 31, 2005 and is primarily due to an increase in the fair value of the underlying common stock from $3.00 per share to $3.49 per share from March 11, 2005 to March 31, 2005.
      Upon the earlier of the warrant exercise or expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in fair value during each period will be recorded as interest income

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or interest expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in selling, general and administrative services.
      Two members of our management team made personal investments totaling $0.7 million in the aggregate, and a member of our board of directors invested $0.3 million.

6.	Net Loss Per Share
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

7.	Stock-Based Compensation
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
      The following table illustrates the effect on net losses if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended
	March 31,

	2005	2004

	(Restated)

Net loss, as reported	$(4,506)	$(8,623)
Reconciling items:
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards	2	8
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense	(901)	(654)

Net adjustment	(899)	(646)

Net loss, as adjusted	$(5,405)	$(9,269)

Basic and diluted loss per share:
As reported	$(0.18)	$(0.36)

As adjusted	$(0.21)	$(0.38)

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

8.	Inventories
      Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of inventory:

	March 31,	December 31,
	2005	2004

Raw materials	$1,760	$1,727
Work in process	287	446
Finished goods	1,734	1,560

Total inventories	3,781	3,733
Less inventory reserve	(528)	(558)

Inventories, net	$3,253	$3,175

9.	Commitments and Contingencies

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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

10.	Income Taxes
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
      Interest Income (Expense), Net. Interest expense, net, for the three months ended March 31, 2005 was $0.5 million compared to interest income of $45,000 for the three months ended March 31, 2004. Interest expense, net for the three months ended March 31, 2005 includes $0.6 million in interest expense recorded in connection with the change in the fair value of common stock warrants issued in connection with our private placement on March 11, 2005. This interest expense represents the change in the fair value of the warrants from the issuance date of March 11, 2005. Interest expense, net in the 2005 period also includes $62,000 of interest income on a note receivable for the sale of our urinary incontinence product line in 2003.
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
      Net Loss. Net loss for the three months ended March 31, 2005 was $4.5 million or $0.18 per basic and diluted share, compared to a net loss of $8.6 million, or $0.36 per basic and diluted share for the same period in 2004.
Liquidity and Capital Resources
      Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2005, we had an accumulated deficit of approximately $156.5 million and cash and cash equivalents of approximately $17.5 million.
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
      As explained in Note 2 to the financial statements included herein, in order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, we have restated our unaudited condensed consolidated statement of operations and unaudited condensed consolidated balance sheet as of and for the three months ended March 31, 2005 to reflect a reclassification from equity to non-current liability of the warrants that we issued in March 2005, and to reflect interest expense to represent the change in the fair value of the warrants since issuance, as described in Note 5 to the financial statements. Notwithstanding this restatement, our management continues to believe that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2005. We believe that the restatements are the result of different accounting judgments with respect to the proper application of generally accepted accounting principles in an emerging area of accounting, rather than an indication that our disclosure controls and procedures were ineffective. The accounting ultimately applied in the restatement is one of three views discussed under Issue Summary No. 1 of the proposed Emerging Issues Task Force Statement No. 05-4 and the Task Force has not yet publicly reached a consensus. It is possible that the accounting reflected in the restatement may differ from the Task Force’s final consensus.
      (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our first fiscal quarter for 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits.

Exhibit
No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2	.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2	.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2	.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2	.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2	.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2	.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.

3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3	.3(2)	Restated Certificate of Incorporation.

3	.4(11)	Amended and Restated Bylaws of the Company.

10	.1(14)†	Description of William J. Nydam salary adjustment, effective February 2005.

10	.2(14)†	Description of Michael R. Rodriguez salary adjustment, effective February 2005.

Exhibit
No.		Description

10	.3(14)	Confidential Settlement Agreement and Release, dated as of February 18, 2005, by and between the Company and Great American E&S Insurance Company.

10	.4(12)†	2004 Management Incentive Compensation Program

10	.5(12)†	2005 Management Incentive Compensation Program

10	.6(13)	Purchase Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).

10	.7(13)	Registration Rights Agreement, dated as of March 10, 2005, by and between Endocare and the Investors (as defined therein).

31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 8-K filed on March 1, 2005.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(14)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCARE, INC.

By:	/s/ CRAIG T. DAVENPORT

Craig T. Davenport
Chief Executive Officer and
Chairman of the Board

(Duly Authorized Officer)

Date: September 16, 2005

EXHIBIT INDEX

Exhibit
No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2	.8(7)	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2	.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2	.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2	.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2	.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2	.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.

3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3	.3(2)	Restated Certificate of Incorporation.

3	.4(11)	Amended and Restated Bylaws of the Company.

10	.1(14)†	Description of William J. Nydam salary adjustment, effective February 2005.

10	.2(14)†	Description of Michael R. Rodriguez salary adjustment, effective February 2005.

10	.3(14)	Confidential Settlement Agreement and Release, dated as of February 18, 2005, by and between the Company and Great American E&S Insurance Company.

Exhibit
No.		Description

10	.4(12)†	2004 Management Incentive Compensation Program
10	.5(12)†	2005 Management Incentive Compensation Program
10	.6(13)	Purchase Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).

10	.7(13)	Registration Rights Agreement, dated as of March 10, 2005, by and between Endocare and the Investors (as defined therein).

31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 8-K filed on March 1, 2005.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(14)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2005.