Form 10-Q/A
period 2005-06-30
ENDOCARE INC
filed 2005-09-16
CIK 1003464

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

Endocare, Inc.

EXPLANATORY NOTE
      This amendment no. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended June 30, 2005, which was originally filed with the SEC on August 9, 2005. The purpose of this amendment no. 1 is to revise the items set forth below based on comments received from the SEC staff in connection with the SEC staff’s review of a registration statement on Form S-2 that we originally filed on April 5, 2005 and subsequently amended. Except as otherwise expressly stated, this amendment no. 1 does not reflect any events occurring after the filing of the original Form 10-Q, nor does it modify or update in any way the disclosures contained in the original Form 10-Q filing. This amendment no. 1 continues to speak as of the date of the original Form 10-Q filing, except that we have included as exhibits updated certifications from our chief executive officer and chief financial officer, as exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This amendment no. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the original Form 10-Q filing, including any amendments to those filings.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share data)
Total revenues	$9,078	$8,312	$18,205	$15,694
Costs and expenses:
Cost of revenues	4,580	4,313	9,647	8,547
Research and development	585	452	906	988
Selling and marketing	4,167	5,014	8,195	9,527
General and administrative	3,661	4,075	7,921	10,742
Impairment charge	—	—	(583)	—

Total costs and expenses	12,993	13,854	26,086	29,804

Loss from operations	(3,915)	(5,542)	(7,881)	(14,110)
Interest income (expense), net	(282)	77	(822)	122

Loss before minority interests	(4,197)	(5,465)	(8,703)	(13,988)
Minority interests	—	(155)	—	(255)

Net loss	$(4,197)	$(5,620)	$(8,703)	$(14,243)

Net loss per share — basic and diluted	$(0.14)	$(0.23)	$(0.30)	$(0.59)
Weighted average shares of common stock outstanding	30,044	24,000	28,969	24,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(Restated)
	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,720	$7,985
Accounts receivable, net	3,925	3,904
Inventories, net	3,754	3,175
Prepaid expenses and other current assets	1,379	1,651

Total current assets	21,778	16,715
Property and equipment, net	2,245	3,139
Goodwill	4,552	4,552
Intangibles, net	7,983	8,560
Investments and other assets	1,039	1,409

Total assets	$37,597	$34,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,628	$2,636
Accrued compensation	2,783	3,708
Other accrued liabilities	7,620	10,391

Total current liabilities	13,031	16,735
Common stock warrants	6,785	—

Total liabilities	19,816	16,735

Minority interests	—	214
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized; 30,060 and 24,342 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	30	24
Additional paid-in capital	178,452	169,400
Accumulated deficit	(160,701)	(151,998)

Total stockholders’ equity	17,781	17,426

Total liabilities and stockholders’ equity	$37,597	$34,375

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,703)	$(14,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,804	1,971
Loss on disposals of fixed assets	12	13
Compensation expense related to issuance of options and warrants	45	14
Costs related to assets held for sale	(583)	—
Minority interests	(214)	255
Interest expense related to common stock warrants	1,105	—
Changes in operating assets and liabilities:
Accounts receivable	(21)	110
Inventories	(834)	(1,953)
Prepaid expenses and other current assets	(234)	(1,208)
Accounts payable	(8)	551
Accrued compensation	(925)	(484)
Other accrued liabilities	(2,090)	630

Net cash used in operating activities	(10,646)	(14,344)

Cash flows from investing activities:
Sales of property and equipment	—	220
Purchases of property and equipment	(162)	(398)
Proceeds from divestitures	850	2,500
Partnership distributions to minority interests	—	(383)
Decrease in other assets	—	270

Net cash provided by investing activities	688	2,209

Cash flows from financing activities:
Stock options and warrants exercised	108	32
Proceeds from sale of common stock and warrants, net of issuance costs	14,585	—
Treasury stock received in settlement	—	(504)

Net cash provided by (used in) financing activities	14,693	(472)

Net increase (decrease) in cash and cash equivalents	4,735	(12,607)

Cash and cash equivalents, beginning of period	7,985	23,977

Cash and cash equivalents, end of period	$12,720	$11,370

Non-cash activities:
Transfer of inventory to property and equipment	$254	$236
Retirement of treasury shares held	—	2,596
Deferred compensation on options forfeited	—	94
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

2.	Restatement of Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2005
      In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock), our Unaudited Condensed Consolidated Statements of Operations, Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statements of Cash Flows as of and for the three and six months ended June 30, 2005 have been restated to reflect a reclassification from equity to non-current liability of the warrants that we issued in March 2005, and to reflect interest expense to represent the change in the fair value of the warrants during the respective periods, as described below in Note 5. As a result of this correction, our net loss for the three and six months ended June 30, 2005 increased from $3.7 million to $4.2 million and from $7.6 million to $8.7 million, respectively, and our net loss per share increased from $0.12 to $0.14 and from $0.26 to $0.30, respectively.

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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result, we recorded an impairment charge of $15.8 million in the third quarter of 2004, of which $5.9 million related to the write-down of goodwill and developed technology at Timm Medical.
      We completed the sale of the mobile treatment businesses in December 2004. By the end of March 2005, we had not found a suitable buyer for Timm Medical. With the successful completion of a private placement of our common stock in March 2005 (see Note 5) in which we raised $14.6 million in new capital, we determined that we would no longer seek a buyer and ceased all marketing efforts in April 2005. In accordance with SFAS No. 144, we measured Timm Medical’s assets and liabilities individually at the (a) lower of its carrying amount before they were classified as “held for sale,” adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the net asset group been continuously classified as held and used or (b) fair value at March 31, 2005. Based on this review, we recorded $0.4 million in depreciation of fixed assets and amortization of intangibles for the period from July 31, 2004 to March 31, 2005 (included in general and administrative expenses). We also recorded income of $0.6 million as a result of the elimination of the estimated costs to sell, which were previously reported as a component of the impairment charge. The condensed consolidated balance sheet at December 31, 2004 has been reclassified to reflect the Timm Medical assets and liabilities as held and used.
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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
damages, equal to 1% per month of the aggregate purchase price paid by such holder. As of June 30, 2005 we have incurred $109,000 of liquidated damages, which have been included in general and administrative expenses.
      In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, we have restated the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005 to reclassify the warrants from stockholders’ equity to non-current liabilities to reflect the fact that the registration rights agreement into which we entered in connection with our issuance of the warrants requires us to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. The restatement reduced stockholders’ equity at June 30, 2005 by $6.8 million and increased interest expense and net loss for the three and six months ended June 30, 2005 by $0.5 million and $1.1 million, respectively. Additionally, net loss per share increased by $0.02 and $0.04 for the three and six months ended June 30, 2005, respectively. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, we have allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that we revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. We determined the fair value of the warrants as follows as of June 30, 2005:

•	First, we used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of the warrants (4.75 years); no dividends; a risk free rate of 3.71%, which equals the yield on Treasury bonds at constant (or fixed) maturity equal to the remaining contractual term of the warrants; and volatility of 88.6%. Under these assumptions, the Black-Scholes option-pricing model yielded a value of $2.86 for each of the Series A warrants and $2.78 for each of the Series B warrants, for an aggregate value of $11.1 million;

•	Second, since the warrants are limited in the amount of realizable profit to the holders as a result of the call provision described above, we reduced the value of the warrants to account for the probability that the stock price will reach or exceed $6.50 and $7.50, respectively (i.e., the prices above which we have the right to call the Series A and Series B warrants, effectively compelling the holders to exercise their warrants). We used a statistical formula to calculate the probability that our stock price will reach or exceed $6.50 and $7.50, respectively. Based on this formula, we calculated that, for the Series A warrants, the probability that the stock price of $6.50 will be reached or exceeded is approximately 37.3%. Similarly, we calculated that, for the Series B warrants, the probability that the stock price of $7.50 will be reached or exceeded is approximately 32.5%. Based on these probabilities, we reduced the valuation of each of the Series A warrants to $1.79 (which equals one minus 37.3%, multiplied by $2.86) and we reduced the valuation of each of the Series B warrants to $1.87 (which equals one minus 32.5%, multiplied by $2.78). This yields an aggregate value of the warrants equal to $7.2 million; and

•	Third, we further reduced the value of the warrants on the assumption that our stock price on the day that the warrants are exercised will be affected by dilution as a result of the additional stock introduced into the market. Given that we have approximately 30 million shares outstanding, we calculated that the exercise of the warrants will result in dilution of approximately 6%. Using the dilution figure of 6%, we reduced the value of each of the Series A warrants to $1.68 and the Series B warrants to $1.76. This yields an aggregate value of the warrants equal to $6.8 million.

      As a result of this fair value calculation, we recorded interest expense of $0.5 million for the three months ended June 30, 2005, which represents the change in the fair value of the warrants from March 31, 2005. This change was primarily due to an increase in the fair value of the underlying common

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock from $3.49 as of March 31, 2005 to $4.00 as of June 30, 2005. Total interest expense related to the warrant valuation was $1.1 million for the six months ended June 30, 2005.
      Upon the earlier of the warrant exercise or expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in fair value during each period will be recorded as interest income or interest expense. Liquidated damages under the registration rights agreement are expensed as incurred.
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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net losses if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Restated)		(Restated)
Net loss, as reported	$(4,197)	$(5,620)	$(8,703)	$(14,243)
Reconciling items:
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards	—	4	—	13
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense	(919)	(759)	(1,820)	(1,356)

Net adjustment	(919)	(755)	(1,820)	(1,343)

Net loss, as adjusted	$(5,116)	$(6,375)	$(10,523)	$(15,586)

Basic and diluted loss per share:
As reported	$(0.14)	$(0.23)	$(0.30)	$(0.59)

As adjusted	$(0.17)	$(0.27)	$(0.36)	$(0.65)

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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

11.	Results of Operations
      Revenues and cost of revenues related to the following products and services for the periods ended June 30, 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Cryocare Surgical Systems	$120	$121	$263	$248
Cryoablation disposable products and procedure fees	6,557	5,948	13,046	11,009
Cardiac royalties (CryoCath)	230	162	441	293
Erectile dysfunction products (Timm Medical)	2,171	2,081	4,455	4,144

	$9,078	$8,312	$18,205	$15,694
Cost of Revenues:
Cryocare Surgical Systems	$158	$38	$315	$82
Cryoablation disposable products and procedure fees	3,765	3,240	7,795	6,526
Cardiac royalties (CryoCath)	—	—	—	—
Erectile dysfunction products (Timm Medical)	657	1,035	1,537	1,939

	$4,580	$4,313	$9,647	$8,547

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

12.	Recent Accounting Pronouncements
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
      Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2005 declined 16.9 percent or $.8 million to $4.2 million as compared to $5.0 million for the same period in 2004. The decline in sales and marketing expenses is primarily due to the reduction of staffing and consulting costs of $0.4 million, the reduction of advertising costs of $0.2 million and the reduction in proctor fees and related costs of $0.2 million. The reduction is due primarily to our June 2004 cost reduction program as well as the consolidation of certain sales functions and territories, the elimination of certain marketing activities and the restructuring of our sales and marketing programs. The term “proctor fees” refers to the fees we pay physicians to train other physicians regarding how to use our cryosurgical products.
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
      Interest Income (Expense), Net. Interest expense, net, for the three months ended June 30, 2005 was $0.3 million compared to interest income of $77,000 for the same period in 2004. Interest expense, net for the three months ended June 30, 2005 includes $0.5 million in interest expense recorded in connection with the change in the fair value of common stock warrants issued in connection with our private placement in March 2005. This interest expense represents the change in the fair value of the warrants from March 31, 2005. Interest income (expense), net in the 2004 and 2005 period also includes $51,000 and $62,000 respectively, of interest income on a note receivable for the sale of our urinary incontinence product line in 2003 with the remaining interest income in 2005 due primarily to interest earned from the investment of the $14.6 million in net proceeds from the March 2005 private placement.

      Net Loss. Net loss for the three months ended June 30, 2005 was $4.2 million or $0.14 per basic and diluted share on 30.0 million weighted average shares outstanding, compared to a net loss of $5.6 million, or $0.23 per basic and diluted share on 24.0 million weighted average shares outstanding for the same period in 2004.

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
      Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2005 declined 14.0 percent or $1.3 million to $8.2 million as compared to $9.5 million for the same period in 2004. Driving the decrease were staffing and consulting costs which decreased $0.7 million, advertising costs which decreased $0.2 million and proctor fees and related costs decreased $0.4 million. The term “proctor fees” refers to the fees we pay physicians to train other physicians regarding how to use our cryosurgical products.
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
      Interest Income (Expense), Net. Interest expense, net, for the six months ended June 30, 2005 was $0.8 million compared to interest income of $0.1 million respectively, for the same period in 2004. Interest expense, net for the six months ended June 30, 2005 includes $1.1 million in interest expense recorded in connection with the change in the fair value of common stock warrants issued in connection with our private placement in March 2005. This interest expense represents the change in the fair value of the warrants from March 11, 2005, the date of issuance. Interest income (expense), net in the 2004 and 2005 period also includes $51,000 and $62,000 respectively, of interest income on a note receivable for the sale of our urinary incontinence product line in 2003 with the remaining interest income in 2005 due primarily to interest earned from the investment of the $14.6 million in net proceeds from the March 2005 private placement.
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
      Net Loss. Net loss for the six months ended June 30, 2005 was $8.7 million or $0.30 per basic and diluted share on 29.0 million weighted average shares outstanding, compared to a net loss of $14.2 million, or $0.59 per basic and diluted share on 24.1 million weighted average shares outstanding for the same period in 2004.
Liquidity and Capital Resources
      Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2005, we had an accumulated deficit of approximately $160.7 million and cash and cash equivalents of approximately $12.7 million.
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
      In order to qualify our stock for relisting, we may effectuate a reverse stock split. We believe that we currently satisfy all of the objective criteria for relisting on AMEX, and we believe that we currently satisfy all of the objective criteria for relisting on the Nasdaq SmallCap Market and the Nasdaq National Market System, except for the minimum bid price requirement applicable to the Nasdaq National Market System. AMEX requires a minimum bid price of $3.00, the Nasdaq SmallCap Market requires a minimum bid price of $4.00 and the Nasdaq National Market System requires a minimum bid price of $5.00. As of June 30, 2005, the closing price for our common stock as reported on the “pink sheets”’ was $4.00 per share. Of course, we cannot predict whether this share price will be maintained or increased in the future.
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
      As explained in Note 2 to the financial statements included herein, in order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, we have restated our unaudited condensed consolidated statements of operations, unaudited condensed consolidated balance sheet and unaudited condensed consolidated statements of cash flows as of and for the three and six months ended June 30, 2005 to reflect a reclassification from equity to non-current liability of the warrants that we issued in March 2005, and to reflect interest expense to represent the change in the fair value of the warrants since issuance, as described in Note 5 to the financial statements. Notwithstanding this restatement, our management continues to believe that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2005. We believe that the restatements are the result of different accounting judgments with respect to the proper application of generally accepted accounting principles in an emerging area of accounting, rather than an indication that our disclosure controls and procedures were ineffective. The accounting ultimately applied in the restatement is one of three views discussed under Issue Summary No. 1 of the proposed Emerging Issues Task Force Statement No. 05-4 and the Task Force has not yet publicly reached a consensus. It is possible that the accounting reflected in the restatement may differ from the Task Force’s final consensus.
      (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our second fiscal quarter for 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 6.	Exhibits.

Exhibit
No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

Exhibit
No.		Description

2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2	.8(7)*	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.
2	.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2	.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.
2	.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2	.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(11)	Amended and Restated Bylaws of the Company.
4	.1(12)	Form of Stock Certificate.
4	.2(13)	Form of Series A Warrant.
4	.3(13)	Form of Series B Warrant.
4	.4(14)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.
4	.5(15)	Amendment No. 1 to Rights Agreement, dated as of June 24, 2005, between the Company and U.S. Stock Transfer Corporation.
10	.1(16)	First Amendment to Employment Agreement with Craig T. Davenport, dated as of April 28, 2005.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(14)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(15)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(16)	Previously filed as an exhibit to our Form 8-K filed on May 3, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 on Form 10-Q/ A to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCARE, INC.

By:	/s/ CRAIG T. DAVENPORT

Craig T. Davenport
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)
Date: September 16, 2005

EXHIBIT INDEX

Exhibit
No.		Description

2	.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.2(2)	Agreement and Plan of Merger dated June 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.
2	.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.
2	.8(7)*	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.
2	.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2	.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.
2	.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.
2	.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.
2	.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.
3	.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(2)	Restated Certificate of Incorporation.
3	.4(11)	Amended and Restated Bylaws of the Company.
4	.1(12)	Form of Stock Certificate.
4	.2(13)	Form of Series A Warrant.
4	.3(13)	Form of Series B Warrant.

Exhibit
No.		Description

4	.4(14)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.
4	.5(15)	Amendment No. 1 to Rights Agreement, dated as of June 24, 2005, between the Company and U.S. Stock Transfer Corporation.
10	.1(16)	First Amendment to Employment Agreement with Craig T. Davenport, dated as of April 28, 2005.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(14)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(15)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(16)	Previously filed as an exhibit to our Form 8-K filed on May 3, 2005.