Form 10-Q
period 2005-09-30
ENDOCARE INC
filed 2005-11-09
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐; (2) Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at October 24, 2005 was 30,073,519.

Endocare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Total revenues	$9,465	$8,365	$27,670	$24,059
Costs and expenses:
Cost of revenues	4,571	4,274	14,218	12,821
Research and development	440	422	1,346	1,410
Selling and marketing	4,100	3,619	12,294	13,146
General and administrative	3,883	3,375	11,804	14,116
Impairment charge	—	15,810	(583)	15,810

Total costs and expenses	12,994	27,500	39,079	57,303

Loss from operations	(3,529)	(19,135)	(11,409)	(33,244)
Interest income (expense), net	639	73	(182)	194

Loss before minority interests	(2,890)	(19,062)	(11,591)	(33,050)
Minority interests	—	(195)	—	(450)

Net loss	$(2,890)	$(19,257)	$(11,591)	$(33,500)

Net loss per share — basic and diluted	$(0.10)	$(0.80)	$(0.40)	$(1.38)
Weighted average shares of common stock outstanding	30,069	24,175	28,975	24,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,127	$7,985
Accounts receivable, net	4,088	3,904
Inventories, net	3,125	3,175
Prepaid expenses and other current assets	1,381	1,651

Total current assets	19,721	16,715
Property and equipment, net	1,914	3,139
Goodwill	4,552	4,552
Intangibles, net	8,098	8,560
Investments and other assets	1,042	1,409

Total assets	$35,327	$34,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,860	$2,636
Accrued compensation	3,557	3,708
Other accrued liabilities	7,727	10,391

Total current liabilities	14,144	16,735
Common stock warrants	6,305	—

Total liabilities	20,449	16,735

Minority interests	—	214
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized; 30,074 and 24,342 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	30	24
Additional paid-in capital	178,439	169,400
Accumulated deficit	(163,591)	(151,998)

Total stockholders’ equity	14,878	17,426

Total liabilities and stockholders’ equity	$35,327	$34,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,591)	$(33,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,502	2,755
Impairment charge	(583)	15,810
Loss on disposals of fixed assets	107	—
Compensation expense related to issuance of options and warrants	49	134
Minority interests	(214)	450
Interest expense related to common stock warrants	625	—
Changes in operating assets and liabilities:
Accounts receivable	(184)	286
Inventories	(368)	(1,755)
Prepaid expenses and other current assets	(239)	(470)
Accounts payable	224	(587)
Accrued compensation	(151)	(112)
Other accrued liabilities	(1,986)	1,770

Net cash used in operating activities	(11,809)	(15,219)

Cash flows from investing activities:
Sales of property and equipment	—	362
Purchases of property and equipment	(246)	(522)
Purchases of intangible assets	(330)	—
Proceeds from divestitures	850	2,604
Partnership distributions to minority interests	—	(599)
Decrease in other assets	—	275

Net cash provided by investing activities	274	2,120

Cash flows from financing activities:
Stock options and warrants exercised	81	92
Proceeds from sale of common stock and warrants, net of issuance costs	14,596	—
Treasury stock received in settlement	—	(504)

Net cash provided by (used in) financing activities	14,677	(412)

Net increase (decrease) in cash and cash equivalents	3,142	(13,511)

Cash and cash equivalents, beginning of period	7,985	23,977

Cash and cash equivalents, end of period	$11,127	$10,466

Non-cash activities:
Transfer of inventory to property and equipment	$418	$508
Retirement of treasury shares held	—	2,596
Deferred compensation on options forfeited	—	94
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
2. Basis of Presentation
     Following the rules and regulations of the Securities and Exchange Commission (the “SEC”) we have omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in our December 31, 2004 Annual Report on Form 10-K, filed with the SEC on March 16, 2005, as amended on September 16, 2005.
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2005, we had an accumulated deficit of $163.6 million and cash and cash equivalents of $11.1 million. In addition to the cash needed to fund our ongoing operations, there will continue to be substantial demands on cash related to ongoing investigations of our historical accounting and financial reporting. Regulators may fine us, or we may agree to make one or more settlement payments in order to resolve the matters under investigation. We also have obligations to indemnify our former officers and former directors in connection with those investigations.
     For the nine months ended September 30, 2005 and the year ended December 31, 2004, we incurred $4.0 million and $7.1 million, respectively, in legal, audit and accounting support fees related to these matters, including costs related to our efforts to achieve compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act. We also face large cash expenditures in the future related to past due state and local tax obligations, for which we estimated and accrued $3.4 million as of September 30, 2005. We currently are in negotiations with various states to resolve past due taxes. However, there is no assurance that these obligations will be reduced or that we will be allowed to pay the amounts due over an extended period of time. During the fourth quarter of 2005, we expect to pay $1.0 million to our excess insurance carrier pursuant to a settlement agreement expected during November 2005. We also expect to pay $750,000 in civil penalties when the proposed settlement with the Securities and Exchange Commission (SEC) is approved.
     We have continued to experience growth in cryosurgical disposable products and procedure fee revenues and have significantly reduced our operating costs through streamlining our corporate organization, reducing staff, elimination or deferral of some longer-term research and development and clinical and marketing activities, reconfiguration of our products to reduce manufacturing costs and transferring manufacturing to lower cost suppliers and in general better controlling of operating expenses. We have also secured a credit facility in October 2005 that could provide up to $4.0 million in borrowings to finance working capital needs, subject to certain borrowing limitations.

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If we do not generate positive cash flows from operations we may need to raise additional capital which may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve interest expense and restrictive covenants.
4. Changes to Plan of Sale — Timm Medical
     In July 2004, we began actively marketing Timm Medical Technologies, Inc. (Timm Medical), our wholly-owned subsidiary, and our equity interests in the mobile prostate treatment businesses (collectively the Disposal Group) to potential buyers as part of an overall plan to raise additional capital. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the Disposal Group were classified as assets held for sale as of that date. In connection with the potential sale, we reduced the carrying value of these assets and liabilities to fair value less estimated cost to sell and suspended depreciation of fixed assets and amortization of intangibles as of July 31, 2004. As a result, we recorded an impairment charge of $15.8 million in the third quarter of 2004, of which $5.9 million related to the write-down of goodwill and developed technology at Timm Medical.
     We completed the sale of the mobile prostate treatment businesses in December 2004. By the end of March 2005, we had not found a suitable buyer for Timm Medical, our wholly-owned subsidiary. With the successful completion of a private placement of our common stock in March 2005 (see Note 5) in which we raised $14.6 million in new capital, net of issuance costs, we determined that we would no longer seek a buyer and ceased all marketing efforts in April 2005. In accordance with SFAS No. 144, we measured Timm Medical’s assets and liabilities individually at the (a) lower of its carrying amount before they were classified as “held for sale,” adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the net asset group been continuously classified as held and used or (b) fair value at March 31, 2005. Based on this review, we recorded $0.4 million in depreciation of fixed assets and amortization of intangibles for the period from July 31, 2004 to March 31, 2005 (included in general and administrative expenses). We also recorded income of $0.6 million as a result of the elimination of the estimated costs to sell, which were previously reported as a component of the impairment charge. The condensed consolidated balance sheet at December 31, 2004 has been reclassified to reflect the Timm Medical assets and liabilities as held and used.
     We completed the sale of the mobile prostate treatment businesses in December 2004 and retained three mobile prostate treatment businesses, all of which are inactive and are being dissolved. These residual interests are not significant and are accounted for on the equity method.
5. Private Placement of Common Stock and Warrants
     On March 11, 2005, we completed a private placement of 5,635,378 shares of our common stock and detachable warrants to purchase 3,944,748 common shares at an offering price of $2.77 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. Of the total warrants, 1,972,374 have an initial exercise price of $3.50 (Series A warrants) per share and 1,972,374 have an initial exercise price of $4.00 (Series B warrants) per share.
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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Pursuant to the terms of the registration rights agreement, we filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants. The S-2 registration statement was declared effective September 28, 2005.
     The registration rights agreement further provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, we will be required to pay each holder an amount in cash, as liquidated damages, equal to 1% per month of the aggregate purchase price paid by such holder. We incurred liquidated damages through September 28, 2005, when the S-2 registration statement was declared effective. For the three and nine months ended September 30, 2005, we incurred $0.5 and $0.6 million of liquidated damages, respectively, which are included in general and administrative expenses.
     The registration rights agreement into which we entered in connection with our issuance of the warrants requires us to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus, we have classified the warrants as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, we have allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that we revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. We determined the fair value of the warrants as follows as of September 30, 2005:
•	First, we used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of the warrants (4.50 years); no dividends; a risk free rate of 4.16%, which equals the yield on Treasury bonds at constant (or fixed) maturity equal to the remaining contractual term of the warrants; and volatility of 109.7%. Under these assumptions, the Black-Scholes option-pricing model yielded a value of $2.50 for each of the Series A warrants and $2.45 for each of the Series B warrants, for an aggregate value of $9.8 million;

•	Second, since the warrants are limited in the amount of realizable profit to the holders as a result of the call provision described above, we reduced the value of the warrants to account for the probability that the stock price will reach or exceed $6.50 and $7.50, respectively (i.e., the prices above which we have the right to call the Series A and Series B warrants, effectively compelling the holders to exercise their warrants). We used a statistical formula to calculate the probability that our stock price will reach or exceed $6.50 and $7.50, respectively. Based on this formula, we calculated that, for the Series A warrants, the probability that the stock price of $6.50 will be reached or exceeded is approximately 33.4%. Similarly, we calculated that, for the Series B warrants, the probability that the stock price of $7.50 will be reached or exceeded is approximately 28.7%. Based on these probabilities, we reduced the valuation of each of the Series A warrants to $1.66 (which equals one minus 33.4%, multiplied by $2.50) and we reduced the valuation of each of the Series B warrants to $1.74 (which equals one minus 28.7%, multiplied by $2.45). This yields an aggregate value of the warrants equal to $6.7 million; and

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Third, we further reduced the value of the warrants on the assumption that our stock price on the day that the warrants are exercised will be affected by dilution as a result of the additional stock introduced into the market. Given that we have approximately 30 million shares outstanding, we calculated that the exercise of the warrants will result in dilution of approximately 6.2%. Using the dilution figure of 6.2%, we reduced the value of each of the Series A warrants to $1.56 and the Series B warrants to $1.64. This yields an aggregate value of the warrants equal to $6.3 million.
     As a result of this fair value calculation, we recorded negative interest expense of $0.5 million for the three months ended September 30, 2005, which represents the change in the fair value of the warrants from June 30, 2005. This change was primarily due to a decrease in the fair value of the underlying common stock from $4.00 as of June 30, 2005 to $3.25 as of September 30, 2005. Total net interest expense related to the warrant valuation was $0.6 million for the nine months ended September 30, 2005.
     Upon the earlier of the warrant exercise or expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. We do not expect that the warrants will be exercised within the next 12 months based on the current trading prices of our common stock and have classified the warrants as a non-current liability at September 30, 2005. Changes in fair value during each period will be recorded as interest expense. Liquidated damages under the registration rights agreement are expensed as incurred.
     Two members of our management team made personal investments totaling $0.7 million in the aggregate, and a member of our board of directors invested $0.3 million.
6. Capital Stock and Net Loss Per Share
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
     During the first quarter of 2004, we retired 326,222 of its common shares held in treasury, including 120,022 shares repurchased from a third party for approximately $504,000 in February 2004 in conjunction with a litigation settlement.
7. Stock-Based Compensation
     We have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB 25, if the exercise price of the employee and director stock options is less than the estimated fair value of the underlying stock on the date of grant, we record deferred compensation for the difference. In practice, we generally award stock options to our employees with exercise prices equal to the fair value of the underlying common stock at the date of grant.
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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following table illustrates the effect on net losses if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,890)	$(19,257)	$(11,591)	$(33,500)
Reconciling items:
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards	—	121	—	134
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense	(936)	(795)	(2,756)	(2,151)

Net adjustment	(936)	(674)	(2,756)	(2,017)

Net loss, as adjusted	$(3,826)	$(19,931)	$(14,347)	$(35,517)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.80)	$(0.40)	$(1.38)

As adjusted	$(0.13)	$(0.82)	$(0.50)	$(1.46)

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
     We currently use the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits us to continue to use such a model, the standard also permits the use of a “lattice” model. We will continue to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.
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

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We will adopt SFAS 123R effective January 1, 2006 using the modified prospective approach. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in the table above.
8. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.
     The following is a summary of inventories:

	September 30,	December 31,
	2005	2004
Raw materials	$1,751	$1,727
Work in process	214	446
Finished goods	1,680	1,560

Total inventories	3,645	3,733
Less inventory reserve	(520)	(558)

Inventories, net	$3,125	$3,175

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
     Of the $8.95 million settlement referred to above, our primary insurance carrier funded $1.2 million, our first excess insurance carrier funded $5.0 million and our second excess insurance carrier funded $2.7 million. As a result of the insurance settlements disclosed in the current reports on Form 8-K that we filed on December 20, 2004 and February 25, 2005, the amounts funded by our primary insurance carrier ($1.2 million) and our second excess insurance carrier ($2.7 million) no longer are subject to reservations of rights. In November 2005 we expect to enter into an agreement to settle with the first excess insurance carrier and to refund $1.0 million to the carrier. As a result of the expected November 2005 settlement, we reduced the recorded settlement liability from the $1.4 million recorded in 2004 to $1.0 million as of September 30, 2005.

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     We have been in settlement discussions with the staff of the SEC regarding the terms of a settlement of the previously announced investigation commenced by the SEC in January 2003 related to allegations that we and certain of our current and former officers and directors issued, or caused to be issued, false and misleading financial statements in prior periods. The proposed settlement which has been agreed upon by the staff and remains subject both to final approval by the SEC and court, includes the following principal terms: (i) we would pay a total of $750,000 in civil penalties (accrued as of December 31, 2004); (ii) we would agree to a stipulated judgment enjoining future violations of securities laws; and (iii) we would agree to maintain various improvements in our internal controls that have previously been implemented. If approved, the proposed settlement would resolve all claims against us relating to the formal investigation that the SEC commenced in January 2003.
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
     In addition, we are, in the normal course of business, subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of September 30, 2005, except for the matters indicated above for which we have accrued $1.8 million (of which $750,000 relates to the proposed settlement with the SEC and the balance of which relates to the directors’ and officers’ liability insurance matters referred to above), we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and the potential liability cannot be reasonably estimated at this time. Management’s evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future. Our directors’ and officers’ liability and other insurance may fund certain losses, including defense costs, related to the above litigation matters. These recoveries will be recorded when the amounts are determined to be recoverable from the insurance carriers.

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
10. Income Taxes
     We reported no income tax expense for each of the nine months ended September 30, 2005 and 2004 due to our operating losses. The continuing operating losses resulted in an increase in the valuation allowance of $3.9 million and $12.2 million during the nine months ended September 30, 2005 and 2004, respectively. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of September 30, 2005 and 2004.
11. Results of Operations
     Revenues and cost of revenues related to the following products and services for the periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Cryocare Surgical Systems	$132	$320	$404	$570
Cryoablation disposable products and procedure fees	6,653	5,743	19,690	16,752
Cardiac royalties (CryoCath)	203	150	645	441
Erectile dysfunction products (Timm Medical)	2,477	2,152	6,931	6,296

	$9,465	$8,365	$27,670	$24,059
Cost of Revenues:
Cryocare Surgical Systems	$107	$26	$405	$108
Cryoablation disposable products and procedure fees	3,701	3,509	11,513	10,035
Cardiac royalties (CryoCath)	—	—	—	—
Erectile dysfunction products (Timm Medical)	763	739	2,300	2,678

	$4,571	$4,274	$14,218	$12,821

     Revenues from the sales of cryoablation disposable products and cryoablation procedure fees are comprised of the following for the periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Disposable products	$1,927	$811	$4,727	$3,500
Procedure fees	4,726	4,932	14,963	13,252

	$6,653	$5,743	$19,690	$16,752

     Cost of revenues for cryoablation disposable product sales and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees both incorporate similar inventory when sold and we do not separately track the cost of disposals sold directly to customers and those consumed in cryoablation procedures. Cryoablation procedure services are provided to medical facilities upon request to facilitate the overall delivery of our technology into the marketplace.

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on our consolidated financial position or results of operations.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
13. Subsequent Event — Revolving Line of Credit
     On October 26, 2005 we entered into a one year Loan and Security Agreement with a bank which provides up to $4 million on a revolving line of credit for working capital purposes. Borrowings under the revolving line of credit are subject to a borrowing base formula based upon eligible accounts receivable and inventories. We have not incurred any borrowing under this arrangement as of the date of the filing of this Form 10-Q.
     Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on the Prime Rate plus a loan margin based on our quick ratio, as defined. The revolving line of credit is collateralized by substantially all of our assets.
     The Loan and Security Agreement contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the bank.

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
     The factors driving interest in and utilization of cryoablation by urologists include:
•	increased awareness and acceptance of cryoablation by industry thought leaders;

•	continued publication of clinical follow up data on the effectiveness of cryoablation, including recently published 10-year data resulting from a study conducted by an affiliate of Roper Hospital in Charleston, South Carolina;

•	increased awareness among patients of cryoablation and the minimally invasive nature of cryablation treatment and the comparable outcome as compared to radical prostatectomy;

•	the pricing of our treatment is comparable to other modalities (e.g., radical prostatectomy) and is approximately half the cost of brachytherapy;

•	the effectiveness of our dedicated cryoablation sales force; and

•	our continued expenditure of funds on patient education and advocacy.
Results of Operations
     Revenues and cost of revenues related to the following products and services for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Cryocare Surgical Systems	$132	$320	$404	$570
Cryoablation disposable products and procedure fees	6,653	5,743	19,690	16,752
Cardiac royalties (CryoCath)	203	150	645	441
Erectile dysfunction products (Timm Medical)	2,477	2,152	6,931	6,296

	$9,465	$8,365	$27,670	$24,059
Cost of Revenues:
Cryocare Surgical Systems	$107	$26	$405	$108
Cryoablation disposable products and procedure fees	3,701	3,509	11,513	10,035
Cardiac royalties (CryoCath)	—	—	—	—
Erectile dysfunction products (Timm Medical)	763	739	2,300	2,678

	$4,571	$4,274	$14,218	$12,821

     The table below summarizes revenues from the sales of cryoablation disposable products and cryoablation procedure fees for the periods ended September 30, 2005 and 2004.
     Cost of revenues for cryoablation disposable product sales and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees both incorporate similar inventory when sold and we do not separately track the cost of disposals sold directly to customers and those consumed in cryoablation procedures. Cryoablation procedure services are provided to medical facilities upon request to facilitate the overall delivery of our technology into the marketplace.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Disposable products	$1,927	$811	$4,727	$3,500
Procedure fees	4,726	4,932	14,963	13,252

	$6,653	$5,743	$19,690	$16,752

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
     Sales and marketing expenses primarily consist of salaries, commissions and related benefits and overhead costs for employees and activities in the areas of sales, marketing, ongoing research and demonstration projects, our patient advocate group and customer service. Expenses associated with advertising, trade shows, promotional and training costs related to marketing our products are also classified as sales and marketing expenses.
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
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenues. Revenues for the three months ended September 30, 2005 increased 13.2 percent to $9.5 million compared to $8.4 million for the same period in 2004. The increase in revenues was primarily attributable to growth in sales of disposables and procedure fees related to our cryoablation business.
     The number of cryoablation procedures performed, and related sales of disposable products used in these procedures, increased 41.5 percent to 1,605 in the third quarter of 2005 from 1,134 in the comparable period of 2004, while the related revenues increased 15.8 percent to $6.7 million in the third quarter of 2005 from $5.7 million for the comparable period in 2004. Of the total procedures performed during the three months ended September 30, 2005, 59.5 percent were those in which we provided cryoablation services and 40.5 percent were from the sale of cryoablation disposable products. This compares to 82.6 percent of cryoablation procedures and 17.4 percent for sales of disposable cryoablation products during the three months ended September 30, 2004. Contributing to growth in sales of cryoablation products was an increase in sales to a market served by interventional radiologists, treating tumors in the kidney, lung and liver and pain resulting from metastases of cancer in the bone. Direct sales of disposable products and interventional radiology procedures generally have a lower average selling price than procedures performed by urologists on prostate and renal cancer, although cost of revenues are also lower.
     CyoCath royalty revenues also increased 35.3 percent or $53,000 over the same period in 2004 while revenues from Cryocare Surgical Systems remained relatively flat due to our strategy of promoting adoption of our technology through an emphasis on growth in cryoablation procedures, rather than through sales of capital equipment.

     Sales of our Timm Medical product lines increased 15.1 percent to $2.5 million in the three months ended September 30, 2005 from $2.2 million for the same period in 2004. This increase is primarily due to product price increases and increased domestic sales emphasized by our erectile dysfunction sales force in 2005.
     Cost of Revenues. Cost of revenues for the three months ended September 30, 2005 increased 7.0 percent to $4.6 million compared to $4.3 million for the same period in 2004. The increase in cost of revenues resulted primarily from growth in sales of cryoablation disposable products and procedure fees. Cost of revenues related to our cryoablation disposable products and procedure fees increased 5.5 percent to $3.7 million for the third quarter of 2005 from $3.5 million for the same period in 2004. This increase was also driven by an increase in the number of cryoablation procedures for which we bill a procedure fee and subcontract the service to third party service provides at an additional cost. During the three months ended September 30, 2005 substantially all of our cryoablation procedures that require a technician were performed by third party service providers at an additional cost.
     Gross Margins. Gross margins on revenues increased to 51.7 percent for the three months ended September 30, 2005 compared to 48.9 percent for the same period in 2004. The positive trend in gross margins was related to factors including continued reductions in manufacturing costs for our cryoablation disposable products as well as a 18.7 percent decline in the average fee we paid to third parties to provide cryoablation procedures on our behalf, partially offset by an increase in cryoablation procedures where we contracted with third parties to perform the procedures. Gross margins for our Timm Medical product lines increased due to product price increases, higher domestic sales of erectile dysfunction products and production cost reductions.
     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2005 were unchanged at $0.4 million compared to the comparable period in 2004. As a percentage of revenues, research and development expenses decreased to 4.6 percent from 5.0 percent during the three months ended September 30, 2004.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2005 increased 13.2 percent to $4.1 million as compared to $3.6 million for the same period in 2004. The increase in sales and marketing expenses is primarily due to an increase in staffing costs of $0.3 million and an increase in advertising and trade show costs of $0.1 million. These cost increases correspond with the increase in revenue and are consistent with our objective of increasing the utilization of cryoablation systems and our cryoablation disposable products by urologists and interventional radiologists.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 increased 15.1 percent to $3.9 million as compared to $3.4 million for the same period in 2004. The increase resulted from a $0.3 million increase in legal fees related to ongoing SEC and DOJ investigations, accounting and consulting costs related to Sarbanes-Oxley compliance and other audit and tax compliance, as well as $0.5 million of liquidated damages related to the delay in the registration of our common stock issued in our March 2005 private placement.
     Interest Income (Expense), Net. Interest income (expense), net, for the three months ended September 30, 2005 was $0.6 million compared to $73,000 for the same period in 2004. Interest income (expense), net for the three months ended September 30, 2005 includes $0.5 million in negative interest expense recorded in connection with the change in the fair value of common stock warrants issued in connection with our private placement in March 2005. This represents the decrease in the fair value of the warrants from June 30, 2005. Interest income (expense), net in the 2005 period also includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of the net proceeds from our March 2005 private placement.
     Net Loss. Net loss for the three months ended September 30, 2005 was $2.9 million or $0.10 per basic and diluted share on 30.1 million weighted average shares outstanding, compared to a net loss of $19.3 million, or $0.80 per basic and diluted share on 24.2 million weighted average shares outstanding for the same period in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenues. Revenues for the nine months ended September 30, 2005 increased 15.0 percent to $27.7 million compared to $24.1 million in 2004. The revenue increase primarily resulted from the increase in the number of cryoablation procedures performed, and related sales of disposable products used in these procedures in the nine months ended September 30, 2005. Procedures increased 35.3 percent to 4,717 for the nine months ended September 30, 2005 from 3,487 in the comparable period of 2004, while the related revenues increased by 17.5 percent to $19.7 million from $16.8 million for the comparable period in 2004. Of the total procedures performed during the nine months ended September 30, 2005, 63.9 percent were those for which we provided cryoablation services and 36.1 percent were from the sale of cryoablation disposable products. This compares to 75.4 percent for cryoablation procedures and 24.6 percent for sales of disposable cryoablation products during the nine months ended September 30, 2004. Contributing to the growth in revenues of cryoablation products was an increase in sales to a market served by interventional radiologists, treating tumors in the kidney, lung and liver, and pain resulting from metastases of cancer in the bone. Direct sales of disposable products and interventional radiology procedures generally have a lower average selling price than procedures performed by urologists on prostate and renal cancer, although cost of revenues are also lower. Cardiac royalty revenue increased 46.3 percent while the revenue from the sale of Cryocare Surgical Systems remained relatively unchanged at $0.4 million for the nine months ended September 30, 2005 due to our strategy of promoting adoption of our technology through an emphasis on growth in cryoablation procedures, rather than through sales of capital equipment.
     Sales of our Timm Medical product lines increased 10.1 percent to $6.9 million in the nine months ended September 30, 2005 from $6.3 million for the same period in 2004. This increase is primarily due to product price increases, increased domestic sales emphasized by our erectile dysfunction sales force in 2005.
     Cost of Revenues. Cost of revenues for the nine months ended September 30, 2005 increased 10.9 percent to $14.2 million compared to $12.8 million for the same period in 2004 due primarily to the growth of sales of cryoablation disposable products and procedure fees. Cost of revenues related to our cryoablation disposable products and procedure fees increased 14.7 percent to $11.5 million for 2005 from $10.0 million, for the same period in the 2004. The increase was driven by an increase in the number of cryoablation procedures for which we bill a procedure fee and we subcontract the service to third party service providers at an additional cost partially offset by a 16.3 percent decrease in the amount per procedure we pay to the third party service providers. During the nine months ended September 30, 2005 substantially all of our cryoablation procedures that require a technician were performed by third party service providers.
     Gross Margins. Gross margins on revenues increased to 48.6 percent for the nine months ended September 30, 2005 compared to 46.7 percent for the same period in 2004. The positive trend in gross margins was related to factors including continued reductions in manufacturing costs for our cryoablation disposable products as well as a 16.3 percent decline in the average fee we paid to third parties to provide cryoablation procedures on our behalf, partially offset by an increase in cryoablation procedures where we contracted with third parties to perform the procedures. Gross margins for our Timm Medical product lines increased due growth to product price increases and growth in domestic sales of erectile dysfunction products.
     Research and Development. Research and development expenses for the nine months ended September 30, 2005 decreased 4.5 percent to $1.3 million compared to $1.4 million for the comparable period in 2004. The decrease was primarily attributable to a reduction in consulting and staffing costs initiated in our June 2004 cost reduction program. As a percentage of revenues, research and development expenses decreased to 4.9 percent from 5.9 percent during the nine months ended September 30, 2004.
     Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2005 declined 6.5 percent to $12.3 million as compared to $13.1 million for the same period in 2004. Driving the decrease were reductions in consulting costs and proctor fees and expenses which decreased $0.6 million, and a decrease in severance costs of $0.2 million The term “proctor fees” refers to the fees we pay physicians to train other physicians regarding how to use our cryosurgical products.
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2005 declined 16.4 percent to $11.8 million as compared to $14.1 million for the same period in 2004. The decline resulted from a $2.8 million decrease in professional services fees, primarily including legal fees related to ongoing SEC and DOJ investigations and accounting and consulting costs for Sarbanes-Oxley compliance and other audit and tax compliance. These reductions were partially offset by $0.6 million in liquidated damages related to the delay in registering our common stock issued in our March 2005 private placement, as well as a 2004 reduction of our bad debt provision of $0.4 million, which did not recur in 2005.
     Impairment Charge. During the quarter ended September 30, 2004, we recorded $15.8 million in impairment charges to write down the goodwill and amortizable intangibles in conjunction with Timm Medical and our ownership interests in certain mobile prostate treatment businesses. The charge represented the excess of the carrying value of these entities compared to their fair value, less estimated costs to sell. With the completion of a $15.6 million private placement of our common stock during the first quarter of 2005, management ceased actively marketing Timm Medical for sale and reversed $0.6 million of estimated costs to sell that had been previously recorded as an impairment charge.
     Interest Income (Expense), Net. Interest income (expense), net for the nine months ended September 30, 2005 was ($0.2) million compared to $0.2 million for the same period in 2004. Interest income (expense), net for the nine months ended September 30, 2005 includes $0.6 million in interest expense recorded in connection with the change in the fair value of common stock warrants issued in connection with our private placement in March 2005. This interest expense represents the net increase in the fair value of the warrants from March 11, 2005, the date of issuance. Interest income (expense), net in the 2004 and 2005 period also includes interest income on a note receivable for the sale 2003 of our urinary incontinence product and interest income earned from the investment of the $14.6 million in net proceeds from our March 2005 private placement.
     Minority Interests. Minority interests represent earnings attributable to minority investors in the mobile prostate treatment businesses we acquired in 2002. During the fourth quarter of 2004 and the first quarter of 2005 we sold or dissolved a majority of these businesses. The businesses dissolved or remaining during the first quarter of 2005 had no operations and therefore no minority interest amounts were recorded in 2005.
     Net Loss. Net loss for the nine months ended September 30, 2005 was $11.6 million or $0.40 per basic and diluted share on 29.0 million weighted average shares outstanding, compared to a net loss of $33.5 million, or $1.38 per basic and diluted share on 24.3 million weighted average shares outstanding for the same period in 2004.
Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2005, we had an accumulated deficit of approximately $163.6 million and cash and cash equivalents of approximately $11.1 million. On March 11, 2005, we issued 5,635,378 shares of our common stock, warrants to purchase an additional 1,972,374 shares of common stock at $3.50 per share and warrants to purchase an additional 1,972,374 shares of common stock at $4.00 per share for aggregate gross cash proceeds of $15.6 million ($2.77 per share) less transaction costs of $1.0 million, in a private placement financing.
     While we will use these funds, and continued expense management efforts on those expenses that are controllable, to finance on-going operations and cash flow needs, we do not expect to reach break-even or cash flow positive in 2005, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted primarily from our continued investment to educate physicians, gain acceptance within national medical communities such as the American Urological Association, establish and maintain reimbursement and create awareness among patient advocacy groups and patients in general, all of which are expenses necessary to create and build acceptance of our technology. We believe the success of our strategy is reflected in the revenue growth for cryoablation, disposable products and procedure fees. These revenues comprised 40.8 percent of total revenues in 2002 compared to 67.6 percent of total revenues in 2004 representing a 75.4 percent increase from $12.6 million in 2002 to $22.1 million in 2004. For the nine months ended September 30, 2005, such revenues accounted for 71.2% of total revenues.
     While we expect these losses to decline over time, our cash use from quarter to quarter may fluctuate, due to timing issues, investments in inventory and the costs related to ongoing investigations into our historical accounting and financial reporting and regulatory compliance discussed below. Regulators may fine us, or we may agree to make one or more settlement payments in order to resolve the matters under investigation. We will also continue to incur significant costs under our obligations to indemnify our former officers and former directors in connection with those investigations.

     For the nine months ended September 30, 2005 and the year ended December 31, 2004, we incurred $4.0 million and $7.1 million, respectively, in legal, audit and accounting support fees related to these matters, including $0.8 million and $2.3 million, respectively, related to our efforts to achieve compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act. We also face large cash expenditures in the future related to past due state and local tax obligations, for which we estimated and accrued $3.4 million as of September 30, 2005. We currently are in negotiations with various states to resolve past due taxes. However, there is no assurance that these obligations will be reduced or that we will be allowed to pay the amounts due over an extended period of time. During the fourth quarter of 2005, we expect to pay $1 million to our excess insurance carrier pursuant to a settlement agreement anticipated to be entered into during November 2005. We also expect to pay $750,000 upon the finalization of the proposed settlement with the SEC.
     We intend to continue investing in our sales and marketing efforts to physicians in order to raise awareness and gain further acceptance of our technology. This investment is required in order to increase the physician’s usage of our technology in the treatment of prostate, lung and liver cancers and in the management of pain from bone metastases. Such costs will be reported as current period charges under generally accepted accounting principles.
     We will use existing cash reserves and the net proceeds from the $15.6 million private placement of our common stock described above along with continued expense management efforts to finance our projected operating and cash flow needs. In addition, we recently entered into a one-year credit agreement with Silicon Valley Bank, pursuant to which we may borrow up to an amount not to exceed the lesser of: (i) $4 million; or (ii) amounts available under the Borrowing Base. The “Borrowing Base” is (a) 80% of our eligible accounts receivable, plus (b) the lesser of 30% of the value of our eligible inventory or $500,000. If we do not generate positive cash flows from operations we may need to raise additional capital which may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve interest expense and restrictive covenants.
     See “We face risks relating to our liquidity and we may never reach or maintain profitability” below under “Risks Related to Our Business.”
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
We face risks relating to our liquidity and we may never reach or maintain profitability
     We have incurred annual operating losses each year since our inception. As of September 30, 2005, our accumulated deficit was approximately $163.6 million and cash equivalents of $11.1 million. It is possible that we will not generate sufficient revenues from product sales and service revenues to achieve profitability. Even if we do achieve significant revenues from our products sales and service revenues, we expect that operating expenses will result in significant operating losses over the next several quarters, as we, among other things:
•	incur costs related to legal proceedings, including ongoing government investigations;

•	attempt to get our stock relisted on a national exchange;

•	comply with changes in generally accepted accounting principles and include employee based stock option charges in our consolidated statement of operations in 2006;

•	comply with the increasing complexities and costs of being a public company, such as Sarbanes-Oxley compliance

•	expand our sales and marketing activities as we attempt to gain market share for our Cryocare Surgical System; and

•	continue our research and development efforts to improve our existing products and develop newer products.
     We will need to significantly increase the revenues we receive from sales of cryoablation disposable products and procedure fees as a result of these operating expenses. We may be unable to do so, and therefore, may not achieve profitability. Even if we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.
     If we do not generate positive cash flows from operations we may need to raise additional capital which may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve interest expense and restrictive covenants.
     We have incurred significant expenses related to legal, audit and accounting support fees related to these matters, including expenses related to our efforts to achieve compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act. We also face large cash expenditures in the future related to past due state and local tax obligations. During the fourth quarter of 2005, we expect to pay $1 million to our excess insurance carrier pursuant to a settlement agreement expected to be entered into during November 2005. We also expect to pay $750,000 upon the finalization of the proposed settlement with the SEC.
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
     Future sales of our common stock, including shares issued upon the exercise of outstanding options and warrants or hedging or other derivative transactions with respect to our stock, could have a significant negative effect on the market price of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate. We had an aggregate of 30,073,519 shares of common stock outstanding as of September 30, 2005, which included 5,635,378 shares of our common stock that we issued on March 11, 2005 in connection a financing described in the Form 8-K that we filed on March 16, 2005. Investors in that financing also received warrants to purchase an aggregate of 1,972,374 shares of our common stock at an exercise price of $3.50 per share and 1,972,374 shares of our common stock at an exercise price of $4.00 per share. We entered into a registration rights agreement in connection with the financing pursuant to which we agreed to register for resale by the investors the shares of common stock issued and the registration statement became effective on September 28, 2005 and sales of shares covered by the registration statement could have a significant negative effect on the market price of our stock.
Our common stock was delisted from the Nasdaq Stock Market and, as a result, trading of our common stock has become more difficult.
     Our common stock was delisted from The Nasdaq Stock Market on January 16, 2003 because of our failure to keep current in filing our periodic reports with the SEC. Trading was conducted in the over-the-counter market in the so-called “pink sheets.” Effective October 21, 2005 we began trading on the OTC Bulletin Board (“OTC BB”) so our shares can be electronically traded. Trading on the OTC BB could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We have been in discussions with Nasdaq regarding the relisting of our common stock. We hope that our common stock will be relisted with either the Nasdaq SmallCap Market or the Nasdaq National Market System, but we cannot assure you that our common stock will be relisted within any particular time period, or at all. As noted below, we may effectuate a reverse stock split in order to qualify our stock for relisting.
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

In order to qualify our stock for national exchange relisting, we may effectuate a reverse stock split, which could adversely affect our stockholders.
     In order to qualify our stock for relisting, we may effectuate a reverse stock split. We believe that we currently satisfy all of the objective criteria for relisting on AMEX, and we believe that we currently satisfy all of the objective criteria for relisting on the Nasdaq SmallCap Market and the Nasdaq National Market System, except for the minimum bid price requirement applicable to the Nasdaq National Market System. AMEX requires a minimum bid price of $3.00, the Nasdaq SmallCap Market requires a minimum bid price of $4.00 and the Nasdaq National Market System requires a minimum bid price of $5.00. As of September 30, 2005, the closing price for our common stock as reported on the “pink sheets” was $3.25 per share. Of course, we cannot predict whether this share price will be maintained or increased in the future.
     Any reverse stock split requires the prior approval of our stockholders at a stockholders meeting, because our charter prohibits stockholder action by written consent. On August 30, 2005, our stockholders held a Special Meeting and approved by a vote of more than 70% to allow our Board of Directors to effectuate a reserve stock split should it be warranted. The approval allowed for the combination of any whole number of shares of common stock between and including two and five into one share of common stock, i.e., each of the following combination ratios: one for two, one for three, one for four and one for five. If our board decides to proceed with the reverse stock split, then the board will determine the exact ratio within the range described in the previous sentence. If the board does not implement a reverse stock split prior to the one-year anniversary of the special stockholders meeting, then stockholder approval again would be required prior to implementing any reverse stock split.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. As of September 30, 2005, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore, we do not have significant market risk exposure with respect to commodity prices.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our third fiscal quarter for 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We incorporate by reference the information contained in Note 9 Commitments and Contingencies-Legal Matters to the condensed consolidated financial statements included above in Item 1 of Part I.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held a Special Meeting of Stockholders on August 30, 2005. At the Special Meeting, our stockholders authorized our board of directors in its discretion to effectuate an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our common stock, at an exchange ratio ranging from one-to-two to one-to-five, which the specific ratio to be determined by the board of directors.
     The vote to approve this item was as follows:

Number of
Shares
For	21,182,264
Against	819,707
Abstain	66,570
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
No.	Description
2.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.2(2)	Agreement and Plan of Merger dated September 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2.8(7)*	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.

3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

Exhibit
No.	Description
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(2)	Restated Certificate of Incorporation.

3.4(11)	Amended and Restated Bylaws of the Company.

4.1(12)	Form of Stock Certificate.

4.2(13)	Form of Series A Warrant.

4.3(13)	Form of Series B Warrant.

4.4(14)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(15)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1(16)	Description of director compensation, as amended on September 14, 2005

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(14)	Previously filed as an exhibit to our Form 8-K filed on September 3, 1999.

(15)	Previously filed as an exhibit to our Form 8-K filed on September 28, 2005.

(16)	Previously filed as an exhibit to our Form 8-K/A filed on September 16, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCARE, INC.

By:	/s/ CRAIG T. DAVENPORT

Craig T. Davenport
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

By:	/s/ MICHAEL R. RODRIGUEZ

Michael R. Rodriguez
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Date: November 9, 2005

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Agreement and Plan of Reorganization dated February 21, 2002, by and among the Company, Technologies, Inc., TMT Acquisition Corporation and certain stockholders of Timm Medical Technologies, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.2(2)	Agreement and Plan of Merger dated September 30, 1999, by and among the Company, Advanced Medical Procedures, Inc., Advanced Medical Procedures, L.L.C., Gary M. Onik, M.D., Robert F. Byrnes and Jerry Anderson. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.3(3)	Asset Purchase Agreement, dated February 6, 2002, by and between the Company and Gary M. Onik, M.D. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.4(3)	Asset Purchase Agreement dated May 28, 2002, by and among the Company and Cryomedical Sciences, Inc. Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.5(4)	Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C. Certain schedules and exhibits referenced in this exhibit have been omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

2.6(5)	Amendment No. 1 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 12, 2002, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.7(6)	Agreement of Purchase and Sale, dated as of April 7, 2003, by and among American Medical Systems, Inc., the Company and Timm Medical Technologies, Inc.

2.8(7)*	Asset Purchase and Technology License Agreement, dated as of April 29, 2003, by and between the Company and CryoCathTechnologies Inc.

2.9(8)	Agreement of Purchase and Sale, dated as of October 15, 2003, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

2.10(9)	Amendment No. 2 to Partnership and Limited Liability Company Membership Interest Purchase Agreement, dated as of February 27, 2004, by and among Endocare, Inc. and U.S. Medical Development, Inc., U.S.M.D., Ltd. and U.S.M.D. I, L.L.C.

2.11(9)	Service Fee Agreement, dated as of February 26, 2004, by and among Endocare, Inc. and the Limited Partners of Mid-America Cryotherapy, L.P.

2.12(9)	First Amendment to Agreement of Purchase and Sale, dated as of March 25, 2004, by and between SRS Medical Corp. and Timm Medical Technologies, Inc.

Exhibit
No.	Description
2.13(10)	First Amendment to Asset Purchase Agreement, dated as of August 18, 2004, by and between Endocare, Inc. and Gary Onik, M.D.

3.1(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(2)	Restated Certificate of Incorporation.

3.4(11)	Amended and Restated Bylaws of the Company.

4.1(12)	Form of Stock Certificate.

4.2(13)	Form of Series A Warrant.

4.3(13)	Form of Series B Warrant.

4.4(14)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(15)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1(16)	Description of director compensation, as amended on September 14, 2005.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as exhibits to our Form 8-K filed on March 5, 2002.

(2)	Previously filed as exhibits to our Registration Statement on Form S-3 filed on September 20, 2001.

(3)	Previously filed as exhibits to our Form 10-Q filed on August 14, 2002.

(4)	Previously filed as exhibits to our Form 8-K filed on August 16, 2002.

(5)	Previously filed as an exhibit to our Form 8-K filed on October 15, 2002.

(6)	Previously filed as an exhibit to our Form 8-K filed on April 22, 2003.

(7)	Previously filed as an exhibit to our Form 8-K filed on April 29, 2003.

(8)	Previously filed as an exhibit to our Form 8-K filed on October 20, 2003.

(9)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2004.

(10)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2004.

(11)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(14)	Previously filed as an exhibit to our Form 8-K filed on September 3, 1999.

(15)	Previously filed as an exhibit to our Form 8-K filed on September 28, 2005.

(16)	Previously filed as an exhibit to our Form 8-K/A filed on September 16, 2005.