Form 10-K
period 2005-12-31
ENDOCARE INC
filed 2006-03-16
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to .
Commission File Number 001-15063

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☑
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☑
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑    No ☐    (2) Yes ☑    No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated Filer ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
    The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2005 was approximately $106,443,528 (based on the last sale price for shares of the Registrant’s common stock as reported in the Pink Sheets for that date). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
    There were 30,147,894 shares of the Registrant’s common stock issued and outstanding as of February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
    Certain portions of the Definitive Proxy Statement related to our 2006 Annual Meeting of Stockholders, which Definitive Proxy Statement we expect to file under the Securities Exchange Act of 1934, as amended, within 120 days of the end of our fiscal year ended December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.
    Certain exhibits filed with our prior registration statements and Forms 10-K, 8-K and 10-Q are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

Endocare, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2005

i

PART I
      This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements typically include, but are not limited to, statements containing the words “believes,” “intends,” “anticipates,” “expects,” “hopes,” “estimates,” “should,” “could,” “may,” “plans,” “planned” and words of similar import. Our actual results could differ materially from any such forward-looking statements as a result of the risks and uncertainties, including but not limited to those set forth below in “Risks Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Any such forward-looking statements reflect our management’s opinions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below in “Risks Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.
      AutoFreeze™, CGC™, Cryocare®, Cryocare CS™, Cryocare Surgical System®, CryoDisc®, CryoGrid™, CryoGuide®, Direct Access™, Endocare®, FastTrac®, Integrated Ultrasound™, SmartTemp™, Targeted Ablation™, Targeted Ablation of the Prostate TAP®, Targeted Ablation Therapy TAT®, Targeted Cryoablation of the Prostate TCAP®, Targeted Cryoablation Therapy TCAT®, TEMPprobe®, and Urethral Warmer™ are our trademarks. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business
Overview
      We are a specialty medical device company focused on improving patients’ lives through the development, manufacturing and distribution of health care products for cryoablation. Our strategy is to achieve a dominant position in the prostate and renal cancer markets, further developing and increasing the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and management of pain from bone metastases, while achieving penetration across additional markets with our proprietary cryosurgical technology. The term “cryoablation” refers to the use of ice to destroy tissue, such as tumors, for therapeutic purposes. The term “cryosurgical technology” refers to technology relating to the use of ice in surgical procedures, including cryoablation procedures.
      Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancer. Because of our initial concentration on prostate and renal cancer, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. In addition to selling our cryosurgical disposal products to hospitals and mobile service companies, we contract directly with hospitals and health care payors for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. We believe our proprietary cryosurgical technologies have broad applications across a number of surgical markets, including for the treatment of tumors in the lung and liver, and the management of bone pain caused by tumors. To that end, we employ a dedicated sales team focused on selling percutaneous cryoablation procedures related to kidney, liver, lung and bone cancer to interventional radiology physicians throughout the United States. We intend to continue to invest in resources to continue to penetrate the interventional radiology and oncology markets and develop new markets for our cryosurgical products and technologies, particularly in the area of tumor ablation.
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
      The number of men diagnosed with prostate cancer has risen steadily since 1980 and it is now the second most common cause of cancer-related deaths among men in the United States. The American Cancer Society estimated there would be 234,000 new cases of prostate cancer diagnosed and 27,000 deaths associated with the disease in the United States during 2006. Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. According to the American Cancer Society, more than 65 percent of men diagnosed with prostate cancer are over the age of 65. Incidence rates are higher in African American men. In addition to age and race, other risk factors are linked to prostate cancer, such as genetics, diet and exposure to environmental toxins such as Agent Orange.
      The dramatic increase in prostate cancer diagnoses has led to heightened awareness of the disease, which in turn has led to increased rates of testing and improved diagnostic methods. The American Cancer Society recommends that men without symptoms, risk factors and a life expectancy of at least 10 years should begin regular annual medical exams at the age of 50, and believes that physicians should offer, as a part of the exam, the prostate-specific antigen, or PSA, blood test and a digital rectal examination to detect any lumps in the prostate. The PSA blood test determines the amount of prostate specific antigen present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with, among other things, prostatitis, a non-cancerous inflammatory condition, or a proliferation of cancer cells in the prostate. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.
      Approximately 90 percent of all prostate cancers diagnosed in the United States are local or regional. Thus, approximately 211,000 patients are candidates for definitive local therapies including cryoablation. In addition it is estimated that approximately 18,000 patients in the United States each year are diagnosed with recurrent prostate cancer following previous radiation therapy. With the increasing utilization of radiation therapy, primarily brachytherapy, for initial treatment in prostate cancer, we believe that this number will increase. For recurrent tumors that are detected while still localized, we believe cryoablation is an appropriate procedure with fewer side effects than salvage radical prostatectomy and can be performed at a substantially lower cost to the medical facility.

Non-Cryosurgical Treatment Options
      Therapeutic alternatives for patients with prostate cancer have been limited and these treatments can significantly impact the patient’s quality of life. Current treatment options include radical prostatectomy, radiation therapy, hormone or other therapies, “watchful waiting,” and cryosurgery. These options are evaluated using a number of criteria, including the patient’s age, physical condition and stage of the disease. Due to the slow progression of the disease, however, the decision for treatment is typically based upon the severity of the condition and the resulting quality of life.
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

The History of Cryosurgery
      Cryosurgery, freezing tissue to destroy tumor cells, was first developed in the 1960’s. During this period, the use of “cold probes,” or cryoprobes, was explored as a method to kill prostate tissue without resorting to radical prostatectomy. Although effective in killing cancer cells, the inability to control the amount of tissue frozen during the procedure prevented broad use and development of cryosurgery for prostate cancer. These initial limitations in the application of cryosurgery continue to contribute to a lack of widespread acceptance of the procedure today.
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
      Long term data suggest that prostate cryosurgery may be able to deliver disease-free rates comparable to radical surgery and radiation, but with the benefit of lower rates of incontinence and mortality, shorter recovery periods and relatively minimal complications.

Endocare Cryosurgery Technology Development
      We have sought to continually develop our technology to increase the safety and efficacy of our products. In 1996, we developed our first generation eight-probe argon-based cryosurgical system. Argon allows for room temperature gas to safely pass through the cryoprobe to create a highly sculpted repeatable ice ball. In 1997, we incorporated temperature-monitoring software to allow for continual feedback from the thermocouple tips. In 1998, we launched our CryoGuide intraoperative planning software, which allowed physicians better planning and targeting technology for use during a procedure. In 2000, we launched our 2.4mm Direct Access cryoprobe and CryoGrid which we believe shortened the time necessary to perform a procedure and added to the safety and ease of the procedure. In 2002 we developed and launched AutoFreeze, our innovative software technology that provides computer-controlled automated freeze/thaw cycles. In 2003, we launched our second generation Cryocare Surgical System, which we refer to as “Cryocare CS,” which integrated all the past and latest technology, including an on-board, integrated ultrasound device, into one complete system.

Our System Solution: Cryocare CS
      We believe Cryocare CS is the most sophisticated cryosurgery system currently available and combines the latest technology to enhance the speed and effectiveness of our FDA-cleared procedure. Exclusive features of the Cryocare CS include an on-board training module, integrated color Doppler ultrasound designed specifically for the needs of prostate cryosurgery, CryoGuide our patented intraoperative planning module, and AutoFreeze our patented treatment software that provides computer-controlled automated freeze/thaw cycles based upon target endpoint temperatures and continual feedback from the thermocouple tips.
      The argon gas-based Cryocare CS accommodates up to eight independently operated cryoprobes and six thermocouples to allow physicians to monitor temperatures of tissue adjacent to the prostate in real-time. Our proprietary suite of cryoprobes is engineered to consistently produce sculpted ice conforming to the unique anatomy of the prostate. Our vacuum-insulated DirectAccess CryoProbes help deliver lethal ice in a controllable and repeatable fashion. Our CryoGrid, which is similar to a brachytherapy grid, is affixed to the ultrasound stepper and aids the physician with placement of the cryoprobes ensuring that ice formation and lethal temperatures occur where necessary to destroy cancerous tissue but do not affect areas where tissue damage could cause harm.
      We believe cryosurgery is the first minimally invasive procedure that urologists can perform independently. With radiation therapies, urologists must refer the patient for treatment to a radiation oncologist. Cryosurgery offers the urologist both the opportunity to maintain continuity of patient care and to generate additional revenue.

Key Clinical Advantages of Our Cryocare CS System
      Cryocare CS provides the following significant clinical advantages relative to other principal treatment options for prostate cancer:

•	High quality of life following treatment. Our minimally invasive procedure offers patients a short recovery period for prostate cancer therapy and may result in a lower incidence of certain side effects, including incontinence.

•	Treatment of patients who have failed radiation therapy. Patients who have failed radiation therapy have limited options. Cryosurgery is an option that can be used to treat these patients effectively with significantly fewer side effects than radical surgery.

•	Treatment can be performed more than once. Regardless of what therapy is chosen there is always a chance that the cancer will recur. Unlike radiation therapy or surgery, cryosurgery can be repeated without increased morbidity.

•	Focal or partial gland treatment. Focal cryoablation is a prostate cancer treatment in which the ablation is confined to the known tumor location, thereby sparing surrounding tissue.
Marketing and Strategy

Cryosurgical Products
      Our objective in urology is to establish cryosurgery as a primary treatment option for prostate and renal cancers. Our earlier commercial efforts were focused on direct-sales to hospitals and distributor sales of these systems to third party service providers who would provide systems and technicians to hospitals where cryosurgical procedures were performed.
      In 2003, we redirected our urology strategy away from attempting to drive acceptance of cryoablation through sales of capital equipment into the urology market. Our primary objective for the urology portion of our business is now to grow market share, measured in terms of procedures, by establishing cryosurgery as a primary treatment option for prostate and renal cancers. In 2003, 2004 and 2005, we derived a significant percentage of our revenues from recurring sales of disposable supplies used with the Cryocare Surgical System.
      A cryoablation procedure requires the necessary disposable devices usually provided in the form of a kit. In addition to the disposable devices, there is a service component. Transportation and provision of equipment used in the procedure, plus the services of a technician to assist the urologist with use and monitoring of this equipment, comprise the service component of a cryosurgical procedure. In addition to the use of a Cryocare Surgical System, an ultrasound device is needed for visual monitoring of the prostate and ice formation, unless our new Cryocare CS unit is used, since it includes an on-board, integrated ultrasound unit. Tanks of argon and helium gas are needed for freezing and warming during the procedure. Frequently, this equipment is not stored on site but is mobilized and brought into the hospital for procedures by an independent third party.
      For urology we typically sell the disposable devices to hospitals either as part of a procedure fee or separately, that is, without the service component. We also continue to sell our Cryocare Surgical Systems both to hospitals and service partners. For interventional radiology we will often place a system with a new customer under our placement program for purposes of generating additional procedure fees.
      An important challenge we face in the prostate cancer market is to overcome initial reluctance on the part of urologists to embrace cryosurgery and to educate physicians so that they are able to incorporate cryosurgery into their primary treatment regimen. Part of this reluctance is due to clinical failures experienced during earlier efforts to introduce the technology by other companies. See above under “The History of Cryosurgery.” In addition, we compete with other therapies that have proven effective in treating prostate cancer. Over 30 years of clinical data exist documenting the safety and efficacy of radical prostatectomy for prostate cancer. There are 20 years of clinical data supporting use of various forms of radiation treatment options such as brachytherapy and beam radiation treatments, which are used to treat over one third of all prostate cancer cases each year in the United States.
      We believe we have clinical advantages for many patients over both the current most popular forms of treatment. While there are long-term clinical data available on radical prostatectomy, this treatment approach, typical of surgery in general, is characterized by a long recovery period combined with a relatively high incidence of side effects, including impotence and urinary incontinence. The appeal of radiation as a treatment alternative, particularly to patients, is that it is less invasive than surgery. Like radiation, cryosurgery is less invasive and therefore has potentially fewer side effects than radical prostatectomy. Unlike radiation treatments, however, cryosurgical treatments can be repeated on the same patient. In fact, our initial clinical successes in prostate cancer treatment were in treating patients who had failed radiation therapy. We also believe that cryosurgery has significant economic benefits for payers. These benefits include shorter hospital stays for recovery and the reduced expense to a payer for the cryosurgery procedure takes to perform as compared to radical prostatectomy and many forms of nuclear medicine, long term hormone treatment or radiation therapies.
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

      Because of our initial concentration on prostate cancer, the majority of our sales and marketing resources are directed towards the promotion of cryoablation technology to urologists for the treatment of prostate and renal cancer. We are also, however, expanding the reach of our technology across a number of other markets, including for ablation of tumors in the lung and liver, as well as for managing pain related to metastatic bone cancer. Procedures for treatment of these cancers are typically performed percutaneously, using CT scanning technology, and are done by interventional radiologists. In order to better understand and address the distinct needs of this new market, we have formed a dedicated sales team to work in developing these opportunities for application of our cryosurgical technology.
      Key elements in our strategy to establish new markets for cryosurgical treatment of tumors, specifically in the interventional radiology and radiation oncology markets, are:

•	Conducting numerous clinical studies to demonstrate the safety and efficacy of cryosurgery as a primary treatment for lung and liver tumors as well as for pain management of bone metastases;

•	Formation of a dedicated sales group focused on the opportunities for cryosurgical treatment approaches in these new markets; and

•	Continuing to enhance our Cryocare Surgical System to improve its ease of use across a broad range of tissue ablation applications.
      Consistent with the focus of our cryosurgical business on tumor ablation in 2003, we made the decision to divest or discontinue certain product lines unrelated to this strategy. In April 2003 we sold the manufacturing rights to SurgiFrost, a product we had developed for treatment of cardiac arrhythmia, to CryoCath. Part of this transaction included licensing our technology and intellectual property rights related to cryosurgical applications in the cardiology market. As part of this transaction, we sold all inventory and fixed assets related to the SurgiFrost line. In addition, we made the decision in early 2003 to discontinue development and clinical testing of our Horizon Prostatic Stent, designed for treatment of benign prostate hyperplasia, also known as BPH or prostate enlargement. Lastly, in February 2006 we disposed of our Timm Medical Technologies, Inc. subsidiary to Plethora Solutions Holdings plc.
Products
      We currently market the following products:
      Prostate and Renal Cancer:

•	Cryocare Surgical System — A cryosurgical system with eight cryoprobe capability.

•	Cryocare CS System — A Cryocare Surgical System with onboard ultrasound.

•	CryoGuide — A computerized cryoprobe placement, simulation and guidance system for cryosurgery.

•	Cryoprobes — Disposable probes used with the Cryocare Surgical System.

•	FasTrac — Percutaneous access device that allows one step insertion of cryoprobes.
      Additional Cryosurgical Markets:

•	Cryocare Surgical System — A cryosurgical system with eight cryoprobe capability specially configured for interventional radiology and oncology.
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
Patents and Intellectual Property
      As of the end of December 2005, we have rights to 39 issued United States patents relating to cryosurgical ablative technology. Included within these 39 issued United States patents are 4 patents in which we have licensed-in rights. The remainder of the patents are assigned to us. Most of these patents relate to our cryoprobe technology for creating the freeze zone and precisely controlling the shape of the freeze zone produced by the cryoprobes. Additionally, our patents relate to our computer guided system for assisting surgeons in properly placing cryoprobes in a patient, a computer controlled cryosurgery apparatus and method, a cryosurgical integrated control and monitoring system and urethral warming technology. We also have 14 pending Unites States patent applications relative to cryosurgical ablative technology. Additionally, we have 35 foreign patents and pending foreign patent applications in this technology area. The earliest of our patents do not expire until 2011. Most of the earliest patents in our core technology area do not expire until about 2016.
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
      We spent approximately $1.1 million, $1.9 million and $2.3 million for the years ended 2003, 2004 and 2005 respectively, on research and development activities from continuing operations.

Sales
      We sell our products primarily to physicians, hospitals and third party service providers and have both domestic and international customers. None of our customers accounted for in excess of 10 percent of our net revenues in 2004. The following products and services account for 15 percent or more of total revenues from continuing operations for each of the years ended December 31:

	2003	2004	2005

Cryoablation and urological products:
Cryocare Surgical Systems	*	*	*
Cryoprobes, disposables and procedures	91%	91%	94%
Cardiac products (CryoCath)	*	*	*

*	These products account for less than 15 percent of total revenues.
      We currently sell our cryosurgical products domestically through our direct sales force, which, as of December 31, 2005 consisted of 31 people, including 25 sales representatives and sales managers and 6 cryosurgical field technicians. Our strategy is to continue to introduce the clinical benefits of cryosurgery to new physicians as well as educating physicians already performing cryosurgery so that they are able to increasingly incorporate cryosurgery into their primary treatment plans. We also intend to create patient demand by providing education regarding the benefits of cryosurgical therapy versus alternative treatment options and by using national advertising and other programs targeted directly at prostate cancer patients.
      Internationally, our cryosurgical products are sold primarily through independent distributors. Our international sales from continuing operations represented approximately 7.2 percent, 8.1 percent and 6.9 percent of our consolidated revenue in 2003, 2004 and 2005, respectively.
      We derive our revenues from continuing operations from the following geographic regions for each of the years ended December 31:

	2003	2004	2005

	(In thousands)
United States	$18,184	$22,234	$26,322
International:
China	511	556	567
Canada	30	760	1,015
Other	879	631	370

Total international	1,420	1,947	1,952

Total revenues	$19,604	$24,181	$28,274

Reimbursement
      We sell our Cryocare Surgical System and related disposable temperature probes and cryoprobes to hospitals and third party service companies that provide services to hospitals. A majority of procedures involving the Cryocare Surgical System are performed in hospitals on an inpatient basis. While patients occasionally pay for cryosurgical procedures directly, most patients depend upon third-party payors, including Medicare, Medicaid, Tricare and other federal health care programs, as well as private insurers to pay for their procedures.
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
      When Medicare-reimbursed services are provided on an inpatient basis, the hospital is reimbursed under the Medicare prospective payment system, based on the applicable diagnosis related group. A single payment covers all facility services.
      Outpatient reimbursement for cryosurgical procedures for Medicare beneficiaries is in accordance with the Hospital Outpatient Prospective Payment System, or HOPPS. Under HOPPS, the hospital is paid on a per procedure basis, based on the ambulatory payment classification for the procedure. The payment to the hospital includes the per procedure share of the cost for any depreciable equipment, such as our Cryocare Surgical System unit, and the provision of disposable devices, such as our temperature probes and cryoprobes.
      We are exploring percutaneous ablation of cancerous tissue in bone, kidney, lung and liver. Clinical studies are underway and as soon as studies are complete coverage decisions and unique reimbursement codes will be sought from Medicare and private payors. As of December 31, 2005, no such codes were in place except for a “tracking code established for percutaneous renal cryoablation. This tracking code is a significant step towards assignment of a Category I CPT code and wider acceptance for payment.
      Clearance to market a new device or technology by the FDA does not guarantee payment by Medicare or other payors. Future devices and technology that we develop would have to be approved for coverage by Medicare after we obtain FDA approval or clearance. The Medicare approval process is lengthy and there is no assurance that Medicare approval would be granted. Each private insurer makes its own determination whether to cover a device or procedure and sets its own reimbursement rate.
Backlog
      As of December 31, 2005, we had no backlog for our cryosurgical products. Our policy is to carry enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of our orders have been for shipment within 30 days of the placement of the order. Therefore, we rely on orders placed during a given period for sales during that period. Backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue.
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
      Our Cryocare Surgical Systems have been cleared for marketing through the 510(k) process.
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
      We have obtained CE Mark for distribution of our Cryocare Surgical System in Europe and approval for distribution in Australia, Canada, New Zealand, China, Taiwan, and Mexico.
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

Anti-Kickback Laws
      The federal health care program “anti-kickback” law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services or (iii) the purchase, lease, or order or arranging or recommending purchasing, leasing or ordering any item or service, in each case, reimbursable under any federal health care program. Because our products are reimbursable under Medicare, Medicaid and other federal health care programs, the anti-kickback law applies. Many states have similar anti-referral laws, and in many cases these laws apply to all patients, not just federal health care program beneficiaries. Noncompliance with, or violation of, the federal anti-kickback law can result in exclusion from federal health care programs and civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback laws. Several federal courts have held that the anti-kickback law is violated if just one purpose of payment is to induce the referral of patients. To the extent that we are deemed to be subject to these federal or similar state laws, we believe that our activities and contemplated activities comply in all material respects with such statutes and regulations.
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
      In the case of cryosurgery, as well as other procedures that involve new or expensive technology, hospitals often do not want to invest in the required capital equipment (for example, the Cryocare CS System, at a cost of approximately $150,000 to $200,000 per unit). Rather, hospitals enter into arrangements with specialty mobile service providers or equipment manufacturers to obtain the use of the necessary equipment and disposable products (such as cryoprobes), as well as technician services, where applicable, on a per procedure basis. In the case of cryosurgical equipment and disposables, some physicians have formed or invested in mobile service providers that provide cryosurgical equipment, disposables and services directly to hospitals. In such cases, our relationship to the physician-owned entities is only as a seller of our products, where discounts are provided in accordance with the discount safe harbor. However, in some cases, we contract directly with hospitals to provide the necessary equipment, disposables and technical support. These contracts generally provide for the hospital to pay for the equipment/disposables/support package on a per procedure basis. Since we are primarily in the business of selling our equipment and disposable products, not providing services, when we contract to provide equipment to hospitals, whenever possible, we subcontract with a mobile service provider or other equipment owner to furnish the equipment as our subcontractor. A significant number of these businesses are owned entirely or in part by urologists who purchase the equipment in order to make cryosurgery available in their communities. Since the hospitals pay us on a per procedure basis, we in turn pay our subcontractors on a per procedure basis pursuant to service agreements. These service agreements do not meet a safe harbor since, as noted above, the safe harbors for equipment leases and service arrangements require that the aggregate payment for the term of the arrangement must be set in advance. Although the service agreements do not meet a safe harbor, our service agreements with physician-owned entities include the following elements intended to address anti-kickback law concerns:

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

HIPAA and Other Privacy Laws
      As of April 14, 2003, the privacy regulations developed under the Health Insurance Portability and Accountability Act of 1996, referred to as “HIPAA,” took effect. The privacy regulations place limitations on a “covered entity’s” use and disclosure of identifiable patient information, including research data. While Endocare is not a “covered entity” under HIPAA, Endocare’s relationships with covered entities, such as hospitals and physicians, sometimes implicate HIPAA. Accordingly, Endocare has adopted policies and procedures regarding confidentiality and each employee who comes into contact with Protected Health Information (PHI or patient data) is trained in the proper handling of such information. Endocare has also established procedures to determine when Endocare is required to sign a “business associate agreement” with a covered entity in connection with receipt of PHI and when such measures are not required.
      We believe that we have implemented appropriate measures to ensure that our relationships with covered entities are appropriate and consistent with HIPAA. However, there are many uncertainties remaining about how HIPAA applies to the medical device business, and no assurance can be made that HIPAA will not be interpreted in a manner that will hamper our ability to conduct medical research and receive medical information for other purposes as well.

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
Competition
      The medical device industry is subject to intense competition. Significant competitors in the area of prostate cancer therapies include ONCURA, CR Bard, Inc., Mentor Corporation, Theragenics Corporation and North American Scientific, Inc. We believe that currently only ONCURA provides cryoablation products that compete with our cryoablation products. However, we believe that our cryoablation products provide superior technology and greater functionality, at a price that is competitive. In addition, other companies are developing urological products that could compete with our Cryocare Surgical System. Many of these competitors have significantly greater financial and human resources than we do.
      We believe the principal competitive factors in the cryoablation product market include:

•	the safety and efficacy of treatment alternatives;

•	acceptance of a procedure by physicians and patients;

•	technology leadership and superiority;

•	price;

•	availability of government or private insurance reimbursement; and

•	speed to market.
Employees
      As of December 31, 2005, we had a total of 152 employees. Of these employees, 9 are engaged directly in research and development activities, 8 in regulatory affairs/quality assurance, 22 in manufacturing, 77 in sales, marketing, clinical support and customer service and 36 in general and administrative positions. Of this total, we had a total of 35 employees at Timm Medical. As a result of our sale of Timm Medical on February 10, 2006, these employees are no longer employed by us. We expect to increase the number of people employed in sales and marketing to increase revenue and grow market share, measured in terms of cryoablation procedures. We have never experienced a work stoppage, none of our employees are represented by a labor organization, and we consider our employee relations to be good.
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

Item 1A.	Risk Factors
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
      As previously reported, the SEC and the DOJ are conducting investigations into allegations that we and certain of our current and former officers and directors issued, or caused to be issued, false and misleading statements regarding our financial results for 2001 and 2002 and related matters, including whether we prematurely recognized revenue from the sale of Cryocare Surgical Systems and improperly delayed posting of expenses. Although we have fully cooperated with these governmental agencies in these matters and intend to continue to fully cooperate, these agencies may determine we have violated federal securities laws. We cannot predict when these investigations will be completed or their outcomes. If it is determined that we have violated federal securities laws or other laws or regulations, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief. In addition, we are generally obliged, to the extent permitted by law, to indemnify our directors and officers who are named defendants in legal proceedings related to their service.
Our management members have spent considerable time and effort dealing with external investigations.
      Our management members continue to spend considerable time and effort dealing with the SEC and DOJ investigations involving our previous internal controls, accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures. The significant time and effort spent has adversely affected our operations and may continue to do so in the future.
We face risks relating to our liquidity and we may never reach or maintain profitability.
      We have incurred annual operating losses each year since our inception. As of December 31, 2005, our accumulated deficit was approximately $165.7 million and cash equivalents of $8.1 million. It is possible that we will not generate sufficient revenues from product sales and service revenues to achieve profitability. Even if we do achieve significant revenues from our products sales and service revenues, we expect that operating expenses will result in significant operating losses over the next several quarters, as we, among other things:

•	incur costs related to legal proceedings, including ongoing government investigations;

•	attempt to get our stock relisted on a national exchange;

•	comply with changes in generally accepted accounting principles and include employee based stock option charges in our consolidated statement of operations in 2006;

•	comply with the increasing complexities and costs of being a public company, such as Sarbanes-Oxley compliance;

•	expand our sales and marketing activities as we attempt to gain market share for our Cryocare Surgical System; and

•	continue our research and development efforts to improve our existing products and develop newer products.
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
      We have incurred significant expenses related to legal, audit and accounting support fees, including expenses related to our efforts to achieve compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act. We face large cash expenditures in the future related to past due state and local tax obligations. We also expect to pay $750,000 upon the finalization of the proposed settlement with the SEC.
      For a further description of the nature of the risks relating to our liquidity see, “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
We may be required to make state and local tax payments that exceed our settlement estimates.
      As of December 31, 2004 and 2005 we estimated that we owed $2.9 million as of each balance sheet date in state and local taxes, primarily sales and use taxes in various jurisdictions in the United States. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. While we hope that these obligations can be settled for less than the amounts accrued, we cannot predict whether we will obtain favorable settlement terms from the various tax authorities, or that, after settling, we will satisfy the conditions necessary to avoid violating the settlements. Our failure to obtain favorable settlement terms or to satisfy the settlement conditions may result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our success will depend on our ability to attract and retain key personnel.
      In order to execute our business plan, we need to attract, retain and motivate a significant number of highly qualified managerial, technical, financial and sales personnel. If we fail to attract and retain skilled scientific and marketing personnel, our research and development and sales and marketing efforts will be hindered. Our future success depends to a significant degree upon the continued services of key management personnel, including Craig T. Davenport, our Chief Executive Officer, William J. Nydam, our President and Chief Operating Officer, Michael R. Rodriguez, our Senior Vice President, Finance and Chief Financial Officer, and Clint B. Davis, our Senior Vice President, Legal Affairs and General Counsel. None of our key management personnel is covered by an insurance policy of which we are the beneficiary.
Future sales of shares of our common stock may negatively affect our stock price.
      Future sales of our common stock, including shares issued upon the exercise of outstanding options and warrants or hedging or other derivative transactions with respect to our stock, could have a significant negative effect on the market price of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate. We had an aggregate of 30,147,894 shares of common stock outstanding as of February 28, 2006, which included 5,635,378 shares of our common stock that we issued on March 11, 2005 in connection with the financing described in the Form 8-K that we filed on March 16, 2005. Investors in that financing also received warrants to purchase an aggregate of 1,972,374 shares of our common stock at an exercise price of $3.50 per share and 1,972,374 shares of our common stock at an exercise price of $4.00 per share. We entered into a registration rights agreement in connection with the financing pursuant to which we agreed to register for resale by the investors the shares of common stock issued. The registration statement became effective on September 28, 2005. Sales of shares covered by the registration statement could have a significant negative effect on the market price of our stock.
Our common stock was delisted from the NASDAQ Stock Market and, as a result, trading of our common stock has become more difficult.
      Our common stock was delisted from The NASDAQ Stock Market (“NASDAQ”) on January 16, 2003 because of our failure to keep current in filing our periodic reports with the SEC. Trading is now conducted in the over-the-counter market on the so-called “bulletin board.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We have been in discussions with the American Stock Exchange (“AMEX”) and NASDAQ regarding the relisting of our common stock. We hope that our common stock will be relisted with either AMEX, the NASDAQ Capital Market or the NASDAQ Global Market by the end of 2006, but we cannot assure you that our common stock will be relisted within any particular time period, or at all. As noted below, we may effectuate a reverse stock split in order to qualify our stock for relisting.
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
      In order to qualify our stock for relisting, we may effectuate a reverse stock split. AMEX requires a minimum bid price of $3.00, the NASDAQ Capital Market requires a minimum bid price of $4.00 and the NASDAQ Global Market requires a minimum bid price of $5.00. As of February 28, 2006, the closing price for our common stock as reported on the “bulletin board” was $3.25 per share. Of course, we cannot predict whether this share price will be maintained or increased in the future.
      Any reverse stock split requires the prior approval of our stockholders at a stockholders meeting, because our charter prohibits stockholder action by written consent. On August 30, 2005, our stockholders held a Special Meeting and by a vote of more than 70 percent authorized our board of directors to effectuate a reserve stock split. The approval allowed for the combination of any whole number of shares of common stock between and including two and five into one share of common stock, i.e., each of the following combination ratios: one for two, one for three, one for four and one for five. If our board decides to proceed with the reverse stock split, then the board will determine the exact ratio within the range described in the previous sentence. If the board does not implement a reverse stock split prior to the one-year anniversary of the special stockholders meeting, then stockholder approval again would be required prior to implementing any reverse stock split. We expect to ask our stockholders to reauthorize the reverse stock split for an additional year at our 2006 annual stockholders meeting.
      In many instances historically the markets have reacted negatively to the effectuation of a reverse stock split. The trading price of our stock may be negatively affected if our board decides to proceed with a reverse stock split. However, we believe that our circumstances and rationale for the reverse stock split differentiate us from many other companies that have effectuated reverse stock splits. Among other things, we would be effectuating a reverse stock split to qualify our common stock for listing, whereas many other companies have effectuated reverse stock splits to avoid delisting in the face of dire financial or operational circumstances.
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
      The medical device industry generally, and the cancer treatment market in particular, are characterized by rapid technological change, changing customer needs, and frequent new product introductions. If our competitors’ existing products or new products are more effective than or considered superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from companies in the cryosurgical marketplace as well as companies offering other treatment options, including radical prostatectomy, radiation therapy and hormone therapy. If we are successful in penetrating the market for treatment of prostate cancer with our cryosurgical treatment, other medical device companies may be attracted to the marketplace. Many of our potential competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approval, and introduce and commercialize products before we do. These developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.
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
      Hospitals and other health care providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving our products. While private health insurers in some areas of the United States provide reimbursement for procedures in which our products are used, we can provide no assurance that private insurance reimbursement will be adopted nationally or by additional insurers. Furthermore, those private insurance companies currently paying for procedures in which our products are used may terminate such coverage. If reimbursement levels from Medicare, Medicaid, other governmental health care programs or private insurers are not sufficient, physicians may choose not to recommend, and patients may not choose, procedures using our products.
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

      We believe that our current structure and business and our contemplated future operations comply and will comply with the federal anti-kickback law. However, certain of our business practices do not fit or will not fit within a “safe harbor” and there is no assurance that if viewed under the totality of the facts and circumstances, our structure and business would not be challenged, perhaps even successfully, as a violation of the anti-kickback law. Mere challenge, even if we ultimately prevail, could have a material adverse effect on our business.
We could be difficult to acquire due to anti-takeover provisions in our charter, our stockholders rights plan and Delaware law.
      Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of our company. In addition, our board of directors has adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. These provisions also could deter or prevent transactions that stockholders deem to be in their interests. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of our company. The foregoing factors could reduce the price that investors or an acquiror might be willing to pay in the future for shares of our common stock.
If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.
      Our success will depend to a significant degree on our ability to secure and protect intellectual property rights and to enforce patent and trademark protections relating to our technology. From time to time, litigation may be advisable to protect our intellectual property position, however, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our other intellectual property rights. It could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, even if we prevail in litigation, the litigation would be costly in terms of management distraction as well as in terms of money. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements could be breached or that they might not be enforceable in every instance, and that we might not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.
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
      We believe that the arrangements we have established with physician-owned entities and hospitals comply with applicable Stark law exceptions. However, if any of the relationships between physicians and hospitals involving our services do not meet a Stark law exception, neither the hospital nor we would be able to bill for any procedure resulting from a referral that violated the Stark law. Although, in most cases we are not the direct provider and do not bill Medicare for the designated health services, any Stark law problem with our business arrangements with physicians and hospitals would adversely affect us as well as the referring physician and the hospital receiving the referral.
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
      Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include the following:

•	market acceptance of our existing products, as well as products in development;

•	timing of payments received and the recognition of such payments as revenue under collaborative arrangements and strategic alliances;

•	ability to manufacture products efficiently;

•	timing of our research and development expenditures;

•	timing of customer orders;

•	changes in reimbursement rates for our products and procedures by Medicare and other third-party payors;

•	timing of regulatory approvals for new products;

•	outcomes of clinical studies by us or our competitors;

•	competition from other treatment modalities;

•	physician and patient acceptance of cryosurgery; and

•	ability to obtain reimbursement for procedures in lung and liver cancer, and pain related to bone metastases.
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
      Our stock price has fluctuated significantly in the past and is likely to continue to fluctuate significantly, making it difficult to resell shares when investors want to at prices they find attractive. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility including:

•	actual or anticipated variations in our operating results and cash flows;

•	developments regarding government and third-party reimbursement;

•	changes in government regulation of our products and business practices;

•	developments concerning government investigations of us;

•	developments concerning proprietary rights;

•	developments concerning litigation or public concern as to the safety of our products or our competitor’s products;

•	technological innovations or introduction of new products by us or our competitors;

•	investor and analyst perception of us and our industry;

•	introduction of new competing technologies;

•	general economic and market conditions; and

•	physician and patient acceptance of cryosurgery.

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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      In April 2002, we moved our executive offices, as well as our principal manufacturing and research facilities, to a 28,000 square foot facility in Irvine, California. The lease for this facility expires in 2007, with an option to extend the lease for an additional five years. We believe that our property and equipment are generally well maintained, in good operating condition and are sufficient to meet our current needs.

Item 3.	Legal Proceedings
      We are a party to lawsuits in the normal course of our business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Significant judgments or settlements in connection with the legal proceedings described below may have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than as described below, we are not a party to any material legal proceedings.
      We have been in settlement discussions with the staff of the SEC regarding the terms of a settlement of the previously announced investigation commenced by the SEC in January 2003 related to allegations that we and certain of our current and former officers and directors issued, or caused to be issued, false and misleading financial statements in prior periods. The proposed settlement, which has been agreed upon by the staff of the SEC and remains subject both to final approval by the SEC and court, includes the following principal terms: (i) we would pay a total of $750,000 in civil penalties (accrued during the year ended December 31, 2004);

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
      We previously reported that we were involved in arbitration with our first excess directors’ and officers’ liability insurance carrier. The carrier was seeking rescission of its policy and return of up to $5 million that the carrier paid, subject to reservation of rights, in connection with our settlement of a securities class-action lawsuit in November 2004. On December 1, 2005, we entered into a settlement agreement with the carrier pursuant to which paid the carrier $1 million in full settlement of any claims. Under the settlement agreement, we also granted a mutual release to the carrier.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      On January 16, 2003, our common stock was delisted from the NASDAQ National Market and began to trade on the Pink Sheets. On October 21, 2005, our stock began to trade on the Over-the-Counter Bulletin Board, or “OTCBB.” There currently is no established public trading market for our common stock. The symbol under which we trade on the OTCBB is ENDO.
      The following table sets forth for the fiscal quarters indicated, the high and low bid prices for our common stock as reflected on the Pink Sheets or OTCBB, as applicable. Such prices represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2005:
First Quarter	$3.70	$2.25
Second Quarter	4.40	2.98
Third Quarter	5.15	2.89
Fourth Quarter	3.29	2.35
Year Ended December 31, 2004:
First Quarter	$4.40	$2.95
Second Quarter	4.00	2.49
Third Quarter	3.24	2.10
Fourth Quarter	2.95	2.25
Holders
      As of February 28, 2006, there were 269 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
Dividends
      We have never paid any cash dividends on our capital stock. We anticipate that we will retain any future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.
Recent Sales of Unregistered Securities
      None, except as previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities
      Not applicable.

Item 6.	Selected Consolidated Financial Data
      The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2001, 2003 and 2004 were previously restated. Detailed information regarding these restatements is disclosed in Notes 3 and 16 to our consolidated financial statements filed in our annual report on Form 10-K for the year ended December 31, 2002 and Note 2 to our consolidated financial statements filed in our annual report on Form 10-K (as amended) for the year ended December 31, 2004. Our historical results are not necessarily indicative of operating results to be expected in the future.

	2001	2002	2003	2004	2005

Revenues from continuing operations	$13,037	$17,901	$19,604	$24,181	$28,274
Loss from continuing operations	$(11,452)	$(26,492)	$(24,963)	$(31,901)	$(14,838)
Net loss per share of common stock — basic and diluted (continuing operations)	$(0.68)	$(1.11)	$(1.03)	$(1.31)	$(0.51)
Weighted-average shares of common stock outstanding	16,741	23,822	24,162	24,263	28,978
Balance Sheet Data:
Total assets	$95,094	$92,628	$71,997	$34,374	$32,237
Common stock warrants	$—	$—	$—	$—	$5,023

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with “Item 1 — Business,” “Item 1A — Risk Factors,” “Item 6 — Selected Consolidated Financial Data” and “Item 8 — Financial Statements and Supplementary Data,” as well as our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations. There are various factors — many beyond our control — that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. Some of these factors are described below and other factors are described elsewhere in this Annual Report on Form 10-K, including above under “Risks Factors” in Item 1A of this Annual Report on Form 10-K. In addition, there are factors not described in this Annual Report on Form 10-K that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.
Overview
      We are an innovative medical device company focused on the development of minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of ice to destroy tissue, such as tumors, for therapeutic purposes. We develop and manufacture devices for the treatment of prostate and renal cancer and we believe that our proprietary technologies have broad applications across a number of markets, including the ablation of tumors in the lung and liver and pain resulting from bone metastases.
      Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. In addition to selling our cryosurgical disposable products to hospitals and mobile service companies, we contract directly with hospitals and health care payors for the use of our Cryocare Surgical

System and disposable products on a fee-for-service basis. Since 2003, we maintain a dedicated sales team focused on selling percutaneous cryoablation procedures related to liver and lung cancer and pain resulting from bone metastases to interventional radiology physicians throughout the United States. We intend to continue to identify and develop new markets for our cryosurgical products and technologies, particularly in the area of tumor ablation.
      We previously owned Timm Medical Technologies, Inc. (“Timm Medical”), a company focused on erectile dysfunction products. We sold Timm Medical to UK-based Plethora Solutions Holdings plc on February 10, 2006.
Strategy and Key Metrics
      Our strategy is to achieve a dominant position in the prostate and renal cancer markets, and further develop and increase the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and management of pain from bone metastases. At the same time, we seek to achieve penetration across additional markets with our proprietary cryosurgical technology.
      Our primary objective is to grow market share, measured in terms of the number of procedures performed with our Cryocare Surgical System. Accordingly, procedure growth is an important metric to which we refer in order to measure the success of our strategy. In the past several years, we have been successful in increasing the number of procedures on a year-over-year basis. Most recently, in 2005 procedures increased 35.9 percent to 6,407 from 4,713 in 2004. In 2006, our objective is to increase the number of procedures at a significant rate which is comparable to growth rates we have achieved historically.
      In addition to being a key business metric, procedure growth is an important driver of revenue growth, because a significant percentage of our revenues consists of sales of the disposable supplies used in procedures performed with the Cryocare Surgical System, as shown below under “Results of Operations.” In 2003 we redirected our strategy for our cryosurgical business away from emphasizing sales of Cryocare Surgical Systems and instead towards seeking to increase recurring sales of our disposable products.
      The factors driving interest in and utilization of cryoablation by urologists include increased awareness and acceptance of cryoablation by industry thought leaders, continued publication of clinical follow up data on the effectiveness of cryoablation, including 10-year data published in 2005, increased awareness among patients of cryoablation and its preferred outcomes as compared to other modalities, the efforts of our dedicated cryoablation sales force and our continued expenditure of funds on patient education and advocacy.

Results of Operations
      Revenues and cost of revenues from continuing operations related to the following products and services for the three-year period ended December 31, 2005 are as follows:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Revenues:
Product sales:
Cryoablation disposable products	$3,552	$4,584	$6,790
Cryocare surgical systems	1,283	1,403	743
Cardiac products (CryoCath)	331	—	—
Other (Urohealth)	60	49	72

	5,226	6,036	7,605
Cryoablation procedure fees	14,378	17,516	19,780
Cardiac royalties (CryoCath)	—	629	889

	$19,604	$24,181	$28,274

Cost of revenues:
Cryoablation disposable products and procedure fees	$10,626	$13,330	$15,278
Cryocare surgical systems	466	255	460
Cardiac products (CryoCath)	399	—	—

	$11,491	$13,585	$15,738

      Cost of revenues for cryoablation disposable products and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees incorporate similar inventory when sold and we do not separately track the cost of disposable products sold directly to customers and those consumed in cryoablation procedures. Procedure fees relate to services which are provided to medical facilities upon request to facilitate the overall delivery of the Company’s technology into the marketplace.
      We recognize revenues from sales of Cryocare Surgical Systems and disposable cryoprobes when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. We also contract with medical facilities for the use of the Cryocare Surgical Systems in cryoablation treatments for which we charge a per-procedure fee. Cryoablation services generally consist of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment.
      Cost of revenues consists of fixed and variable costs incurred in the manufacture of our products in addition to depreciation of Cryocare Surgical Systems placed in the field with customers under our placement program or with our sales and service personnel. We incur an additional cost of revenues in the form of a fee for equipment usage and other services when a procedure is performed on a system owned by an unrelated service provider. The fee paid to the third-party service provider is charged to cost of revenues when the procedure is performed and billed.
      Research and development expenses include expenses associated with the design and development of new products as well as significant enhancements to existing products. We expense research and development expenses when incurred. Our research and development efforts are occasionally subject to significant non-recurring expenses and fees that can cause some variability in our quarterly research and development expenses.
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
      Costs, expenses and other results of operations from continuing operations for the three-year period ended December 31, 2005 are as follows:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Cost of revenues	$11,491	$13,585	$15,738
Research and development	1,096	1,856	2,283
Sales and marketing	16,097	13,354	13,001
General and administrative	25,791	16,379	13,858
Goodwill impairment and other charges	—	9,900	26
(Gain) loss on divestitures, net	(9,979)	711	—

Total costs and expenses	$44,496	$55,785	$44,906

Interest income	$587	$293	$308
Interest expense	$(39)	$(7)	$657
Minority interests	$(619)	$(583)	$—

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Revenues. Revenues for the year ended December 31, 2005 increased $4.1 million to $28.3 million from $24.1 million in 2004 representing an increase of 16.9 percent. The increase in revenues was primarily attributable to growth in sales of disposables and procedure fees.
      The number of cryosurgical procedures performed, and related sales of disposable products used in these procedures, increased 35.9 percent to 6,407 in 2005 from 4,713 in 2004, while the related revenues increased 20.2 percent to $26.6 million in 2005 from $22.1 million in 2004. Contributing to growth in sales of cryosurgical products was an increase in direct sales both in urology and interventional radiology. Since the revenue for a sale of cryoablation disposable products is less on average than a cryoablation procedure fee, as the percentage of cases derived from sales of cryosurgical disposable products increases relative to cases derived from cryoablation procedure fees (where we are responsible for providing the service element of the procedure), our incremental revenues grow at a slower rate than our overall procedure growth. However, the gross profit realized is equivalent since we do not incur fees to third party service providers for a sale of cryoablation disposable products.
      CryoCath royalty revenues also increased 41.3 percent or $0.3 million compared to 2004 while revenues from Cryocare Surgical Systems decreased by 47.0 percent or $0.7 million due to our strategy of promoting adoption of our technology through emphasis on growth in cryoablation procedures, rather than through sales of capital equipment.
      Cost of Revenues. Cost of revenues for 2005 increased 15.9 percent to $15.7 million compared to $13.6 million for 2004. Cost of revenues related to our cryosurgical probes and procedures increased 14.7 percent to $15.3 million for 2005 from $13.3 million in 2004. The increase in cost of revenues resulted primarily from growth in sales of cryosurgical probes and procedures. In addition, this increase was driven by an increase in the number of cryoablation procedures for which we bill a procedure fee and subcontract the service to third party service providers at an additional cost. While the frequency of fees paid to third party service providers increased, the percentage of total cryoablation procedures requiring these services declined and the average service fee per procedure was reduced by 15.3 percent. Cost of revenues increases were also partially offset by the continued reductions in manufacturing costs for our cryoablation disposable products.
      Gross Margins. Gross margins on revenues increased to 44.2 percent for 2005 compared to 43.7 percent for 2004 as a result of the cost of revenues factors outlined above.
      Research and Development Expenses. Research and development expenses for 2005 increased 23.0 percent to $2.3 million compared to $1.9 million for 2004. The increase was primarily attributable to increased costs associated with several new development projects that we have undertaken in our efforts to reduce the manufacturing costs of the disposable components used in cryoablation surgical procedures as well as efforts to broaden the application of cryoablation outside of our current markets in urology and interventional radiology. As a percentage of revenues, research and development expenses increased to 8.1 percent in 2005 from 7.7 percent for 2004.
      Selling and Marketing Expenses. Selling and marketing expenses for 2005 decreased 2.6 percent to $13.0 million compared to $13.4 million for 2004. The decrease in sales and marketing expenses were primarily due to improved management of our proctoring program which reduced expenses by $0.3 million by being more selective in the physicians we allow to be proctored as well as reducing the cost of each individual proctoring event. The decrease in selling and marketing expenses was also due to reduced severance expense in the amount of $0.2 million, offset by an increase in commissions expense of $0.2 million.
      General and Administrative Expenses. General and administrative expenses for 2005 decreased 15.4 percent to $13.9 million compared to $16.4 million for 2004. Legal and accounting costs incurred during 2005 in connection with our historical accounting and financial reporting declined to $3.6 million from $7.1 million. Included in the $3.6 million were $1.3 million of costs related to our efforts to comply with Section 404 of Sarbanes-Oxley. Included in the $7.1 million from 2004 were $2.3 million of costs related to our Sarbanes-Oxley compliance efforts. The reductions in legal and accounting expenses were partially offset by $0.6 million of liquidated damages related to the delay in the SEC declaring effective our Form S-2 registration statement related to our March 2005 private placement.
      Goodwill Impairment and Other Charges. During the year ended 2005, we recorded $26,000 to write down a partnership interest in the mobile prostate treatment business to fair value. During 2004, we had recorded $9.9 million in impairment charges to write down the goodwill and amortizable intangibles in conjunction with our ownership interests in certain mobile prostate treatment businesses. We also recorded a charge of $5.9 million to write down the goodwill and intangible assets of Timm Medical in 2004, which is included in loss from discontinued operations.
      Interest Income. Interest income for 2005 was unchanged at $0.3 million compared to 2004, and represents interest income on interest-bearing cash accounts as well as interest received on the promissory note from SRS Medical Corp. in connection with the sale of the urodynamics and urinary incontinence products lines by Timm Medical in 2003.
      Interest Expense. Interest expense was negative for 2005 in the amount of $0.7 million and relates to the net decrease in the fair market value of common stock warrants issued in connection with our March 2005 private placement.
      Loss from Continuing Operations. Loss from continuing operations for 2005 was $14.8 million or $0.51 per basic and diluted share on 28,977,822 weighted average shares outstanding, compared to a loss of $31.9 million, or $1.31 per basic and diluted share on 24,262,868 weighted average shares outstanding for 2004.
      Income (Loss) from Discontinued Operations. On February 10, 2006, we closed the sale of our wholly-owned subsidiary, Timm Medical, to UK-based Plethora Solutions Holdings plc. Proceeds from the sale were $9.5 million, consisting of $8.1 million in cash and a 24-month convertible promissory note of $1.4 million. Revenues for Timm Medical for the year ended December 31, 2005 were $9.3 million. Income before taxes was $2.0 million and net income was $1.2 million for 2005. In 2004, Timm Medical reported a loss of $5.7 million, after the $5.9 million impairment charge.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenues. Revenues for the year ended December 31, 2004 increased $4.6 million to $24.2 million from $19.6 million in 2003 representing an increase of 23.4 percent. The increase in revenues was primarily attributable to growth in sales of disposables and procedure fees related to our cryosurgical business.
      The number of cryosurgical procedures performed, and related sales of disposable products used in these procedures, increased 34.5 percent to 4,713 in 2004 from 3,504 in 2003, while the related revenues increased 23.5 percent to $22.1 million in 2004 from $17.9 million in 2003. Contributing to growth in sales of cryosurgical products was an increase in procedures performed by interventional radiologists, treating tumors in lung and liver cancers and pain resulting from bone metastases. These procedures generally have a lower average selling price than procedures performed by urologists on prostate and renal cancer, although cost of revenues are also lower.
      Cost of Revenues. Cost of revenues for 2004 increased 18.2 percent to $13.6 million compared to $11.5 million for 2003. The increase in cost of revenues resulted primarily from growth in sales of cryosurgical probes and procedures, offset by the elimination of costs related to CryoCath revenue. Cost of revenues related to our cryosurgical probes and procedures increased 25.5 percent to $13.3 million for 2004 from $10.6 million in 2003. The cost of revenues increase was also partly driven by an increase in the percentage of total cryosurgical procedures for which we subcontract a portion of the service to third party service providers at an additional cost.
      Gross Margins. Gross margins on revenues increased to 43.8 percent for 2004 compared to 41.4 percent for 2003 due to the elimination of costs on revenue from CryoCath and higher margins on our sales of Cryocare Surgical Systems. Gross margin from sales of Cryocare Surgical Systems increased in 2004, primarily resulting from payments received during 2004 for systems which had been excluded from revenues in prior years under our revenue recognition policies and due to amortization of deferred systems revenues. The associated cost of revenues from these prior year sales were recorded at the time of sale.
      Research and Development Expenses. Research and development expenses for 2004 increased 69.4 percent to $1.9 million compared to $1.1 million for 2003. The increase was primarily attributable to increased costs associated with several new development projects that we have undertaken in our efforts to reduce the manufacturing costs of the disposable components used in cryoablation surgical procedures. As a percentage of revenues, research and development expenses increased to 7.7 percent in 2004 from 5.6 percent for 2003.
      Selling and Marketing Expenses. Selling and marketing expenses for 2004 decreased 17.0 percent to $13.4 million compared to $16.1 million for 2003. The decrease reflects a $2.4 million reduction due to our June 2004 cost reduction program. We consolidated certain sales functions and territories, streamlined our corporate organizational structure, reduced staff, eliminated certain marketing activities and restructured our sales and marketing programs.
      General and Administrative Expenses. General and administrative expenses for 2004 decreased 36.5 percent to $16.4 million compared to $25.8 million for 2003. Legal and accounting costs incurred during 2004 in connection with investigations into our historical accounting and financial reporting declined to $7.1 million from $14.3 million in 2003. Included in the $7.1 million in 2004 were $2.3 million of costs related to our efforts to comply with section 404 of Sarbanes-Oxley. Included in the $14.3 million from 2003 was $3.6 million for severance and stock compensation expense (of which $1.8 million was a non-cash charge for equity based compensation) related primarily to the termination of our then chief executive officer and chief financial officer. The remaining decrease includes a $1.1 million reduction in bad debt expense.
      Goodwill Impairment and Other Charges. During the year ended 2004, we recorded $9.9 million in impairment charges to write down the goodwill and amortizable intangibles in conjunction with our ownership interests in certain mobile prostate treatment businesses. The charge represents the excess of the carrying value of these entities compared to their fair value, less estimated costs to sell. Fair value for the mobile prostate treatment businesses was based on a proposed purchase offer. We also recorded an impairment charge of $5.9 million in 2004 to reduce the goodwill and intangibles of Timm Medical (included in discontinued operations).
      Gain (Loss) on Divestitures, Net. In 2004 we recorded a net loss of $0.7 million related to the divestiture of our ownership interests in certain mobile prostate businesses. In 2003 we recorded a net gain of $10.0 million related to the licensing of our intellectual property and manufacturing rights for our SurgiFrost line, and sale of inventory and other assets to CryoCath. We also recorded losses of $1.3 million related to the divestiture of several non-core product lines of Timm Medical (included in discontinued operations).
      Interest Income. Interest income for 2004 was $0.3 million compared to $0.6 million for 2003. The decrease in interest income in 2004 compared to 2003 resulted from a decline in our average cash balance.
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
      Loss from Continuing Operations. Net loss from continuing operations for 2004 was $31.9 million or $1.31 per basic and diluted share on 24,262,868 weighted average shares outstanding, compared to a loss of $25.0 million, or $1.03 per basic and diluted share on 24,162,090 weighted average shares outstanding for 2003.
      Income (Loss) from Discontinued Operations. Revenues for Timm Medical for the year ended December 31, 2004 were $8.5 million. Timm Medical reported a loss of $0.5 million in 2003 and $5.7 million for 2004. The 2004 loss includes a $5.9 million impairment charge.
Liquidity and Capital Resources
      Since inception, we have incurred losses from operations and have reported negative cash flows. As of December 31, 2005, we had an accumulated deficit of approximately $165.7 million and cash and cash equivalents of approximately $8.1 million.
      We do not expect to reach break-even or cash flow positive in 2006, and we expect to continue to generate losses from operations for the foreseeable future. These losses, which are expected to decline, have resulted in part from our continued investment to gain acceptance of our technology. Sales of cryoablation disposable products and cryoablation procedure fees represented 94.0 percent of total revenues in 2005 compared to 91.5 percent of total revenues in 2003, and increased 48.2 percent from $17.9 million in 2003 to $26.6 million in 2005, providing evidence that our strategy is working. We also continue to incur significant costs associated with ongoing investigations and other matters related to historical accounting and financial reporting, including obligations to indemnify our former officers and directors in connection with those investigations. These costs, primarily legal, audit and accounting support fees, totaled $3.6 million, $7.1 million and $14.3 million (net of insurance reimbursement) for the years 2005, 2004 and 2003, respectively. For the years ended December 31, 2005 and 2004, $1.3 million and $2.3 million of these costs, respectively, also related to our efforts to achieve compliance with Section 404 of Sarbanes-Oxley. We also face large cash expenditures in the future related to past due sales and use tax obligations, which we estimate amounted to $2.9 million and which was accrued as of December 31, 2005. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities.
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

      On February 10, 2006, we closed the sale to Plethora Solutions Holdings plc of all of the stock of our wholly-owned subsidiary, Timm Medical, in exchange for:

•	$8,075,000 in cash paid to us on February 10, 2006; and

•	$1,425,000 in the form of a secured convertible promissory note due and payable in full, together with all accrued interest, on the date 24 months or, under certain circumstances, 15 months following the closing date of the transaction, bearing interest at 5 percent per annum.
      The proceeds from our sale of Timm Medical provide an important cash infusion in the short term. However, Timm Medical’s operations were profitable and generated cash. Accordingly, we expect that, as a result of the sale, we will incur greater losses and experience greater cash use until our ongoing operations are able to offset the effects of the sale.
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
      We will use existing cash reserves, the net proceeds from the private placement and the sale of Timm Medical described above to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with Silicon Valley Bank. This line of credit permits us to borrow up to the lesser of $4.0 million or amounts available under the Borrowing Base. The “Borrowing Base” is (i) 80 percent of our eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of our eligible inventory or $500,000. To date, we have not borrowed any amounts under this line of credit.
Contractual Obligations
      In the table below, we set forth our contractual obligations as of December 31, 2005. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period

	Total	2006	2007-2008	2009-2010

	(In thousands)
Non-cancelable operating leases(1)	$686	$553	$133	$—
Purchase commitments(2)	225	225	—	—

	$911	$778	$133	$—

(1)	We enter into operating leases in the normal course of business. We lease office space as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease at the end of the original term. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 13 to our Consolidated Financial Statements.

(2)	These purchase commitments relate to agreements to purchase goods or services. These obligations are not recorded in our consolidated financial statements until contract payment terms take effect. We expect to fund these commitments with cash flows from operations and from cash balances on hand. The obligations shown in the above table are subject to change based on, among other things, our manufacturing operations not operating in the normal course of business, the demand for our products, and the ability of our suppliers to deliver the products or services as promised.

Critical Accounting Policies
      The foregoing discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ significantly from current expectations. Factors that could possibly cause actual amounts to differ from current estimates relate to various risks and uncertainties inherent in our business, including those set forth under “Risks Factors” in Item 1A of this Annual Report on Form 10-K. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that affect our financial statements.
      Revenue Recognition. We follow the provisions of Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.
      We reduce our revenues for customer concessions, and defer revenue recognition for minimum procedure guarantees, contingent payment arrangements and when we have continuing performance obligations until a future date when the contingencies are resolved and obligations met.
      Where we own the equipment used in the procedure, we bill the medical facility and retain the entire procedure fee. In many instances, however, the equipment is owned by a third-party who contracts with us to perform the service component of the procedure. Third-party service providers are at times entities owned or controlled by urologists who perform cryosurgical procedures. In the latter case, we still invoice the medical facility but we pay a fee to the third-party service provider. The procedure fee is recorded as revenue in the period when the procedure is performed and, where applicable, the fee paid to a third-party service provider is included in cost of revenues for the same period.
      From time to time we provide loaner equipment to customers as part of a strategy aimed at promoting broader acceptance of our technology and driving sales of disposable products faster than would be possible if we restricted use of the device only to customers willing to make a significant capital investment in a Cryocare Surgical System. In these situations, we either loan a mobile Cryocare Surgical System to a hospital or consign a stationary Cryocare Surgical System with the hospital under our placement program and charge a fee for each procedure in which the equipment is used. Cost of revenues includes depreciation on the Cryocare Surgical Systems we own over an estimated useful life of three years.
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

Included in the 2004 impairment charge was $0.7 million of estimated costs to sell these entities. In 2005, the only remaining goodwill was related to Timm Medical. The Company reviewed the purchase price of the Timm Medical divestiture from which management concluded that goodwill was not impaired. At December 31, 2005 the carrying value of the goodwill related to Timm Medical was $4.6 million and is included in assets of discontinued operations.
      Impairment of Long-Lived Assets. We have a significant amount of property, equipment and amortizable intangible assets primarily consisting of purchased patents and acquired technology. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. At December 31, 2003, we concluded that a write down for impairment of any of our long-lived assets was not required. In 2004, we recognized impairment charges of $2.1 million and $80,000 to reduce the carrying value of intangible assets acquired in the Timm Medical acquisition and equity interests in the mobile prostate treatment businesses, respectively.
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
      Income Taxes. In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate, including estimating both actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2005 we have established a valuation allowance of $63.5 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Inflation
      The impact of inflation on our business has not been significant to date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, investments, accounts payable and accrued liabilities. As of December 31, 2005, the carrying values of these financial instruments approximated their fair values.
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
      Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2005.
      The company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That report appears below in this Item 9A.
      (c) Changes in Internal Controls. There was no change in our internal control over financial reporting during our fourth fiscal quarter for 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors
Endocare, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Endocare, Inc. (Endocare) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endocare’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Endocare’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Endocare maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Endocare maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endocare as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Endocare, Inc. and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young llp
Los Angeles, California
March 8, 2006

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item 10 is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

Item 11.	Executive Compensation
      The information required by this Item 11 is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item 12 is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item 13 is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item 14 is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements:
      The Consolidated Financial Statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:
      (2) Financial Statement Schedules:
      Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2004 and 2005 is included in the Consolidated Financial Statements at page F-35. All other schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.
      (3) Exhibit:

Exhibit No.		Description

2	.1(1)	Partnership Interest Purchase Agreement, dated as of December 30, 2004, by and between the Company and Advanced Medical Partners, Inc.
2	.2(2)	Stock Purchase Agreement, dated as of January 13, 2006, by and among Plethora Solutions Holdings plc, Endocare, Inc. and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.
2.3		$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to Endocare, Inc.
3	.1(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(3)	Restated Certificate of Incorporation.
3	.4(4)	Amended and Restated Bylaws of the Company.
4	.1(5)	Form of Stock Certificate.
4	.2(6)	Form of Series A Warrant.
4	.3(6)	Form of Series B Warrant.
4	.4(7)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.
4	.5(8)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.

Exhibit No.		Description

10	.1(9)	Lease Agreement, dated November 26, 2001 by and between the Company and the Irvine Company.
†10	.2(9)	Form of Indemnification Agreement by and between the Company and its directors.
†10	.3(9)	Form of Indemnification Agreement by and between the Company and its executive officers.
†10	.4(10)	1995 Director Option Plan (as amended and restated through March 2, 1999).
†10	.5(11)	1995 Stock Plan (as amended and restated through December 30, 2003).
†10	.6(12)	2002 Supplemental Stock Plan.
†10	.7(12)	2002 Executive Separation Benefits Plan.
†10	.8(13)	Employment Agreement, dated as of March 3, 2003, by and between the Company and William J. Nydam.
10	.9(14)	Consulting Agreement, dated as of August 27, 2003, by and between the Company and Craig T. Davenport.
†10	.10(15)	Employment Agreement, dated as of December 15, 2003, by and between the Company and Craig T. Davenport.
†10	.11(16)	Employment Agreement, dated as of August 11, 2004, by and between the Company and Michael R. Rodriguez.
†10	.12(17)	2004 Stock Incentive Plan.
†10	.13(18)	2004 Non-Employee Director Option Program under 2004 Stock Incentive Plan.
†10	.14(18)	Form of Award Agreement Under 2004 Stock Incentive Plan.
10	.15(18)	Stipulation of Settlement, dated as of November 1, 2004, relating to securities class action lawsuit.
†10	.16(18)	Description of Craig Davenport salary adjustment, effective December 2004.
10	.17(18)	Confidential Settlement Agreement and Release, dated as of December 14, 2004, by and between the Company and certain Underwriters at Lloyd’s, London.
10	.18(18)	Release and Settlement Agreement, dated as of December 16, 2004, by and between the Company and National Union Fire Insurance Company.
†10	.19(19)	Description of William J. Nydam salary adjustment, effective February 2005.
†10	.20(19)	Description of Michael R. Rodriguez salary adjustment, effective February 2005.
10	.21(19)	Confidential Settlement Agreement and Release, dated as of February 18, 2005, by and between the Company and Great American E&S Insurance Company.
†10	.22(20)	2004 Management Incentive Compensation Program.
†10	.23(20)	2005 Management Incentive Compensation Program.
10	.24(6)	Purchase Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).
10	.25(6)	Registration Rights Agreement, dated as of March 10, 2005, by and between Endocare and the Investors (as defined therein).
†10	.26(21)	First Amendment to Employment Agreement with Craig T. Davenport, dated as of April 28, 2005.
†10	.27(22)	Description of director compensation, as amended on September 14, 2005.
10.28		Loan and Security Agreement, dated as of October 26, 2005, by and among Endocare, Inc., Timm Medical Technologies, Inc. and Silicon Valley Bank.
10.29		Commercialization Agreement, dated as of November 8, 2005, by and between Endocare, Inc. and CryoDynamics, LLC.
10.30		Confidential Settlement Agreement and Release, dated as of December 1, 2005, by and between Endocare, Inc. and Liberty Mutual Insurance Company.
21	.1(23)	Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description

24.1	Power of Attorney, included on signature page.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 6, 2005.

(2)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(5)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(7)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(8)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(9)	Previously filed as an exhibit to our Form 10-K filed on March 29, 2002.

(10)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed on June 2, 1999.

(11)	Previously filed as an appendix to our Definitive Proxy Statement filed on December 3, 2003.

(12)	Previously filed as an exhibit to our Form 10-K filed on December 3, 2003.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 27, 2003.

(14)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(15)	Previously filed as an exhibit to our Form 8-K filed on December 16, 2003.

(16)	Previously filed as an exhibit to our Form 8-K filed on August 12, 2004.

(17)	Previously filed as an appendix to our Definitive Proxy Statement filed on August 6, 2004.

(18)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2005.

(19)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2005.

(20)	Previously filed as an exhibit to our Form 8-K filed on March 1, 2005.

(21)	Previously filed as an exhibit to our Form 8-K filed on May 3, 2005.

(22)	Previously filed as an exhibit to our Form 8-K filed on September 16, 2005. Our director compensation program was subsequently amended on February 23, 2006, as described in our Form 8-K filed on March 1, 2006.

(23)	Not applicable because, as a result of our sale of Timm Medical on February 10, 2006, we do not have any subsidiaries that constitute “significant subsidiaries” under Rule 1-02(w) of Regulation S-X.
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
Date: March 16, 2006

By:	/s/ Craig T. Davenport

Craig T. Davenport
Chairman and Chief Executive Officer
POWER OF ATTORNEY
      Know all men by these presents, that each person whose signature appears below constitutes and appoints Craig T. Davenport and Michael R. Rodriguez, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig T. Davenport Craig T. Davenport	Chairman and Chief Executive Officer (principal executive officer)	March 16, 2006

/s/ Michael R. Rodriguez Michael R. Rodriguez	Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 16, 2006

/s/ John R. Daniels, M.D. John R. Daniels, M.D.	Director	March 16, 2006

/s/ David L. Goldsmith David L. Goldsmith	Director	March 16, 2006

/s/ Eric S. Kentor Eric S. Kentor	Director	March 16, 2006

/s/ Terrence A. Noonan Terrence A. Noonan	Director	March 16, 2006

/s/ Michael J. Strauss, M.D. Michael J. Strauss, M.D.	Director	March 16, 2006

/s/ Thomas R. Testman Thomas R. Testman	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Endocare, Inc.
      We have audited the accompanying consolidated balance sheets of Endocare, Inc. (the Company) and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocare, Inc. and subsidiaries at December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Endocare, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young llp
Los Angeles, California
March 8, 2006

ENDOCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

	2003	2004	2005

	(In thousands, except per share data)
Product sales	$5,226	$6,036	$7,605
Service revenues	14,378	17,516	19,780
Other	—	629	889

	19,604	24,181	28,274

Costs and expenses:
Cost of revenues	11,491	13,585	15,738
Research and development	1,096	1,856	2,283
Selling and marketing	16,097	13,354	13,001
General and administrative	25,791	16,379	13,858
Goodwill impairment and other charges	—	9,900	26
(Gain) loss on divestitures, net	(9,979)	711	—

Total costs and expenses	44,496	55,785	44,906

Loss from operations	(24,892)	(31,604)	(16,632)
Interest income	587	293	308
Interest expense	(39)	(7)	657

Loss from continuing operations before minority interests	(24,344)	(31,318)	(15,667)
Minority interests	(619)	(583)	—

Loss from continuing operations before taxes	(24,963)	(31,901)	(15,667)
Tax benefit on continuing operations	—	—	829

Loss from continuing operations	(24,963)	(31,901)	(14,838)
Income (loss) from discontinued operations, net of taxes	(485)	(5,718)	1,159

Net loss	$(25,448)	$(37,619)	$(13,679)

Net income (loss) per share of common stock — basic and diluted
Continuing operations	$(1.03)	$(1.31)	$(0.51)
Discontinued operations	$(0.02)	$(0.24)	$0.04
Weighted-average shares of common stock outstanding	24,162	24,263	28,978
The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2005

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,830	$8,108
Accounts receivable less allowances for doubtful accounts and sales returns of $74 and $70 at December 31, 2004 and 2005, respectively	3,337	3,549
Inventories	2,828	2,462
Prepaid expenses and other current assets	1,533	1,213
Assets of discontinued operations	1,185	9,624

Total current assets	16,713	24,956
Property and equipment, net	2,672	1,794
Intangibles, net	4,390	4,167
Investments and other assets	1,343	1,320
Assets of discontinued operations	9,256	—

Total assets	$34,374	$32,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,279	$2,680
Accrued compensation	3,413	3,614
Other accrued liabilities	9,187	6,629
Liabilities of discontinued operations	1,855	1,461

Total current liabilities	16,734	14,384
Minority interests	214	—
Common stock warrants	—	5,023
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 24,342,482 and 30,089,144 shares issued and outstanding at December 31, 2004 and 2005, respectively	24	30
Additional paid-in capital	169,400	178,477
Accumulated deficit	(151,998)	(165,677)

Total stockholders’ equity	17,426	12,830

Total liabilities and stockholders’ equity	$34,374	$32,237

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(In thousands)

						Accumulated
						Other
	Common Stock					Comprehensive			Total
			Additional	Accumulated	Receivable From	Income, Net	Deferred		Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Stockholder	of Tax	Compensation	Treasury Stock	Equity

Balance at December 31, 2002	24,148	24	$169,935	$(88,932)	$(214)	$13	$(132)	$(2,071)	$78,623

Comprehensive loss:
Net loss	—	—	—	(25,447)	—	—	—	—	(25,447)
Unrealized gain on available for-sale securities, net	—	—	—	—	—	(13)	—	—	(13)

Comprehensive loss:				(25,447)	—	(13)	—	—	(25,460)
Stock options exercised	35	—	23	—	—	—	—	—	23
Issuance of restricted stock	5	—	20	—	—	—	—	—	20
Compensation related to issuance of options to employees	—	—	1,780	—	—	—	25	—	1,805
Compensation related to issuance of options and warrants to consultants for services	—	—	117	—	—	—	—	—	117
Treasury stock received as repayment of loan previously forgiven	(5)	—	—	—	—	—	—	(21)	(21)
Forgiveness of receivable from stockholder	—	—	—	—	214	—	—	—	214

Balance at December 31, 2003	24,183	$24	$171,875	$(114,379)	$—	$—	$(107)	$(2,092)	$55,321

Net loss:	—	—	—	(37,619)	—	—	—	—	(37,619)

Stock options exercised	350	—	92	—	—	—	—	—	92
Compensation related to issuance of options and warrants	—	—	123	—	—	—	13	—	136
Treasury stock retired	—	—	(2,596)	—	—	—	—	2,596	—
Purchase of treasury stock	(191)	—	—	—	—	—	—	(504)	(504)
Deferred compensation on options forfeited	—	—	(94)	—	—	—	94	—	—

Balance at December 31, 2004	24,342	$24	$169,400	$(151,998)	$—	$—	$—	$—	$17,426

ENDOCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) —(Continued)
(In thousands)

						Accumulated
						Other
	Common Stock					Comprehensive			Total
			Additional	Accumulated	Receivable From	Income, Net	Deferred		Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Stockholder	of Tax	Compensation	Treasury Stock	Equity

Net loss	—	—	—	(13,679)	—	—	—	—	(13,679)
Stock options exercised	112	—	116	—	—	—	—	—	116
Compensation expense	—	—	51	—	—	—	—	—	51
Sale of common stock	5,635	6	8,910	—	—	—	—	—	8,916

Balance at December 31, 2005	30,089	$30	$178,477	$(165,677)	$—	$—	$—	$—	$12,830

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2004	2005

	(In thousands)
Cash flows from operating activities:
Net loss	$(25,448)	$(37,619)	$(13,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,669	3,481	3,054
Gain on sale of marketable securities	(12)	—	—
(Gain) loss on divestitures, net	(8,631)	711	(609)
Compensation expense related to issuance of options, warrants and restricted stock	1,942	136	51
Treasury stock received as repayment of loan previously forgiven	(21)	—	—
Goodwill impairment and other charges	—	15,810	26
Loss on disposal of fixed assets	—	139	107
Minority interests	619	584	(214)
Interest expense on common stock warrants	—	—	(657)
Changes in operating assets and liabilities, net of effects from purchases and divestitures:
Accounts receivable	932	(248)	(354)
Inventories	644	(1,516)	(318)
Prepaid expenses and other current assets	(1,292)	1,132	(454)
Accounts payable	104	(394)	644
Accrued compensation	1,042	(150)	247
Other accrued liabilities	1,615	846	(2,562)

Net cash used in operating activities	(23,623)	(17,088)	(14,718)

Cash flows from investing activities:
Purchases of property and equipment	(276)	(456)	(423)
Purchases of intangibles	(29)	—	(330)
Partnership distributions to minority interests	(709)	(739)	—
Sale of available-for-sale securities	22,183	—	—
Proceeds from divestitures	9,480	2,388	850
Other assets	(1,250)	315	—

Net cash provided by investing activities	29,399	1,508	97

Cash flows from financing activities:
Stock options and warrants exercised	23	92	116
Proceeds from sale of stock and warrants, net	—	—	14,596
Repurchase of treasury stock	—	(504)	—

Net cash provided by (used in) financing activities	23	(412)	14,712

Net increase (decrease) in cash and cash equivalents	5,799	(15,992)	91
Cash and cash equivalents, beginning of year	18,178	23,977	7,985
Less: Cash of discontinued operations	(602)	(155)	32

Cash and cash equivalents, end of year	$23,375	$7,830	$8,108

Non cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$505	$951	$532
Other supplemental information:
Interest paid	40	8	36
Income taxes paid	2	2	22
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
      Through January 31, 2006, the Company also offered vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction through its wholly-owned subsidiary (Timm Medical), which was sold to a third party effective February 2006 (see Note 8). The operating results of Timm Medical are included in discontinued operations.

2.	Recent Operating Results and Liquidity
      Since inception, the Company has incurred losses from operations and has reported negative cash flows. As of December 31, 2005, the Company had an accumulated deficit of approximately $165.7 million and cash and cash equivalents of approximately $8.1 million.
      The Company expects to continue to generate losses from operations for the foreseeable future. These losses are expected to decline. Sales of cryoablation disposable products and cryoablation procedure fees, representing 94 percent of total revenues in 2005 compared to 91.5 percent of total revenues in 2003, increased 48.2 percent from $17.9 million in 2003 to $26.6 million in 2005. The Company continues to incur significant costs associated with ongoing investigations and other matters related to historical accounting and financial reporting, including obligations to indemnify former officers and directors in connection with such investigations. These costs, primarily legal, audit and accounting support fees, totaled $3.6 million, $7.1 million and $14.3 million (net of insurance reimbursement) for the years ended 2005, 2004 and 2003, respectively. For the year ended December 31, 2005 and 2004, $1.3 million and $2.3 million of these costs also related to the Company’s efforts to achieve compliance with section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes 404”). The Company also faces large cash expenditures in the future related to delinquent state and local tax obligations.
      On March 11, 2005, the Company issued 5,635,378 shares of common stock, warrants to purchase an additional 1,972,374 shares of common stock at $3.50 per share and warrants to purchase an additional 1,972,374 shares of common stock at $4.00 per share for an aggregate cash purchase price of $15.6 million ($2.77 per share) in a private placement to a syndicate of institutional investors as well as the Company’s Chief Executive Officer, President and Chief Operating Officer and a non-employee director. See Note 7.
      The Company intends to continue investing in its sales and marketing efforts to physicians in order to raise awareness and acceptance of the Company’s technology. Such investment is required in order to increase the physician’s usage of the Company’s technology in the treatment of prostate and renal cancers, lung and liver cancers and in the management of pain from bone metastases. The Company will use existing cash reserves, the net proceeds from the $15.6 million private placement of common stock described above and the $7.5 million net cash proceeds from the sale of Timm Medical (see Note 8) to finance its projected operating and cash flow needs along with continued expense management efforts. The $4 million credit facility (see Note 14) will also provide short-term funds for working capital needs. Although the Company expects the aforementioned reserves and sources of capital are sufficient to fund operations until the Company can achieve cash flow break even operations, in order to continue as a going concern, the Company may need to reduce expenses, defer or eliminate lower priority research and clinical activities, and/or raise additional capital to

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fund operations through the sale of equity securities to public or private investors, debt, or the sale or licensing of its assets. Additional capital may not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced.

3.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the parent and all majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include: determination of allowances for uncollectible accounts and sales returns, warranty obligations, reserves for excess and obsolete inventory, valuation allowances for investments and deferred tax assets, impairment of long-lived and intangible assets, determination of stock-based compensation to employees and consultants, valuation of the warrants and reserves for litigation and other legal and regulatory matters, among others.

Revenue Recognition
      Revenues from sales of Cryocare Surgical Systems and cryoablation disposable products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. The Company also contracts with medical facilities to provide cryoablation disposable products and services for which the Company charges a per-procedure fee. The cryoablation services provided generally consist of rental and transport of a Cryocare Surgical System, as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment and include the necessary disposable products and supplies. The medical facilities are billed for procedures performed using Cryocare Surgical Systems owned either by the Company or by third parties who perform the service component of the procedure. The Company receives procedure fee revenue from the medical facility and, where a third-party service provider is involved, pays a fee to the service provider. The fee billed to the medical facility is recorded as revenue in the period when the procedure is performed. Cost of revenues includes the cost of the procedure kit and, if applicable, third party service provider fees are recorded at the time of the procedure. Cost of revenues also includes depreciation related to Company-owned Cryocare Surgical Systems over an estimated useful life of three years.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues and the related cost of revenues from continuing operations consist of the following for the three years ended December 31, 2005:

	Year Ended December 31,

	2003	2004	2005

Revenues:
Product sales:
Cryoablation disposable products	$3,552	$4,584	$6,790
Cryocare surgical systems	1,283	1,403	743
Cardiac products (CryoCath)	331	—	—
Other (Urohealth)	60	49	72

	5,226	6,036	7,605
Cryoablation procedure fees	14,378	17,516	19,780
Cardiac royalties (CryoCath)	—	629	889

	$19,604	$24,181	$28,274

Cost of revenues:
Cryoablation disposable products and procedure fees	$10,626	$13,330	$15,278
Cryocare surgical systems	466	255	460
Cardiac products (CryoCath)	399	—	—

	$11,491	$13,585	$15,738

      Cost of revenues for cryoablation disposable products and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees incorporate similar inventory when sold and the Company does not separately track the cost of disposable products sold directly to customers and those consumed in cryoablation procedures. Procedure fees relate to services which are provided to medical facilities upon request to facilitate the overall delivery of the Company’s technology into the marketplace.
      The Company provides customary sales incentives to customers and distributors in the ordinary course of business. These arrangements include volume discounts, equipment upgrades, rent-to-own programs and minimum revenue guarantees. These transactions are not significant and are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company defers the recognition of certain Cryocare Surgical System revenues where it has granted future minimum procedure fee guarantees or where it has continuing performance obligations. Deferred revenues are adjusted in future periods when the minimum procedure fee guarantees or remaining obligations have been met. Deferred revenue as of December 31, 2003, 2004, and 2005, totaled $0.4 million, $0.1 million and $0.1 million, respectively (included in other accrued liabilities). The Company settled all minimum guarantee obligations during 2004.
      No individual customer accounted for more than 10 percent of total revenues in 2003, 2004 and 2005. The Company derived 92.8 percent, 91.9 percent and 93.1 percent of revenues from sales in the United States during this three-year period.
      The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. Accounts receivable are carried at original invoice amount less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. International shipments are billed and collected by the Company in U.S. dollars. Allowances are provided for known and anticipated credit losses as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Inventories
      Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. The Company evaluates the adequacy of these reserves periodically.
      The following is a summary of inventory (excluding assets of discontinued operations):

	December 31,

	2004	2005

	(In thousands)
Raw materials	$1,727	$1,646
Work in process	443	275
Finished goods	1,036	911

Total inventories	3,206	2,832
Less inventory reserve	(378)	(370)

Inventories, net	$2,828	$2,462

Property and Equipment
      Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term. Cryosurgical equipment placed at customer sites for use with the Company’s disposable cryoprobes is depreciated into cost of revenues over estimated useful lives of three years. Repair and maintenance costs are expensed as incurred. Depreciation expense from continuing operations was $2.4 million, $2.0 million and $1.7 million in 2003, 2004 and 2005, respectively.
      The following is a summary of property and equipment (excluding assets of discontinued operations):

	December 31,

	2004	2005

	(In thousands)
Equipment and computers	$1,504	$1,697
Cryosurgical systems placed at customer sites	5,778	5,746
Furniture and fixtures	834	905
Leasehold improvements	321	321

Total property and equipment, at cost	8,437	8,669
Accumulated depreciation and amortization	(5,765)	(6,875)

Property and equipment, net	$2,672	$1,794

Long-Lived Assets, Goodwill and Intangible Assets Subject to Amortization
      The Company acquires goodwill and amortizable intangible assets in business combinations and asset purchases. The excess of the purchase price over the fair value of net assets acquired are allocated to goodwill and identifiable intangibles. The Company does not amortize goodwill which is consistent with the provisions

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets as more fully described in Note 6. Goodwill and indefinite lived assets are reviewed annually for impairment and on an interim basis if events or changes in circumstances indicate that the asset might be impaired.
      Intangible assets that are deemed to have finite useful lives are recorded at cost and amortized using the straight-line method over their estimated useful lives, as follows:

Trade names (discontinued operations)	15 years
Domain names	5 years
Covenants not to compete	3 to 5 years
Developed technology (discontinued operations)	15 years
Patents	3 to 15 years
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company considers assets to be impaired and write them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts. Fair value is based upon the present value of the associated cash flows. Changes in circumstances (for example, changes in laws or regulations, technological advances or changes in the Company’s strategies) may also reduce the useful lives from initial estimates. Changes in the planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements. In such circumstances, the Company will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life. There were no changes in estimated useful lives during 2003, 2004 and 2005. In the third quarter of 2004, the Company recorded a $9.9 million impairment charge relating to the mobile prostate treatment partnerships (included in continuing operations) and an impairment charge of $5.9 million related to Timm Medical (included in discontinued operations) (see Notes 6 and 8). No impairment charge was recorded in 2003 or 2005.
      Amortization expense for each of the years ending December 31 will consist of the following amounts (excluding discontinued operations):

2006	$537
2007	467
2008	467
2009	467
2010	467
Thereafter	1,762

$4,167

      Amortization expense from continuing operations totaled $0.6 million, $0.7 million and $0.6 million in 2003, 2004 and 2005, respectively.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of intangible assets (excluding discontinued operations):

	December 31,

	2004	2005

	(In thousands)
Domain name	$435	$435
Covenant not to compete	352	352
Patents	5,875	6,205

Total intangibles	6,662	6,992
Accumulated amortization	(2,272)	(2,825)

Intangibles, net	$4,390	$4,167

Investments
      During 2003, the Company invested in a diversified portfolio of marketable debt securities, including corporate bonds, government agency securities and commercial papers. These securities were sold in 2003 for an insignificant gain. The Company also holds other investments which primarily consist of strategic investments of less than 20 percent equity interest in certain companies acquired in conjunction with various strategic alliances. These represent minority interests in start-up technology companies. The Company does not have the ability to exercise significant influence over the financial or operational policies or administration of any of these companies; therefore, they are accounted for under the cost method. Realized gains and losses are recorded when related investments are sold. Investments in privately-held companies are regularly assessed for impairment through review of operations and indicators of continued viability, including operating performance, financing status, liquidity prospects and cash flow forecasts. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other-than-temporary. These investments are included in investments and other assets.

Product Warranties
      Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods up to two years after the sale date. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company’s warranty costs and liability (included in other accrued liabilities) were not significant.

Research and Development
      Research and development expenditures primarily include personnel, clinical studies, and material expenses incurred to design, create, and test prototypes. These expenditures are charged to operations as incurred until technological feasibility has been established.

Advertising
      Amounts incurred for advertising costs are included in selling and marketing expenses as incurred and totaled $0.3 million, $0.5 million and $0.3 million for 2003, 2004 and 2005, respectively.

Cash and Cash Equivalents
      All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, primarily consist of cash and cash equivalents, and accounts receivable. The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company’s receivables are derived primarily from sales of Cryocare Surgical Systems and cryoablation disposable products to medical facilities, medical groups and urologists. Cryoablation procedure fees are generated from medical facilities. The Company has a diversified customer base and no single payor is considered a high credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses.

Fair Value of Financial Instruments
      The primary objective of the Company’s investment activities is to preserve principal while at the same time maximize the income the Company receives from its invested cash without significantly increasing the risk of loss. The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, minority investments, accounts payable, accrued liabilities and common stock warrants. The carrying amounts of current assets and liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization. The common stock warrants are recorded at fair value, which is adjusted each quarter using a modified Black-Scholes pricing model.

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

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Liabilities
      Other accrued liabilities as of December 31, 2004 and 2005 includes $3.3 million and $3.4 million in state and local taxes, primarily sales and use taxes in various jurisdictions in the United States. Also included in other accrued liabilities is accrued professional fees which total $2.7 million and $1.7 million as of December 31, 2004 and 2005, respectively.

Capital Stock and Earnings Per Share
      During the first quarter of 2004, the Company retired 326,222 of its common shares held in treasury, including 120,022 shares purchased from BioLife Solutions, Inc. (“BioLife”) for approximately $0.5 million in February 2004, in connection with settlement of its litigation with BioLife (See Note 13 — Commitments and Contingencies — Legal Matters).
      Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding during the respective periods presented. For periods when the Company reported a net loss from continuing operations, these potentially dilutive common shares were excluded from the diluted income or loss per share calculation because they were antidilutive.

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

Stock-Based Compensation
      As of December 31, 2005, the Company had four stock-based compensation plans, including the 2004 Stock Incentive Plan approved by the Company’s shareholders on September 10, 2004. The Company accounts for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options granted to employees is reflected in net loss and is measured as the excess of the market price of the Company’s stock at the date of grant over the exercise price. Compensation expense for fixed awards that are subject to vesting are recognized over the vesting period. In practice, the Company has only awarded stock options to its employees with exercise prices equal to the fair market value of the stock at the date of grant.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation — Translation and Disclosure. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. The amounts in the table below include stock-based compensation expense related to Timm Medical which was not significant.

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Net loss, as reported(a)(c)	$(25,448)	$(37,619)	$(13,679)
Reconciling items:
Add: Stock-based employee compensation expense determined under the intrinsic-value-based method for all awards(b)	25	136	43
Less: Stock-based compensation expense determined under the fair-value-based method for all awards expense(c)	(2,313)	(3,875)	(3,696)

Net adjustment	(2,288)	(3,739)	(3,653)

Net loss, as adjusted	$(27,736)	$(41,358)	$(17,332)

Basic and diluted loss per share:
As reported	$(1.05)	$(1.55)	$(0.47)
As adjusted	$(1.15)	$(1.70)	$(0.60)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	2003	2004	2005

Stock volatility	1.57	0.89	0.90
Risk-free interest rate	3.4%	3.6%	4.0%
Expected life in years	5 years	5 years	5 years
Stock dividend yield	—	—	—

(a)	In the past, the Company had issued stock options and warrants to consultants for services performed. Compensation expense for the fair value of these options was determined by the Black-Scholes option-pricing model and was charged to operations over the service period or as performance goals were achieved. Such expense was included in net loss as reported.

(b)	Since the Company issues options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense is recorded for options issued to employees. The recorded expense generally relates to compensation charges upon modification of vesting terms, cashless exercises, and other non-routine transactions.

(c)	Pursuant to APB No. 25, the reported net loss for 2003 included $1.8 million in compensation expense relating to option settlements with two former executives in conjunction with their separation agreements (including a $1.7 million charge for replacement options recorded upon termination of the former CFO/COO on July 31, 2003). Pursuant to SFAS Nos. 123 and 148, the fair value of the replacement options would have been recorded between the option modification date of March 3, 2003 and termination date. The $2.3 million expense for 2003 represents stock-based compensation determined under SFAS Nos. 123 and 148, less the $1.8 million recorded charge.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	New Accounting Pronouncements
      In December 2004, SFAS No. 123R, Share-Based Payment, was issued. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25. Among other items, SFAS 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first quarter 2006 for calendar year companies. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified or settled after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company will adopt the modified prospective method.
      The Company currently utilizes the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits us to continue to use this model, the standard also permits the use of a “lattice” model. Upon adoption the Company will continue to use the Black-Scholes standard option pricing model to measure the fair value of employee stock options upon the adoption of SFAS 123R.
      SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. Also, the Company has not recognized the benefits for excess tax deductions in our operating cash flows in prior periods due to the uncertainty of when the Company will generate taxable income to realize such benefits. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the pro forma net loss and loss per share disclosed in the table above. See Note 10 for further information on our stock-based compensation plans.
      In November 2004, SFAS 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4, was issued. This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.
      In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, which replaced APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements, was issued. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

6.	Asset Impairment
      Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized but instead are reviewed annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Goodwill is tested for impairment by comparing its fair value to its carrying value under a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. The Company’s management is primarily responsible for estimating fair value for impairment purposes. Management may consider a number of factors, including valuations or appraisals, when estimating fair value. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equaled to the difference.
      In accordance with SFAS No. 142, the Company completed its annual goodwill impairment test on October 1 of each year for all of its reporting units. The Company assessed the fair values of each reporting unit based on a weighted combination of (i) the guideline company method that utilizes revenue multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital which considers the cost of equity and cost of debt financing expected by a typical market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. The Company then determined the “implied fair value” of the goodwill and amortizable intangibles. Based on this analysis, the Company recorded:

a) A third quarter of 2004 impairment charge of $5.9 million to reduce the carrying value of Timm Medical’s goodwill ($3.1 million) and developed technology ($2.1 million) to fair value and an additional charge of approximately $0.7 million for the estimated cost to sell Timm Medical. The charge is included in the net loss from discontinued operations. The interim impairment analysis in the third quarter of 2004 was required based on the Company’s decision to actively market Timm Medical to potential buyers in July 2004, as well as declining revenues, turnover in sales force, and below average growth as compared to general industry trends. Based on the purchase price received by the Company from the sale of Timm Medical completed in February 2006 (see Note 8), there was no further impairment as of December 31, 2005.

b) A third quarter of 2004 impairment charge of $9.9 million to write-off the carrying value of goodwill ($9.8 million) and covenant not to compete ($0.1 million) with respect to the pending divestiture of the mobile prostate treatment businesses (the Partnerships). We originally acquired the Partnerships in September 2002. The goodwill primarily related to the distribution network provided by the Partnerships, which allowed the Company to further penetrate desired markets. Since investors in the mobile treatment businesses are comprised of urologists, the Partnerships facilitated the continued promotion of cryosurgery as the preferred treatment for prostate cancer. In addition, upon the Company’s purchase of the Partnerships, the seller (USMD) exited the cryosurgical operations and terminated its exclusive distribution agreement with the Company, allowing the Company to access a previously restricted market. After the Company sold the Partnerships in December 2004, the Company still expected to, and did, retain access to the service and distribution network through the Company’s existing

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts and continue to benefit from the strategic value of a non-exclusive distribution arrangement with the buyer. However, since this economic benefit could not be quantified with reasonable accuracy, the Company recorded the $9.9 million charge to write off the excess of the carrying value of the Partnerships’ net assets over the preliminary purchase offer, less selling costs. See Note 8 for the loss recorded upon final sale in the fourth quarter of 2004.

7.	Private Placement of Common Stock and Warrants
      On March 11, 2005, the Company completed a private placement of 5,635,378 shares of our common stock and detachable warrants to purchase 3,944,748 common shares at an offering price of $2.77 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. Of the total warrants, 1,972,374 have an initial exercise price of $3.50 (Series A warrants) per share and 1,972,374 have an initial exercise price of $4.00 (Series B warrants) per share.
      The warrants initially are exercisable at any time during the next five years for cash only. The warrants may be exercised on a cashless exercise basis in limited circumstances after the first anniversary of the closing date if there is not an effective registration statement covering the resale of the shares underlying the warrants. Each warrant is callable by the Company at a price of $0.01 per share underlying such warrant if the Company’s stock trades above certain dollar thresholds ($6.50 for the Series A warrants and $7.50 for Series B warrants) for 20 consecutive days commencing on any date after the effectiveness of the registration statement, provided that (a) the Company provides 30-day advanced written notice (Notice Period), (b) the Company simultaneously calls all warrants on the same terms and (c) all common shares issuable are registered. Holders may exercise their warrants during the Notice Period and warrants which remain unexercised will be redeemed at $0.01 per share.
      Upon exercise, the Company will pay transaction fees equal to six percent of the warrant proceeds under an existing capital advisory agreement.
      Pursuant to the terms of the registration rights agreement, the Company filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants. The S-2 registration statement was declared effective September 28, 2005.
      The registration rights agreement further provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, the Company will be required to pay each holder an amount in cash, as liquidated damages, equal to one percent per month of the aggregate purchase price paid by such holder. The Company incurred liquidated damages through September 28, 2005, when the S-2 registration statement was declared effective. For the year ended December 31, 2005, the Company incurred $0.6 million of liquidated damages which are included in general and administrative expenses.
      Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. The Company determined the fair value of the warrants as follows as of December 31, 2005:

•	First, the Black-Scholes option-pricing model was used with the following assumptions: an expected life equal to the remaining contractual term of the warrants (4.25 years); no dividends; a risk free rate

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 4.35 percent, which equals the yield on Treasury bonds at constant (or fixed) maturity equal to the remaining contractual term of the warrants; and volatility of 89.46 percent. Under these assumptions, the Black-Scholes option-pricing model yielded a value of $1.73 for each of the Series A warrants and $1.67 for each of the Series B warrants, for an aggregate value of $6.7 million;

•	Second, since the warrants are limited in the amount of realizable profit to the holders as a result of the call provision described above, the Company reduced the value of the warrants to account for the probability that the stock price will reach or exceed $6.50 and $7.50, respectively (i.e., the prices above which the Company has the right to call the Series A and Series B warrants, effectively compelling the holders to exercise their warrants). The Company used a statistical formula to calculate the probability that the Company’s stock price will reach or exceed $6.50 and $7.50, respectively. Based on this formula, the Company calculated that, for the Series A warrants, the probability that the stock price of $6.50 will be reached or exceeded is approximately 22.8 percent. Similarly, the Company calculated that, for the Series B warrants, the probability that the stock price of $7.50 will be reached or exceeded is approximately 17.3 percent. Based on these probabilities, the Company reduced the valuation of each of the Series A warrants to $1.34 (which equals one minus 22.8 percent, multiplied by $1.73) and reduced the valuation of each of the Series B warrants to $1.38 (which equals one minus 17.3 percent, multiplied by $1.67). This yields an aggregate value of the warrants equal to $5.4 million; and

•	Third, the Company further reduced the value of the warrants on the assumption that its stock price on the day that the warrants are exercised will be affected by dilution as a result of the additional stock introduced into the market. Given that there are approximately 30 million shares outstanding, the Company calculated that the exercise of the warrants will result in dilution of approximately 6.2 percent. Using the dilution figure of 6.2 percent, the Company reduced the value of each of the Series A warrants to $1.25 and the Series B warrants to $1.29. This yields an aggregate value of the warrants equal to $5.0 million.
      As a result of this fair value calculation, the Company recorded negative interest expense of $0.7 million for the year ended December 31, 2005, which represents the change in the fair value of the warrants from $5.6 million on March 11, 2005, the date of issuance. This change was primarily due to a decrease in the fair value of the underlying common stock from $3.00 as of March 11, 2005 to $2.74 as of December 31, 2005.
      Upon the earlier of the warrant exercise or expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. The Company does not expect that the warrants will be exercised within the next 12 months based on the current trading prices of our common stock and has classified the warrants as a non-current liability at December 31, 2005. Changes in fair value during each period will be recorded as interest expense.
      Two members of the Company’s management team made personal investments totaling $0.7 million in the aggregate, and a member of the board of directors invested $0.3 million.

Other Warrants Issued (expired as of December 31, 2005)
      The Company had issued warrants in conjunction with previous debt financing transactions, underwriting agreements, patent licenses and service contracts. Warrants generally have a contractual term of five years and vest over a one- to five-year period. The Company had issued warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $9.00 per share. These warrants expired on January 3, 2005, and none were exercised prior to their expiration.
      The Company also issued detachable warrants to investors to purchase 188,680 shares of the Company’s common stock in conjunction with a November 2000 private placement. These warrants have a five-year term

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and were immediately exercisable at $13.91 per share. As of December 31, 2005, all warrants issued were expired.
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

8.	Dispositions and Discontinued Operations

Timm Medical — 2005
      The Company acquired Timm Medical in February 2002. During 2003 certain non-core product lines of Timm Medical were divested (see below). In July 2004, the Company began to actively market Timm Medical for sale in conjunction with a fund-raising initiative. The Company reported Timm Medical as an asset held for sale and recorded an impairment charge totaling $5.9 million to reduce the carrying value of Timm Medical to fair value, less costs to sell. Following the completion of the $15.6 million private placement in March 2005 (see Note 7 — “Private Placement of Common Stock and Warrants”) the Company reclassified Timm Medical as held and used in the first quarter of 2005 as the Company no longer was seeking a buyer and had ceased all marketing efforts. As a result of this change in plan, included in net income from discontinued operations for the year ended December 31, 2005 is $0.4 million in depreciation and amortization expense for fixed assets and intangibles for the period from July 31, 2004 to March 31, 2005 and $0.6 million income as a result of the elimination of the estimated costs to sell, which were previously reported as a component of the 2004 impairment charge.
      In late 2005 the Company received substantive expression of interest from Plethora Solutions Holdings plc (Plethora), a company listed on the London Stock Exchange, to acquire Timm Medical and the parties entered into a Stock Purchase Agreement on January 13, 2006. The transaction closed on February 10, 2006. The Company will not receive significant direct cash flows from Timm Medical or have significant continuing involvement in its operations after the sale. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Timm Medical were classified as discontinued operations in the consolidated financial statements for each year presented. The assets and liabilities of Timm Medical as of December 31, 2005 have been classified as current. Sale proceeds (net of $0.6 million of transaction costs) totaled $8.9 million and will result in a gain on sale of $0.7 million to be recorded in the first quarter of 2006. Gross proceeds of $9.5 million includes cash of $8.1 million and a two-year, five percent promissory note secured by the assets of Timm Medical. The note is convertible into Plethora’s ordinary shares at any time by the Company. If Plethora’s shares trade above a specified amount for 20 consecutive days, Plethora has the option to require conversion.
      The Company agreed to retain certain assets and liabilities of Timm Medical, including all tax liabilities ($1.1 million), obligations and rights to a $2.7 million note receivable from the sale of the urinary incontinence product line (see below), certain litigation to which Timm Medical is a party and Urohealth BV (Timm Medical’s wholly-owned subsidiary with insignificant operations). Assets and liabilities retained and their related revenues and expenses are excluded from discontinued operations. The Stock Purchase Agreement contains an indemnification escrow of $1.4 million (proceeds from the note receivable) to indemnify the buyer against certain claims and liabilities.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assets and liabilities of discontinued operations as of December 31, include the following:

	2004	2005

	(In thousands)
Assets:
Cash, inventories and other current assets	$1,185	$1,216
Property and equipment, net	467	75
Goodwill, net	4,552	4,552
Intangibles, net	4,170	3,716
Other assets	66	65

Total assets	$10,440	$9,624

Liabilities:
Accounts payable and other current liabilities	$651	$942
Other accrued liabilities	524	519
Costs to sell	680	—

Total liabilities	1,855	1,461

Net assets	$8,585	$8,163

      Revenues for Timm Medical were $11.0 million, $8.5 million and $9.3 million in 2003, 2004 and 2005, respectively. The operations of Timm Medical are classified as discontinued operations as a result of the sale of Timm Medical in 2006 (See “Subsequent Events”). The 2004 loss from Timm Medical included a $5.9 million impairment charge to write down the goodwill and intangible assets.

Divestitures of Non-Core Product Lines — 2003
      In 2003, the Company embarked on a strategy to refocus the Company’s core technological competence and primary market emphasis on the development of minimally invasive technologies for tissue and cancer ablation. Part of this strategy entails divestiture of certain non core product lines including the cardiac-related product manufacturing operations and license of related technology. Included in the 2003 loss from discontinued operations is a $35,000 gain on the sale of the Dura II penile implants and a $1.3 million loss on the sale of the Timm Medical urinary incontinence and urodynamics product lines, which is further discussed below.

Cryosurgical Products for Cardiac Applications
      On April 14, 2003, the Company sold its cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath Technologies, Inc. (CryoCath) for $10.0 million. CryoCath was the exclusive distributor for cryoprobes and consoles in connection with the SurgiFrosttm system, a cryoablation system designed to treat cardiac arrhythmias. The Company transferred all of the Company’s manufacturing assets and inventory related to the cardiac product line to CryoCath, including technical know-how, vendor lists, production equipment and inventory. In addition, CryoCath received an exclusive worldwide perpetual license for cardiac uses to the Company’s proprietary argon gas based technology associated with the product and will make payments to the Company under a nine-year descending royalty stream based on net sales of products incorporating the licensed technology. The Company also agreed to a 12-year worldwide covenant not to compete in the cardiac field. Upon the consummation of the sale, the Company terminated its pre-existing distribution agreement with CryoCath. The Company is required to attend quarterly and annual technical update meetings through 2014. Since the technology was internally developed and the tangible assets sold had minimal value, the sale resulted in a 2003 second quarter gain of $10.0 million. The royalty stream

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
decreases from 10 percent to 3 percent of net sales from the SurgiFrosttm system during the period 2004 to 2012. The royalty payments will be recorded in the periods earned. The Company had collected $7.5 million of the total sale proceeds in 2003 and the remaining $2.5 million in January 2004. Royalty income was $0.6 million and $0.9 in 2004 and 2005, respectively.

Urinary Incontinence and Urodynamics
      On October 15, 2003, Timm Medical agreed to sell the manufacturing assets related to its urodynamics and urinary incontinence product lines to SRS Medical Corp. (“SRS”) for a $2.7 million note. These assets include certain patents and trademarks related to the urodynamics and urinary incontinence products, inventory, customer lists and technical know-how. The note bears interest at 7.5 percent and is secured by the assets sold. As amended in March 2004, the note requires quarterly payments of $45,000 beginning March 31, 2004, increasing to $60,000 for the quarter ended December 31, 2005. Amounts which remain outstanding at December 31, 2005 will be payable at least $60,000 per quarter until the outstanding principal and accrued interest are paid in full. The carrying values of the urodynamics and urinary incontinence related assets were $1.3 million on the date of sale. Management concluded that collection of the note from SRS was not reasonably assured. As a result, a loss of $1.3 million was recorded in the fourth quarter of 2003 equal to the carrying value of the assets sold and collections on the note, if any, will be reported as gain in the period received. Collections during 2004 and 2005 were $0.2 million and $0.3 million and have been applied to accrued interest. As of December 31, 2005 the note was transferred from Timm Medical to Endocare prior to the sale of Timm Medical.
      The combined revenues, costs of revenues and gross profit related to the divested product lines were $2.0 million, $1.0 million and $1.0 million, respectively, for 2003, and $5.4 million, $2.3 million and $3.1 million, respectively, for 2004 and are included in income (loss) from discontinued operations.
      Incremental selling, general and administrative expenses attributable to these product lines were not significant.

Mobile Prostate Treatment Businesses (Partnerships)
      On December 30, 2004, the Company entered into a Partnership Interest Purchase Agreement (the “Purchase Agreement”) with Advanced Medical Partners, Inc. (“AMPI”), a customer of and third-party service provider to the Company. Pursuant to the Purchase Agreement, the Company agreed to sell to AMPI the Company’s interests in nine partnerships and the Company’s minority investment in U.S. Therapies, LLC (a national urology services company) acquired in June 2001 for $0.9 million. As a result of the sale, the Company recorded a loss on divestiture of $0.7 million in the 2004 fourth quarter. The loss comprises $0.9 million in proceeds less selling costs of approximately $63,000 and $1.5 million of the net tangible assets sold. The proceeds were received in February 2005 and were included in prepaid expenses and other current assets as of December 31, 2004. After the sale, the Company continues to pay the Partnerships, similar to other service providers, the contracted fee for mobile support services. As such, the Partnerships are not presented as discontinued operations. The four remaining mobile treatment businesses have ceased operations or are pending dissolution.

9.	Stock-Based Compensation Plans
      As of December 31, 2005, the Company had four stock-based compensation plans. On September 10, 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan. The Company accounts for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options granted to employees is reflected in net loss and is measured as the excess of the market price of the Company’s stock at the date of grant over the exercise price. Compensation costs for fixed awards that are

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject to vesting are recognized pro rata over the vesting period. In practice, the Company has only awarded stock options to its employees with exercise prices equal to the fair market value of the stock at the date of grant. Amounts below include options granted to employees of Timm Medical, which are not significant.
      The following tables summarize the Company’s option activities:

	Year Ended December 31,

	2003		2004		2005

		Weighted-Avg.		Weighted-Avg.		Weighted-Avg.
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Options	Per Option	Options	Per Option	Options	Per Option

Outstanding, beginning of year	3,153,427	$8.50	5,118,752	$5.06	5,361,682	$4.72
Granted	2,893,000	3.42	1,397,500	2.94	1,549,250	3.19
Cancelled	(892,675)	11.96	(804,570)	5.32	(709,463)	5.80
Exercised	(35,000)	3.73	(350,000)	0.26	(195,229)	2.10

Outstanding, end of year	5,118,752	5.06	5,361,682	4.72	6,006,240	4.27

	Options Outstanding
				Options Exercisable
		Weighted-Avg.
	Number	Remaining		Number
Range Of	Outstanding at	Contractual Life	Weighted-Avg.	Exercisable at	Weighted-Avg.
Exercise Price	December 31, 2005	(Number of Years)	Exercise Price	December 31, 2005	Exercise Price

$ 0.18 - 2.03	124,500	1.80	$1.29	124,500	$1.29
2.06 - 2.85	2,345,365	8.26	2.48	877,333	2.36
2.88 - 3.25	451,945	8.60	3.02	52,778	3.15
3.26 - 4.00	421,500	8.99	3.54	74,375	3.57
4.01 - 5.06	1,819,209	7.99	4.31	1,059,021	4.34
5.13 - 7.44	278,942	5.18	5.27	278,942	5.27
9.00 - 12.98	293,708	5.61	10.93	272,051	10.90
13.42 - 15.00	126,500	5.92	13.99	123,083	13.99
15.42 - 21.23	144,571	5.88	17.42	144,430	17.42

	6,006,240	7.74	$4.27	3,006,513	$5.30

      The weighted average fair value of the Company’s options at the grant date was approximately $3.02 in 2003, $2.22 in 2004, and $2.25 in 2005.
      Employment related taxes payable associated with the exercise of employee stock options and loan forgiveness at December 31, 2004 and 2005 were $1.2 million and $1.0 million, respectively (included in accrued compensation).

10.	Equity Incentive Plans

Stock Options
      As of December 31, 2005, the Company had options outstanding under four stock-based compensation plans, as follows:
      2004 Stock Incentive Plan. The 2004 Stock Incentive Plan adopted in September 2004 authorizes the Board or one or more committees designated by the Board (the “Plan Administrator”) to grant options and rights to purchase common stock to employees, directors and consultants. Options may be either “incentive

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options or other equity instruments. The 2004 Stock Incentive Plan replaced the 1995 Stock Plan and 1995 Director Plan described below. The exercise price is equal to the fair market value of the Company’s common stock on the date of grant (or 110 percent of such fair market value, in the case of options granted to any participant who owns stock representing more than 10 percent of the Company’s combined voting power). Options generally vest 25 percent on the one-year anniversary date, with the remaining 75 percent vesting monthly over the following three years and are exercisable for 10 years. On the first trading day of each calendar year beginning in 2005, shares available for issuance will automatically increase by three percent of the total number of outstanding common shares at the end of the preceding calendar year, up to a maximum of 1,000,000 shares. In addition, the maximum aggregate number of shares which may be issued under the 2004 Stock Incentive Plan will be increased by any shares (up to a maximum of 2,800,000 shares) awarded under the 1995 Stock Plan and 1995 Director Plan that are forfeited, expire or are cancelled. Options become fully vested if an employee is terminated without cause within 12 months of a change in control as defined. Upon a corporate transaction as defined, options not assumed or replaced will vest immediately. Options assumed or replaced will vest if the employee is terminated without cause within 12 months. As of December 31, 2005, there were outstanding under the 2004 Stock Incentive Plan options to purchase 1,970,000 shares of the Company’s common stock, 854,077 options were available for grant, and 2,093,803 shares reserved for issuance.
      1995 Stock Plan. The 1995 Stock Plan authorized the Board or one or more committees designated by the Board (such committee, the “Committee”) to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options or other equity instruments, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan was required to equal the fair market value of the Company’s common stock on the date of grant. Options generally vest 25 percent on the one-year anniversary date, with the remaining 75 percent vesting monthly over the following three years. Options are exercisable for 10 years. The 1995 Stock Plan was replaced by the 2004 Stock Incentive Plan on September 10, 2004. As of December 31, 2005, there were outstanding under the 1995 Stock Plan options to purchase 2,036,240 shares of the Company’s common stock and no options were available for grant.
      1995 Director Option Plan. The 1995 Director Option Plan (the “Director Plan”) provided automatic, non-discretionary grants of options to the Company’s non-employee directors (“Outside Directors”). Upon election, each director receives an initial option grant to purchase 20,000 shares of common stock which vest over two years and an annual option grant to purchase 5,000 common shares which becomes exercisable after one year. The exercise price of options granted to Outside Directors was required to be the fair market value of the Company’s common stock on the date of grant. Options granted to Outside Directors have 10-year terms, subject to an Outside Director’s continued service as a director. The 1995 Director Option Plan was replaced by the 2004 Stock Incentive Plan on September 10, 2004. As of December 31, 2005, there were outstanding under the 1995 Director Option Plan options to purchase 110,000 shares of the Company’s common stock and no options were available for grant.
      2002 Supplemental Stock Plan. The Company adopted the 2002 Supplemental Stock Plan (“2002 Plan”) effective June 25, 2002. Under the 2002 Plan, non-statutory options may be granted to employees, consultants and outside directors with an exercise price equal to at least 85 percent of the fair market value per share of the Company’s common stock on the date of grant. The 2002 Plan expires June 24, 2012, unless earlier terminated in accordance with plan provisions. The 2002 Plan also terminates automatically upon certain extraordinary events, such as the sale of substantially all of the Company’s assets, a merger in which the Company is not the surviving entity or acquisition of 50 percent or more of the beneficial ownership in the Company’s common stock by other parties. Upon such an event, all options become fully exercisable. Through

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, there were options to purchase 140,000 shares of the Company’s common stock outstanding under the 2002 Plan and options to purchase 295,000 shares were available for grant.
      Option Arrangements Outside of Plans. In addition to the option plans described above, on March 3, 2003, the Company granted options to purchase 750,000 shares of common stock to the current President and Chief Operating Officer. The options were granted at $2.25 per share; 250,000 of the options are available for accelerated vesting based on the attainment of certain milestones and objectives or five years, whichever comes first. Twenty-five percent of the remaining 750,000 options vest on the first anniversary with the balance ratably over three years.
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
      All options granted pursuant to the Company’s stock-based compensation plans are subject to immediate vesting upon a change in control as defined in the respective plan, except for special provisions in the case of the 2004 Stock Incentive Plan as described above.

Stockholder Rights Plan
      In April 1999, the Company adopted a stockholder rights plan (the Plan) in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock held as of the close of business on April 15, 1999. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive the Company’s stockholders of their interest in the long-term value of the Company. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company’s common stock (subject to certain exceptions stated in the Plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 15 percent or more of the Company’s common stock. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the Company’s common stock (subject to certain exceptions stated in the Plan), the rights are redeemable for $0.01 per right at the option of the Board of Directors. The rights will expire at the close of business on April 15, 2009 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the rights are earlier redeemed or exchanged by the Company.

11.	Income Taxes
      The composition of the federal and state income tax provision (benefit) from continuing operations is as follows:

	Years Ended
	December 31,

	2003	2004	2005

	(In thousands)
Federal	$—	$—	$(705)
State	—	—	(124)

Total	$—	$—	$(829)

      The 2005 tax benefit is the result of current year pre-tax book losses being utilized against pre-tax book income from discontinued operations. There is an offsetting tax provision within discontinued operations.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the tax effects of temporary differences, which give rise to significant portions of the deferred tax assets at December 31:

	2004	2005

	(In thousands)
Deferred tax assets (liabilities):
Depreciation and amortization	(27)	468
Nondeductible reserves and accruals	2,899	2,280
Investment in stock of discontinued operation	—	10,468
Research and experimentation tax credit carryforwards	1,000	1,000
Net operating loss carryforwards	38,468	42,578
Capital loss carryforwards	5,279	5,279
Other	752	1,417

	48,371	63,490
Valuation allowance	(48,371)	(63,490)

Net deferred tax assets	$—	$—

      During 2005, in connection with the presentation of Timm Medical Technologies, Inc. (“Timm Medical”) as a discontinued operation (see Note 8), the Company recorded a deferred tax asset of $10.5 million for the tax in excess of financial statement basis in the stock of Timm Medical. As a result of continued operating losses and, in 2005, the recording of a deferred tax asset for the tax in excess of financial statement basis in the stock of Timm Medical, the valuation allowance increased by $13.0 million and $15.1 million during the years ended December 31, 2004 and 2005, respectively. Due to the Company’s history of operating losses, management has not determined that it is more likely than not that the Company’s deferred tax assets will be realized through future earnings. Accordingly, valuation allowances have been recorded to fully reserve the Company’s deferred tax assets as of December 31, 2004 and 2005.
      Actual income tax expense differs from amounts computed by applying the United States federal income tax rate of 34 percent to pretax loss as a result of the following:

	Years Ended December 31,

	2003	2004	2005

	(In thousands)
Computed expected tax benefit	$(8,487)	$(10,846)	$(5,327)
Nondeductible expenses	287	78	89
Increase in valuation allowance	9,572	12,950	4,490
State taxes	(1,372)	(1,861)	(81)
Other	—	(321)	—

Actual tax expense (benefit)	$—	$—	$(829)

      As of December 31, 2005, the Company has federal and California net operating loss carryforwards of $108.5 million and $33.6 million, respectively. The Company also has approximately $60.8 million in net operating loss carryforwards in various other states. The federal net operating loss carryforwards begin to expire in 2011 and the state net operating loss carryforwards begin to expire in 2006. In addition, the Company has federal and state research and experimentation credit carryforwards of $0.7 million and $0.3 million, respectively. The federal research and experimentation credit carryforwards begin to expire in 2011 and the state research and experimentation credit carryforwards do not expire.

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

Sanarus Medical Inc.
      In October 1999, the Company entered into a strategic alliance with Sanarus Medical, Inc. (Sanarus), a privately held medical device company. The Company received 200,041 Series A voting convertible preferred shares for $0.3 million and a warrant to acquire 3,166,000 common shares for $0.01 per share in consideration for entering into a manufacturing, supply and license agreement (the “1999 Agreement”). The 1999 Agreement provided Sanarus an exclusive, royalty-free, worldwide non-sublicenseable right to develop, manufacture and sell products using cryoablation technology developed by the Company for use in the field of gynecology and breast diseases. The warrant is exercisable at any time through October 12, 2009. In June 2001, the 1999 Agreement was amended (the 2001 Agreement) to provide for (i) the termination of Sanarus’s exclusive, royalty-free, worldwide non-sublicenseable right under the 1999 Agreement; (ii) Sanarus’s grant to the Company of an exclusive (even as to Sanarus), worldwide, irrevocable, fully paid-up right to develop, manufacture and sell products using certain Sanarus technology for use in the diagnosis, prevention and treatment of prostate, kidney and liver diseases, disorders and conditions; and (iii) the Company’s grant to Sanarus of an exclusive (even as to the Company), worldwide, irrevocable, fully paid-up right to develop, manufacture and sell products using certain of the Company’s technology for use in the diagnosis, prevention and treatment of gynecological and breast diseases, disorders and conditions.
      In June 2001, the Company provided a bridge loan to Sanarus in the amount of $0.3 million and received a warrant to purchase 36,210 shares of Series B voting preferred stock. The loan was repaid in July 2001. In April 2003, the Company and other investors entered into a second bridge loan financing in which Sanarus issued to the Company a convertible promissory note in the aggregate amount of $0.6 million and a warrant to purchase equity shares in Sanarus with an aggregate exercise price of up to $0.3 million. Upon completion of an equity financing by Sanarus in October 2003, the bridge loan and warrant were canceled in exchange for 908,025 shares of Series C voting preferred stock and a warrant to purchase 308,823 Series C shares at $0.68 per share. As of December 31, 2005 and 2004, the Company’s voting interest in Sanarus was approximately 5.2 percent.
      The Company’s former Chief Executive Officer and Chairman of the Board was a member of Sanarus’s Board of Directors through October 22, 2003. A former member of the Company’s Board of Directors is also a member of Sanarus’s Board of Directors, and is an officer and partner in a venture fund that in the aggregate beneficially owns more than 10 percent of the outstanding Series A preferred stock of Sanarus. The total investment in Sanarus of $0.9 million as of December 31, 2004 and 2005 is included in investments and other assets. The investment is recorded at cost since the Company does not exercise significant influence over the operations of Sanarus.

CryoFluor Therapeutics
      Effective December 21, 2004, the Company and CryoFluor Therapeutics, LLC (“CryoFluor”) entered into a Services Agreement and First Amendment to CryoFluor’s Operating Agreement. Under the Services Agreement, the Company will provide to CryoFluor certain product design and development services, which consist of both preclinical stage services and clinical stage services.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In exchange for the preclinical stage services, CryoFluor issued 500,000 ownership units to the Company on December 21, 2004, which are subject to vesting as described below. In exchange for the clinical stage services, the Services Agreement provides that on an agreed upon date (the “Second Tranche Date”), CryoFluor shall issue to the Company an additional 445,000 ownership units subject to completion of the preclinical services and compliance with all of the Company’s obligations to be performed by the Second Tranche Date. Each ownership unit has an ascribed value of $1.00.
      The ownership units are subject to vesting as follows: (i) 50,000 of the units vested on December 21, 2004; (ii) 44,500 units upon the Second Tranche Date; (iii) 450,000 units upon completion of the preclinical services and CryoFluor’s acceptance of the Company’s report relating to the preclinical services; and (iv) the remaining 400,500 units upon completion of the clinical services and CryoFluor’s acceptance of the Company’s report relating to the clinical services. In the event of a termination of the Services Agreement for any reason, all ownership units that have not vested as of the termination date will be forfeited. As of December 31, 2005, the Company completed the preclinical services and has vested in 500,000 units constituting 13 percent of CryoFluor’s outstanding ownership interests as of such date.
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
      Since CryoFluor is a development stage company and the fair value of the Company’s contracted services could not be accurately determined, the Company has recorded a valuation allowance against the ascribed value of its minority interest investment in CryoFluor. The Company accounted for its investment in CryoFluor using the cost method.

CryoDynamics, LLC — Research & Development Agreement
      On November 8, 2005, the Company entered into a commercialization agreement (the “Agreement”) with CryoDynamics, LLC to design and develop a cryosurgical system utilizing nitrogen gas. The parties will jointly own all rights relating to the technology (Development Inventions). To assist CryoDynamics in its research and development efforts, the Company will advance CryoDynamics $42,500 per month, effective October 1, 2005 until such time as either party enters into a license agreement based upon the nitrogen system with an independent third party that results in CryoDynamics receiving an amount sufficient to repay the advances.
      Under the Agreement, CryoDynamics grants to the Company an exclusive, worldwide license (with the right to sublicense) to the Development Inventions and pre-existing technology in all medical fields of use. The Company will also grant to CryoDynamics an exclusive, worldwide license (with the right to sublicense) to such Development Inventions in specified fields of use. Royalties and license fees will be determined in accordance with the Agreement. The Agreement also provides for a right of first refusal should CryoDynamics intend to accept an offer from any potential buyer for the sale of all or part of CryoDynamics’s business.
      The Agreement will continue until the later of (a) December 31, 2015, or (b) expiration of the parties’ obligations to pay royalties, or until the Agreement is terminated because of breach, insolvency or bankruptcy.
      Since repayment of amounts advanced under the agreement is contingent upon the successful development, commercialization and licensing of the technology and is not reasonably assured, these advances will be expensed as incurred. The Company recorded $0.1 million of research and development costs for the year ended December 31, 2005 in connection with the Agreement.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patent, Licensing, Royalty and Distribution Agreements
      The Company has entered into other patent, licensing and royalty agreements with third parties, some of whom also have consulting agreements with the Company and are owners of or affiliated with entities which have purchased products from the Company. These agreements historically generally provide for purchase consideration in the form of cash, common shares, warrants or options and royalties based on a percentage of sales related to the licensed technology, subject to minimum amounts per year. The patents and licensing rights acquired are recorded based on the fair value of the consideration paid. Options and warrants issued are valued using the Black-Scholes option pricing model. These assets are amortized over their respective estimated useful lives. Royalty payments are expensed as incurred.
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

Leases
      The Company leases office space and equipment under operating leases, which expire at various dates through 2007. Some of these leases contain renewal options and rent escalation clauses. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases consist of the following (in thousands):

Year ending December 31, 2006	$553
2007	120
2008	13

$686

Employment and Severance Agreements
      The Company has entered into employment agreements with certain executives which provide for annual base salaries and cash incentive payments of up to 85 percent of base salary subject to attainment of corporate goals and objectives pursuant to incentive compensation programs approved by the Company’s board of directors, and stock options. The agreements provide for severance payments if the executive is terminated other than for cause or terminates for good reason as defined. The options vest over specified time periods with accelerated vesting upon attainment of performance targets in certain instances.

Former Officers

Former Chief Executive Officer and Chairman of the Board
      The Company entered into a Separation Agreement and a one-year Consulting Agreement with the Company’s former Chief Executive Officer and Chairman of the Board (the “former CEO”), each effective as of July 31, 2003. Under the Separation Agreement, the former CEO was entitled to receive a $0.4 million severance payment, in addition to accrued and unpaid wages and unused vacation time. The former CEO waived all rights to which he is or may be entitled under the Company’s 2002 Separation Benefits Plan. In exchange for an additional $0.4 million upfront payment, under the provisions of the Consulting Agreement, as amended, the former CEO agreed to a one-year covenant not to compete and during its term, he was

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
required to provide consulting services at the direction of management for a minimum of eight hours per quarter. The former CEO continued to participate in the Company’s benefit plans for 24 months. Of the former CEO’s outstanding vested stock options, 565,000 will continue to remain outstanding as permitted under the 1995 Stock Plan, and 200,000 of his outstanding stock options were terminated. The Company recorded a charge of $0.8 million in the third quarter of 2003 for the severance and related benefits. The Separation Agreement and Consulting Agreement further provide that the former CEO is required to repay the severance payment and consulting fees received upon either (i) his conviction in a court of law, or entering into a plea of guilt or no contest to, any crime directly relating to his activities on behalf of the Company during his employment, or (ii) successful prosecution of an enforcement action by the SEC against him. The total severance payment due of $0.8 million was deposited into an escrow account and was released from the escrow account in March 2004. In the third quarter of 2004, the former CEO exercised options to purchase 325,000 shares at $0.18 per share. Options for the remaining 240,000 shares expired unexercised.

Former Chief Financial Officer and Chief Operating Officer
      The Company entered into an employment agreement, dated March 3, 2003 (the “Employment Agreement”), with the Company’s former Chief Financial Officer and Chief Operating Officer (the “former CFO/COO”). Under the agreement, the Company was required to pay the former CFO/COO a base salary of $0.2 million and cash bonus of up to $88,000 per year. The Employment Agreement also provided that all of the former CFO/COO’s options to purchase 385,000 shares of common stock would be cancelled and replaced by immediately exercisable options to be granted between September 4, 2003 and November 3, 2003. The replacement options were issued on October 30, 2003 at an exercise price of $4.50 per share, which is equal to the fair market value of the common stock on the date of grant.
      The Employment Agreement also provided that upon any Qualified Termination (as defined), the former CFO/COO would be entitled to a cash payment of $0.6 million, continued participation in the Company’s benefit plans for 24 months, a $50,000 relocation allowance and an additional payment to cover the tax liabilities relating to the allowance. Effective July 31, 2003, the Company terminated the former CFO/COO’s employment other than for cause. The Company recorded a third quarter charge for $0.7 million for severance, medical, and relocation benefits due under the Qualified Termination provisions. In addition, the Company recorded a third quarter charge for $1.7 million for the fair value of the 385,000 replacement options determined using the Black-Scholes option pricing model.
      Under the Employment Agreement, the former CFO/COO is required to repay all amounts received in a Qualified Termination upon (i) the former CFO/COO’s conviction in a court of law, or entering into a plea of guilt or no contest to, any crime directly relating to his activities on behalf of the Company during his employment, or (ii) successful prosecution of an enforcement action by the SEC against the former CFO/COO. The total severance payments due of $0.6 million were deposited into an escrow account and were released from the escrow account in March 2004.

Former Chief Financial Officer
      On August 27, 2004, the Company executed a General Release of All Claims (the “General Release”) with its then Chief Financial Officer (the “former CFO”), which was effective as of August 10, 2004. Pursuant to the terms of the General Release, the Company agreed to continue to pay the former CFO her current base salary of $0.2 million per year via semi-monthly salary continuation payments for a period of 12 months and continuation of her health benefits pursuant to COBRA for one year. Finally, the Company agreed to permit the former CFO to continue to vest in all stock options previously granted by the Company through July 31, 2005 and recorded stock-based compensation expense of $0.1 million. In 2005 and 2004, the former CFO exercised options for the purchase of 130,208 and 15,625 common shares, respectively. The remaining vested options expired unexercised.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Executive Separation Benefits Plan
      Effective July 17, 2002, the Company adopted the 2002 Executive Separation Benefits Plan (“Separation Plan”) to provide separation benefits to certain designated employees. The Separation Plan provided that, in the case of any “Covered Termination,” the participants would receive from six months to two years of their base salary plus the maximum bonus, as defined. Covered Terminations included termination by the employee for good reason after a change in control, by the employee for any or no reason during the 30-day period immediately following the six-month anniversary of a change in control, or voluntarily by the Company or its successor after a change in control for a reason other than cause, death or disability. Participants were also entitled to continued eligibility for the Company’s benefit program for a period equal to the number of months of base pay to be received. Effective July 2004, the Company terminated the Separation Plan.

Employee Benefit Plans
      The Company has a 401(k) savings plan covering substantially all employees. The Plan currently provides for a discretionary match of amounts contributed by each participant as approved by the Compensation Committee of the Board of Directors. No matching contributions were made in 2003, 2004 or 2005.

Legal Matters
      The Company has been in settlement discussions with the staff of the SEC regarding the terms of a settlement of the previously announced investigation commenced by the SEC in January 2003 related to allegations that the Company and certain of its current and former officers and directors issued, or caused to be issued, false and misleading financial statements in prior periods. The proposed settlement, which has been agreed upon by the staff of the SEC and remains subject both to final approval by the SEC and court, includes the following principal terms: (i) the Company would pay a total of $750,000 in civil penalties (accrued during the year ended December 31, 2004); (ii) the Company would agree to a stipulated judgment enjoining future violations of securities laws; and (iii) the Company would agree to maintain various improvements in the Company’s internal controls that have previously been implemented. If approved, the proposed settlement would resolve all claims against the Company relating to the formal investigation that the SEC commenced in January 2003.
      The Department of Justice (DOJ) is conducting an investigation into allegations that the Company and certain of its former officers, a former director and one current employee intentionally issued, or caused to be issued, false and misleading statements regarding the Company’s financial results and related matters. The DOJ’s investigation is ongoing and is not affected by the proposed settlement with the SEC described above.
      The Company carries $20 million of directors’ and officers’ liability insurance coverage under four policies with limits of $5 million each. The primary carrier reimbursed the Company’s defense costs up to the limits of its $5 million policy. However, the three excess carriers, representing $15 million of the $20 million of coverage, filed arbitration complaints seeking rescission of the policies. In December 2004 and February 2005, the Company reached settlement with two of the three excess carriers to reimburse the Company for current and future legal defense and litigation settlement costs totaling $6.3 million. On December 1, 2005, the Company entered into a settlement agreement with the third excess carrier pursuant to which the Company returned $1.0 million of the $5.0 million previously funded by the carrier toward litigation settlement costs. Under the settlement agreements, the Company also granted mutual releases to each of the carriers.
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

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On December 6, 2002, Frederick Venables filed a purported derivative action against the Company and certain former officers, certain former board members and one current board member in the California Superior Court for the County of Orange alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Pursuant to a stipulation filed on or about April 23, 2004 and approved by the court, the deadline to respond to the complaint was stayed until 2005. The complaint sought unspecified monetary damages, equitable relief and injunctive relief based upon allegations that the defendants issued false and misleading statements regarding the Company’s revenues and expenses in press releases and SEC filings. On December 6, 2004, the Company executed a settlement agreement with the plaintiff and his counsel. On December 8, 2004, the Court issued a final order approving the agreement and dismissing the derivative lawsuit. Under the agreement, in exchange for the plaintiff’s release of all claims, the Company paid a total of $0.5 million in cash prior to December 31, 2004 to cover the fees and expenses of the plaintiff’s counsel. The agreement also requires the Company to maintain various corporate governance measures for a period of at least two years, unless a modification is necessary in the good faith business judgment of the Company’s Board of Directors.
      In December 2002, the Company filed a demand for arbitration before the American Arbitration Association in Minnesota against a former employee. The complaint included various claims in response to which the employee made several counterclaims. In March 2003, the Company was notified by the United States Department of Labor that counsel for the employee had presented a letter of complaint alleging that the Company, its former CEO and former CFO/COO violated 18 U.S.C. § 1514A by improperly retaliating against the employee. In December 2003, the Company and the employee agreed to settle all claims on mutually acceptable terms without the admission of liability by any party for an amount that is not significant.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pursuant to the settlement, the employee withdrew his letter of complaint, and the Department of Labor has indicated that it considers this matter closed.
      In addition, the Company, in the normal course of business, is subject to various other legal matters, which management believes will not individually or collectively have a material adverse effect on the Company’s results of operations or cash flows of a future period. The results of litigation and claims cannot be predicted with certainty, and the Company cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows. As of December 31, 2005, except for the matters indicated above for which the Company has accrued $0.8 million, the Company has not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and the potential liability cannot be reasonably estimated at this time. Management’s evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future. The Company has purchased directors’ and officers’ liability and other insurance which may fund certain losses, including defense costs, related to the above litigation matters. These recoveries will be recorded when the amounts are determined to be recoverable from the insurance carriers.
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

14.	Line of Credit
      On October 26, 2005, the Company entered into a one year Loan and Security Agreement with a bank which provides up to $4 million on a revolving line of credit for working capital purposes. Borrowings under the revolving line of credit are subject to a borrowing base formula based upon eligible accounts receivable and inventories. The Company has not incurred any borrowing under this arrangement as of and subsequent to December 31, 2005.
      Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on the Prime Rate plus a loan margin based on the Company’s quick ratio, as defined. The revolving line of credit is collateralized by substantially all of the Company’s assets.
      The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the bank.

15.	Related Party Transactions
      In February 2002, the Company purchased the patents to certain cryosurgical technologies and a covenant not to compete from a cryosurgeon inventor for 100,000 shares of the Company’s common stock valued at $1.4 million, of which $1.1 million (75,000 shares) was allocated to the patent to be amortized over 15 years and the remaining $0.3 million (25,000 shares) was allocated to the covenant to be amortized over five years.
      The agreement also requires the seller to perform certain consulting services over 15 years for the consideration received. No consideration was allocated to the consulting agreement since its value could not be accurately measured. In January 2003, the Company extended a $344,000 loan to the seller to assist with the payment of related federal income taxes arising from the 2002 asset sale. The loan is secured by the shares issued, bears interest at 1.8 percent and is due in January 2007.

ENDOCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Results of Operations (Unaudited)
      The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share data).

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues from continuing operations	$6,867	$6,919	$7,008	$7,481

Cost of revenues from continuing operations	$4,186	$3,924	$3,809	$3,819

Loss from continuing operations	$(5,219)	$(4,522)	$(2,997)	$(2,101)

Net loss	$(4,506)	$(4,196)	$(2,460)	$(2,517)

Loss from continuing operations per share of common stock — basic and diluted	$(0.17)	$(0.15)	$(0.10)	$(0.07)
Net loss per share of common stock — basic and diluted	$(0.15)	$(0.14)	$(0.08)	$(0.08)
Weighted average shares of common stock outstanding — basic and diluted	29,988	30,060	30,069	30,081

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenues from continuing operations	$5,325	$6,244	$6,223	$6,389

Cost of revenues from continuing operations	$3,302	$3,355	$3,485	$3,443

Loss on divestitures, net	$—	$—	$—	$(711)

Loss from continuing operations	$(8,441)	$(5,414)	$(13,467)	$(4,579)

Net loss	$(8,623)	$(5,620)	$(19,257)	$(4,118)

Loss from continuing operations per share of common stock — basic and diluted	$(0.35)	$(0.23)	$(0.56)	$(0.19)
Net loss per share of common stock — basic and diluted	$(0.36)	$(0.23)	$(0.80)	$(0.17)
Weighted average shares of common stock outstanding — basic and diluted	24,088	24,000	24,175	24,342

ENDOCARE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at the				Balance at
	Beginning of	Charges to			the End of
	the Period	Operations	Other	Deductions	the Period

	(In thousands)
2003
Allowance for Doubtful Receivables and Sales Returns	$1,624	$658	$—	$(296)	$1,986
2004
Allowance for Doubtful Receivables and Sales Returns	$1,986	$(726)	$—	$(1,186)	$74
2005
Allowance for Doubtful Receivables and Sales Returns	$74	$10	$—	$(14)	$70

Amounts exclude discontinued operations.

EXHIBIT INDEX

Exhibit No.		Description

2	.1(1)	Partnership Interest Purchase Agreement, dated as of December 30, 2004, by and between the Company and Advanced Medical Partners, Inc.
2	.2(2)	Stock Purchase Agreement, dated as of January 13, 2006, by and among Plethora Solutions Holdings plc, Endocare, Inc. and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.
2.3		$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to Endocare, Inc.
3	.1(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(3)	Restated Certificate of Incorporation.
3	.4(4)	Amended and Restated Bylaws of the Company.
4	.1(5)	Form of Stock Certificate.
4	.2(6)	Form of Series A Warrant.
4	.3(6)	Form of Series B Warrant.
4	.4(7)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.
4	.5(8)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.
10	.1(9)	Lease Agreement, dated November 26, 2001 by and between the Company and the Irvine Company.
†10	.2(9)	Form of Indemnification Agreement by and between the Company and its directors.
†10	.3(9)	Form of Indemnification Agreement by and between the Company and its executive officers.
†10	.4(10)	1995 Director Option Plan (as amended and restated through March 2, 1999).
†10	.5(11)	1995 Stock Plan (as amended and restated through December 30, 2003).
†10	.6(12)	2002 Supplemental Stock Plan.
†10	.7(12)	2002 Executive Separation Benefits Plan.
†10	.8(13)	Employment Agreement, dated as of March 3, 2003, by and between the Company and William J. Nydam.
10	.9(14)	Consulting Agreement, dated as of August 27, 2003, by and between the Company and Craig T. Davenport.
†10	.10(15)	Employment Agreement, dated as of December 15, 2003, by and between the Company and Craig T. Davenport.
†10	.11(16)	Employment Agreement, dated as of August 11, 2004, by and between the Company and Michael R. Rodriguez.
†10	.12(17)	2004 Stock Incentive Plan.
†10	.13(18)	2004 Non-Employee Director Option Program under 2004 Stock Incentive Plan.
†10	.14(18)	Form of Award Agreement Under 2004 Stock Incentive Plan.
10	.15(18)	Stipulation of Settlement, dated as of November 1, 2004, relating to securities class action lawsuit.
†10	.16(18)	Description of Craig Davenport salary adjustment, effective December 2004.
10	.17(18)	Confidential Settlement Agreement and Release, dated as of December 14, 2004, by and between the Company and certain Underwriters at Lloyd’s, London.
10	.18(18)	Release and Settlement Agreement, dated as of December 16, 2004, by and between the Company and National Union Fire Insurance Company.

Exhibit No.		Description

†10	.19(19)	Description of William J. Nydam salary adjustment, effective February 2005.
†10	.20(19)	Description of Michael R. Rodriguez salary adjustment, effective February 2005.
10	.21(19)	Confidential Settlement Agreement and Release, dated as of February 18, 2005, by and between the Company and Great American E&S Insurance Company.
†10	.22(20)	2004 Management Incentive Compensation Program.
†10	.23(20)	2005 Management Incentive Compensation Program.
10	.24(6)	Purchase Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).
10	.25(6)	Registration Rights Agreement, dated as of March 10, 2005, by and between Endocare and the Investors (as defined therein).
†10	.26(21)	First Amendment to Employment Agreement with Craig T. Davenport, dated as of April 28, 2005.
†10	.27(22)	Description of director compensation, as amended on September 14, 2005.
10.28		Loan and Security Agreement, dated as of October 26, 2005, by and among Endocare, Inc., Timm Medical Technologies, Inc. and Silicon Valley Bank.
10.29		Commercialization Agreement, dated as of November 8, 2005, by and between Endocare, Inc. and CryoDynamics, LLC.
10.30		Confidential Settlement Agreement and Release, dated as of December 1, 2005, by and between Endocare, Inc. and Liberty Mutual Insurance Company.
21	.1(23)	Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney, included on signature page.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 6, 2005.

(2)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(5)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(7)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(8)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(9)	Previously filed as an exhibit to our Form 10-K filed on March 29, 2002.

(10)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed on June 2, 1999.

(11)	Previously filed as an appendix to our Definitive Proxy Statement filed on December 3, 2003.

(12)	Previously filed as an exhibit to our Form 10-K filed on December 3, 2003.

(13)	Previously filed as an exhibit to our Form 8-K filed on March 27, 2003.

(14)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(15)	Previously filed as an exhibit to our Form 8-K filed on December 16, 2003.

(16)	Previously filed as an exhibit to our Form 8-K filed on August 12, 2004.

(17)	Previously filed as an appendix to our Definitive Proxy Statement filed on August 6, 2004.

(18)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2005.

(19)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2005.

(20)	Previously filed as an exhibit to our Form 8-K filed on March 1, 2005.

(21)	Previously filed as an exhibit to our Form 8-K filed on May 3, 2005.

(22)	Previously filed as an exhibit to our Form 8-K filed on September 16, 2005. Our director compensation program was subsequently amended on February 23, 2006, as described in our Form 8-K filed on March 1, 2006.

(23)	Not applicable because, as a result of our sale of Timm Medical on February 10, 2006, we do not have any subsidiaries that constitute “significant subsidiaries” under Rule 1-02(w) of Regulation S-X.