Form 10-Q
period 2006-03-31
ENDOCARE INC
filed 2006-05-10
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐; (2) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐            Accelerated Filer ☑            Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at March 31, 2006 was 30,154,977.

Endocare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)
Total revenues	$7,262	$6,867

Costs and expenses:
Cost of revenues	3,766	4,187
Research and development	1,012	423
Selling and marketing	3,769	3,205
General and administrative.	3,994	3,643
Impairment charge	—	26

Total costs and expenses	12,541	11,484

Loss from operations	(5,279)	(4,617)
Interest expense, net	(46)	(602)

Loss from continuing operations before taxes	(5,325)	(5,219)
Tax benefit on continuing operations	151	—

Loss from continuing operations	(5,174)	(5,219)
Income from discontinued operations (including gain on disposal of $418 in 2006), net of taxes	245	713

Net loss	$(4,929)	$(4,506)

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.17)	$(0.17)
Discontinued operations	$0.01	$0.02
Weighted average shares of common stock outstanding	30,143	29,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,047	$8,108
Accounts receivable, net	4,051	3,549
Inventories, net	2,222	2,462
Prepaid expenses and other current assets	1,434	1,213
Assets of discontinued operations	—	9,624

Total current assets	18,754	24,956

Property and equipment, net	1,607	1,794
Intangibles, net	4,028	4,167
Investments and other assets	2,401	1,320

Total assets	$26,790	$32,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,107	$2,680
Accrued compensation	2,853	3,614
Other accrued liabilities	6,647	6,629
Liabilities of discontinued operations	—	1,461

Total current liabilities	12,607	14,384

Common stock warrants	5,235	5,023

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 30,155 and 30,089 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	30	30
Additional paid-in capital	179,524	178,477
Accumulated deficit	(170,606)	(165,677)

Total stockholders’ equity	8,948	12,830

Total liabilities and stockholders’ equity	$26,790	$32,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,929)	$(4,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs related to assets held for sale	—	(609)
Gain on divestiture	(418)	—
Depreciation and amortization	463	1,037
Impairment charge	—	26
Loss on disposals of fixed assets	204	8
Compensation expense related to issuance of options and warrants	900	2
Minority interests	—	(214)
Interest expense related to common stock warrants	212	651

Changes in operating assets and liabilities:
Accounts receivable	(271)	(332)
Inventories	16	(270)
Prepaid expenses and other current assets	112	(54)
Accounts payable	150	322
Accrued compensation	(784)	(590)
Other accrued liabilities	6	(1,521)

Net cash used in operating activities	(4,339)	(6,050)

Cash flows from investing activities:
Purchases of property and equipment	(51)	(34)
Proceeds from divestitures	7,277	850

Net cash provided by investing activities	7,226	816

Cash flows from financing activities:
Stock options and warrants exercised	52	22
Proceeds from sale of common stock and warrants, net of issuance costs	—	14,717

Net cash provided by financing activities	52	14,739

Net increase in cash and cash equivalents	2,939	9,505
Cash and cash equivalents, beginning of period	8,108	7,985
Less: Cash of discontinued operations	—	(70)

Cash and cash equivalents, end of period	$11,047	$17,420

Non-cash activities:
Transfer of inventory to property and equipment	$250	$289
Note receivable received in divestiture	1,425	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)
(Unaudited)
1. Organization and Operations of the Company
     We are a medical device company focused on developing, manufacturing and selling cryoablation products which have the potential to assist physicians in improving and extending life by use in the treatment of cancer and other tumors. We were formed in 1990 as a research and development division of Medstone International, Inc. (“Medstone”), a manufacturer of shockwave lithotripsy equipment for the treatment of kidney stones. Following its incorporation under the laws of the state of Delaware in 1994, we became an independent, publicly-owned corporation upon Medstone’s distribution of our stock to the existing stockholders on January 1, 1996.
     Through February 10, 2006, we also offered vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction through our wholly-owned subsidiary (Timm Medical), which was sold to a third party effective February 10, 2006 (see Note 4 — “Sale of Timm Medical”). The operating results of Timm Medical through the date of sale are included in discontinued operations.
2. Basis of Presentation
     Following the rules and regulations of the Securities and Exchange Commission (the “SEC”), we have omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2006.
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2006, we had an accumulated deficit of $170.6 million and cash and cash equivalents of $11.0 million. We expect to continue to generate losses from operations for the foreseeable future though such losses are expected to decline. In addition to the cash needed to fund our ongoing operations, there will continue to be substantial demands on cash related to ongoing investigations of our historical accounting and financial reporting. Regulators may fine us, or we may agree to make one or more settlement payments in order to resolve the matters under investigation. We also have obligations to indemnify our former officers and former directors in connection with those investigations.
     For the year ended December 31, 2005, we incurred $1.1 million (net of insurance reimbursement), in legal expenses, related to these matters. We also face large cash expenditures in the future related to past due state and local sales and use tax obligations, for which we estimated and accrued $2.9 million as of March 31, 2006. We currently are in negotiations with various states to resolve past due taxes. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time. We also expect to pay $750,001 in civil penalties and disgorgement when the proposed settlement with the SEC is approved. We placed this amount in escrow in April 2006, as described below in “Note 9 — Commitments and Contingencies.”
     We have continued to experience growth in cryosurgical disposable products and procedure fee revenues. We have significantly reduced our operating expenses through streamlining our corporate organization, elimination or deferral of some longer-term research and development and clinical and marketing activities, reconfiguration of our products to reduce manufacturing costs, transferring manufacturing to lower cost suppliers and in general better controlling operating expenses.

     We will use existing cash reserves, which includes the net proceeds from our March 2005 private placement and the sale of Timm Medical described below to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with Silicon Valley Bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. This line of credit permits us to borrow up to the lesser of $4.0 million or amounts available under the Borrowing Base. The “Borrowing Base” is (i) 80 percent of our eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of our eligible inventory or $500,000. To date, we have not borrowed any amounts under this line of credit.
     If we are not able to significantly increase our revenues and thereby generate sufficient cash from our operations over the next several months, then we will need to raise additional capital, which may not be available on terms acceptable to us, or at all. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short term liquidity. Additional debt financing, if available, may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Additional equity financing may cause our existing stockholders to experience substantial dilution and negatively affect our stock price.
     If we fail to adequately address our liquidity concerns, then our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
4. Sale of Timm Medical
     We acquired Timm Medical Technologies, Inc. (Timm Medical) in February 2002. During 2003, we divested certain non-core product lines of Timm Medical. In July 2004, we began actively marketing Timm Medical to potential buyers as part of an overall plan to raise additional capital. We reported Timm Medical as an asset held for sale effective July 31, 2004 and recorded an impairment charge totaling $5.9 million to reduce the carrying value of Timm Medical to fair value, less costs to sell. Following the completion of the $15.6 million private placement in March 2005 (see Note 5 - “Private Placement of Common Stock and Warrants”), we reclassified Timm Medical as held and used in the first quarter of 2005 as we were no longer seeking a buyer and had ceased all marketing efforts. As a result of this change in plan, included in net income from discontinued operations for the quarter ended March 31, 2005 is $0.4 million in depreciation and amortization expense for fixed assets and intangibles for the period from July 31, 2004 to March 31, 2005 and $0.6 million income as a result of the elimination of the estimated costs to sell, which was previously recorded as a component of the impairment charge in 2004.
     In late 2005, we received substantive expression of interest from Plethora Solutions Holdings plc (Plethora), a company listed on the London Stock Exchange, to acquire Timm Medical and the parties entered into a Stock Purchase Agreement on January 13, 2006. The transaction closed on February 10, 2006. We will not receive significant direct cash flows from Timm Medical or have significant continuing involvement in its operations after the sale. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Timm Medical were classified as discontinued operations in the condensed consolidated financial statements for each period presented. The assets and liabilities of Timm Medical as of December 31, 2005 have been classified as current. Sale proceeds (net of $0.6 million in transaction costs) totaled $8.9 million and resulted in a gain on sale of $418,000 in the first quarter of 2006. Gross proceeds of $9.5 million include cash of $8.1 million and a two-year, five percent promissory note secured by the assets of Timm Medical. The note is convertible into Plethora’s ordinary shares at any time at our option. If Plethora’s shares trade above a specified price for 20 consecutive days, Plethora has the option to require conversion. Net cash proceeds from divestiture was $7.2 million (after $0.6 million in transaction costs and $0.3 million in cash of Timm Medical as of the date of disposition).
     We agreed to retain certain assets and liabilities of Timm Medical, including all tax liabilities ($1.1 million), obligations and rights to a $2.7 million note receivable from the sale of Timm Medical’s urinary incontinence product line in 2003, certain litigation to which Timm Medical is a party and Urohealth BV (Timm Medical’s wholly-owned subsidiary with insignificant operations). Assets and liabilities we retained and their related revenues and expenses are excluded from discontinued operations. The Stock Purchase Agreement requires an indemnification escrow of $1.4 million (proceeds from the note receivable) to indemnify Plethora against certain claims and liabilities.

     Assets and liabilities of discontinued operations as of December 31, 2005 include the following:

Assets:
Cash, inventories and other current assets	$1,216
Property and equipment, net	75
Goodwill, net	4,552
Intangibles, net	3,716
Other assets	65

Total assets	$9,624

Liabilities:
Accounts payable and other current liabilities	$942
Other accrued liabilities	519
Costs to sell	—

Total liabilities	1,461

Net assets	$8,163

     Revenues for Timm Medical were $1.0 million (through date of sale) and $2.3 million for the three months ended March 31, 2006 and 2005, respectively.
5. Private Placement of Common Stock and Warrants
     On March 11, 2005, we completed a private placement of 5,635,378 shares of our common stock and detachable warrants to purchase 3,944,748 common shares at an offering price of $2.77 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. Of the total warrants, 1,972,374 have an initial exercise price of $3.50 (Series A warrants) per share and 1,972,374 have an initial exercise price of $4.00 (Series B warrants) per share. The warrants expire on March 11, 2010 unless exercised before then. Two members of our management team made personal investments totaling $0.7 million in the aggregate, and a member of our board of directors invested $0.3 million.
     The warrants initially are exercisable at any time during their term for cash only. The warrants may be exercised on a cashless exercise basis in limited circumstances after the first anniversary of the closing date if there is not an effective registration statement covering the resale of the shares underlying the warrants. Each warrant is callable by Endocare at a price of $0.01 per share underlying such warrant if Endocare’s stock trades above certain dollar thresholds ($6.50 for the Series A warrants and $7.50 for Series B warrants) for 20 consecutive days commencing on any date after the effectiveness of the registration statement, provided that (a) we provide 30-day advanced written notice (Notice Period), (b) we simultaneously call all warrants on the same terms and (c) all common shares issuable are registered. Holders may exercise their warrants during the Notice Period and warrants which remain unexercised will be redeemed at $0.01 per share.
     Upon exercise, we will pay transaction fees equal to six percent of the warrant proceeds under an existing capital advisory agreement.
     Pursuant to the terms of the registration rights agreement, we filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants. The S-2 registration statement was declared effective September 28, 2005. We subsequently filed a post-effective amendment on Form S-3, which was declared effective March 28, 2006.
     The registration rights agreement provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, we will be required to pay each holder an amount in cash, as liquidated damages, equal to one percent per month of the aggregate purchase price paid by such holder. We incurred liquidated damages through September 28, 2005, when the S-2 registration statement was declared effective. In the second and third quarters of 2005, we incurred $0.6 million of total liquidated damages, which were included in general and administrative expenses in the respective periods.
     Under the registration rights agreement, we could incur similar liquidated damages in the future (equal to one percent per month of the aggregate purchase price paid by each affected holder) if holders are unable to make sales under the registration statement (for example, if we fail to keep the registration statement current as required by SEC rules or if future amendments to the registration statement are not declared effective in a timely manner).
     Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares, we have classified the warrants as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, we have allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that we revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. We determined the fair value of the warrants as follows as of March 31, 2006:
•	First, we used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of the warrants (four years); no dividends; a risk free rate of 4.83 percent, which equals the yield on Treasury bonds at constant (or fixed) maturity equal to the remaining contractual term of the warrants; and volatility of 65.7 percent. Under these assumptions, the Black-Scholes option-pricing model yielded a value of $1.88 for each of the Series A warrants and $1.77 for each of the Series B warrants, for an aggregate value of $7.2 million;

•	Second, since the warrants are limited in the amount of realizable profit to the holders as a result of the call provision described above, we reduced the value of the warrants to account for the probability that the stock price will reach or exceed $6.50 and $7.50, respectively (i.e., the prices above which we have the right to call the Series A and Series B warrants, effectively compelling the holders to exercise their warrants). We used a statistical formula to calculate the probability that our stock price will reach or exceed $6.50 and $7.50, respectively. Based on this formula, we calculated that, for the Series A warrants, the probability that the stock price of $6.50 will be reached or exceeded is approximately 25.6 percent. Similarly, we calculated that, for the Series B warrants, the probability that the stock price of $7.50 will be reached or exceeded is approximately 19.2 percent. Based on these probabilities, we reduced the valuation of each of the Series A warrants to $1.40 (which equals one minus 25.6 percent, multiplied by $1.88) and we reduced the valuation of each of the Series B warrants to $1.43 (which equals one minus 19.2 percent, multiplied by $1.77). This yields an aggregate value of the warrants equal to $5.6 million; and

•	Third, we further reduced the value of the warrants on the assumption that our stock price on the day that the warrants are exercised will be affected by dilution as a result of the additional stock introduced into the market. Given that we have approximately 30 million shares outstanding, we calculated that the exercise of the warrants will result in dilution of approximately 6.2 percent. Using the dilution figure of 6.2 percent, we reduced the value of each of the Series A warrants to $1.31 and the Series B warrants to $1.34. This yields an aggregate value of the warrants equal to $5.2 million. As a result of this fair value calculation, we recorded net interest expense of $0.2 million for the three months ended March 31, 2006 (compared to $0.6 million for the three months ended March 31, 2005), which represents the change in the fair value of the warrants from December 31, 2005. The $0.2 million net interest expense includes a $0.8 million reduction in the fair value of the warrants as calculated at December 31, 2005 due to changes in the methodology we used to measure volatility in conjunction with the adoption of SFAS No. 123R, Share Based Payment as further discussed in Note 7 — “Stock-Based Compensation” below. This reduction is a change in estimate and is recorded in the 2006 first quarter operations. The change in estimate is offset by a $1.0 million increase in the fair value of the warrants during the first quarter of 2006 as a result of increase in the value of our common stock. The fair value of the underlying common stock increased from $2.74 as of December 31, 2005 to $3.44 as of March 31, 2006.
     Upon the earlier of the warrant exercise or expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. We do not expect that the warrants will be exercised within the next 12 months based on the current trading prices of our common stock and have classified the warrants as a non-current liability at March 31, 2006. Changes in fair value during each period will be recorded as interest expense.
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
7. Stock-Based Compensation
     As of March 31, 2006, we have four stock-based employee compensation plans. Prior to January 1, 2006, we accounted for stock-based compensation for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation (“SFAS No. 123”). Compensation expense recorded under APB25 has not been significant since we generally grant options with an exercise price equal to the fair value of our common stock on the date of grant.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”) using the modified prospective method. Among other items, SFAS No. 123R eliminates the use of the intrinsic value method of accounting under APB 25 and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Under the modified prospective method, we recognize compensation cost in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted, modified or settled after January 1, 2006, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date.
     We will continue to use the Black-Scholes standard option pricing model and the single option award approach to measure the fair value of the stock options granted to employees. In conjunction with the adoption of SFAS No. 123R, we modified certain assumptions and estimation methodologies for inputs to the Black-Scholes valuation calculations in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. These changes primarily include the following:
a.	We increased the expected term from 5 years to 6.25 years using the “shortcut method” under SAB 107 (an expected term based on the mid point between the vesting date and the end of the contractual term). The use of the short cut method is permitted through December 31, 2007. We will convert to company-specific experience on or before January 1, 2008. The options have a maximum contractual term of ten years and vest pro rata over four years, which is the requisite service period.
b.	While we continue to use historical volatility (based on daily trading prices) to estimate the fair value of options granted, we have increased the period over which volatility is measured from three years to 6.25 years. We have excluded the period from October 23, 2002 to January 16, 2003 (inclusive) during which our common stock experienced unusually high volatility as a result of announcement of our failure to file the September 30, 2002 Form 10-Q, temporary suspension of trading, delisting of our shares from NASDAQ, and an investigation commenced by the SEC. These changes resulted in a net decrease in volatility from previous estimates. Average volatility for options granted in 2005 and during the quarter ended March 31, 2006 was approximately 0.9 and 0.7, respectively. We did not incorporate implied volatility since there are no actively traded option contracts on our common stock and sufficient data for an accurate measure of implied volatility was not available.

c.	Prior to January 1, 2006, we accounted for forfeitures as they occurred. Compensation expense related to unvested forfeited options was reversed in the period the employee was terminated. Upon adoption of SFAS No. 123R, we have estimated an average forfeiture rate of 25.3 percent based on historical experience during 2000 to 2005. Stock-based compensation expense recorded in the first quarter of 2006 is net of expected forfeitures. We will periodically assess the forfeiture rate. Changes in estimates will be recorded in the period of adjustment.
     We have no unamortized deferred compensation relating to outstanding option grants since we generally award stock options to our employees with exercise prices equal to the fair value of the underlying common stock on the date of grant. Due to our continuing losses, we do not recognize deferred tax assets related to our stock-based compensation and we have not recorded benefits for tax deductions in excess of recognized compensation costs (required to be recorded as financing cash flows) due to the uncertainty of when we will generate taxable income to realize such benefits.
     As a result of adopting SFAS No. 123R, our net loss for the three months ended March 31, 2006 was $0.9 million greater than if we had continued to account for stock-based compensation under APB 25 and its related interpretations. Of the $0.9 million, $40,000 was included in research and development expenses, $215,000 in selling and marketing expenses and $645,000 in general and administrative expenses. As of March 31, 2006, there was $6.4 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be amortized on a straight-line basis over a weighted average period of 1.42 years less any stock options forfeited prior to vesting. During the three months ended March 31, 2006 and 2005 no stock compensation cost was capitalized as inventory or expensed through cost of goods sold.
     Prior to January 1, 2006, we accounted for stock-based employee compensation plans in accordance with APB 25 and followed the pro forma disclosure requirements set forth in SFAS No. 123. The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The amounts in the table below include stock-based compensation expense related to Timm Medical which was not significant (dollars in thousands, except per share amounts):

Net loss, as reported	$(4,506)
Add: Stock-based employee compensation expense included in reported net loss for all awards	2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(901)

Net loss, as adjusted	$(5,405)

Basic and diluted loss per share:
As reported	$(0.15)
As adjusted	$(0.18)
     Weighted average expected volatility for stock options granted prior to December 31, 2005 was based on daily trading prices from April 2003 and expected term of five years. The risk free interest rate reflected the yield on zero coupon U.S. treasuries at the date of grant, based on the median time the options granted are expected to be outstanding (five years). The risk free interest rate during the three months ended March 31, 2006 and 2005 was 4.83 percent and 4.18 percent, respectively. No expected dividend yield is used because we have not historically paid dividends and do not intend to pay dividends in the foreseeable future.
     The weighted average fair market value for stock options granted during the three months ended March 31, 2006 and March 31, 2005 was $2.19 and $2.18 respectively.
     The following is a summary of the stock option activity for the quarter ended March 31, 2006:

		Weighted	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Options	Exercise Price	Term	('000s)
Options outstanding at December 31, 2005	6,006,240	$4.27
Granted	611,750	3.25
Exercised	(65,833)	0.79
Canceled	(120,585)	4.09

Options outstanding at March 31, 2006	6,431,572	$4.21	7.76	$2,065

Options exercisable at March 31, 2006	3,362,912	$5.08	6.82	$1,144
     The following table summarizes information regarding options outstanding and options exercisable at March 31, 2006:

		Weighted Average		Number
	Number Outstanding	Remaining	Weighted	Exercisable	Weighted
Range of	As of March 31,	Contractual Life	Average	As of March 31,	Average
Exercise Prices	2006	(Years)	Exercise Price	2006	Exercise Price
$1.88 - $2.15	349,865	7.16	$2.12	183,720	$2.10
$2.25 - $2.25	875,000	6.92	$2.25	656,250	$2.25
$2.36 - $2.75	657,750	8.06	$2.68	334,764	$2.64
$2.80 - $3.00	806,245	9.30	$2.88	106,214	$2.99
$3.04 - $3.31	742,950	9.41	$3.24	51,325	$3.18
$3.35 - $4.15	671,792	8.29	$3.83	278,792	$3.94
$4.16 - $4.20	41,750	7.56	$4.18	30,105	$4.17
$4.27 - $4.27	1,000,000	7.71	$4.27	506,250	$4.27
$4.50 - $5.13	708,459	6.75	$4.75	648,459	$4.75
$6.19 - $21.23	577,761	5.47	$13.00	567,033	$13.03

$1.88 - $21.23	6,431,572	7.76	$4.21	3,362,912	$5.08

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price. During the three months ended March 31, 2006 and March 31, 2005, the aggregate intrinsic value of options exercised under the stock option plans was $0.1 million and $0, respectively, determined as of the date of exercise.
     Cash received from option exercises under all stock-based payment arrangements for the quarters ended March 31, 2006 and 2005 was $52,000 and $22,000 respectively.

8. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.
     The following is a summary of inventories (excluding assets of discontinued operations):

	March 31	December 31,
	2006	2005
Raw materials	$1,665	$1,646
Work in process	239	275
Finished goods	719	911

Total inventories	2,623	2,832
Less inventory reserve	(401)	(370)

Inventories, net	$2,222	$2,462
9. Commitments and Contingencies
     As previously reported, we have been in settlement discussions with the staff of the SEC regarding the terms of a settlement of the previously announced investigation commenced by the SEC in January 2003 related to allegations that we and certain of our former officers and directors and one current employee issued, or caused to be issued, false and misleading financial statements in prior periods. The proposed settlement, which has been agreed upon by the staff of the SEC and remains subject to final approval by both the SEC and federal district court, includes the following principal terms: (i) we would pay a total of $750,001 in civil penalties and disgorgement; and (ii) we would agree to a stipulated judgment enjoining future violations of securities laws. If approved, the proposed settlement would resolve all claims against us relating to the formal investigation that the SEC commenced in January 2003.
     On April 7, 2006, we entered into an escrow agreement with Morrison & Foerster LLP, our outside counsel, pursuant to which we agreed to place $750,001 in escrow with Morrison & Foerster LLP at the request of the SEC staff. As a matter of practice, the SEC generally requires that, when an offer of settlement includes payment of disgorgement or civil penalties, the funds be placed in escrow prior to the determination by the SEC to accept or reject the offer of settlement.
     As previously reported, the US Department of Justice (DOJ) is conducting an investigation into allegations that we and certain of our former officers, a former director and one current employee intentionally issued, or caused to be issued, false and misleading statements regarding our financial results and related matters. The DOJ’s investigation is ongoing and is not affected by the proposed settlement with the SEC described above.
     In January 2006, we entered into a settlement and release agreement with certain parties against whom we had a claim from a judgment awarded to us in prior years. We received $162,500 in the settlement of this claim, which was recorded as a reduction of general and administrative expenses in the first quarter of 2006.
     In addition, in the normal course of business, we are subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of March 31, 2006, except for the matters indicated above for which we have accrued $750,001 related to the proposed settlement with the SEC, we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and the potential liability cannot be reasonably estimated at this time. Management’s evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future. Our directors’ and officers’ liability and other insurance may fund certain losses, including defense costs, related to the above litigation matters. These recoveries will be recorded when the amounts are determined to be recoverable from the insurance carriers.
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
10. Income Taxes
     We reported no net income tax expense from continuing and discontinued operations for each of the three months ended March 31, 2006 and 2005 due to our operating losses. The 2006 tax benefit on continuing operations of $151,000 is the result of the 2006 first quarter pre-tax book losses being utilized against pre-tax book income from discontinued operations. There is an offsetting tax provision within discontinued operations. The operating losses resulted in an increase in the valuation allowance of $1.9 million and $1.8 million during the three months ended March 31, 2006 and 2005, respectively. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of March 31, 2006 and 2005.
11. Results of Operations
     Revenues and cost of revenues from continuing operations related to the following products and services for the periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Cryocare Surgical Systems	$220	$152
Cryoablation disposable products and procedure fees	6,873	6,480
Cardiac royalties (CryoCath)	159	210
Other revenue	10	25

	$7,262	$6,867

Cost of Revenues:
Cryocare Surgical Systems	$370	$157
Cryoablation disposable products and procedure fees	3,396	4,030

	$3,766	$4,187

     Revenues from the sales of cryoablation disposable products and cryoablation procedure fees are comprised of the following for the periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Disposable products	$2,410	$1,130
Procedure fees	4,463	5,350

	$6,873	$6,480

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
12. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period in which the change was made. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 as of January 1, 2006. The adoption did not have a material effect on our consolidated financial position or results of operations.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
13. Subsequent Event — Revolving Line of Credit
     On October 26, 2005 we entered into a one year Loan and Security Agreement with a bank which provides up to $4 million on a revolving line of credit for working capital purposes. Borrowings under the line of credit are subject to a borrowing base formula based on eligible accounts receivable and inventories.
     On April 24, 2006 we entered into an Amendment to the Loan and Security Agreement, pursuant to which the term of the original Agreement was extended to February 28, 2007. Additionally, a financial covenant based on our tangible net worth was modified to reflect our sale of Timm Medical, and the bank agreed to make available one or more term loans in an aggregate principal amount of up to $500,000 (which counts toward the $4 million maximum referred to above) for up to six months after the date of the Amendment.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this report, and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     This discussion contains forward-looking statements based on our current expectations. There are various factors — many beyond our control — that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. Some of these factors are described below and other factors are described elsewhere in this Quarterly Report on Form 10-Q or under “Risk Factors” in our Annual Report on Form 10-K referred to above. In addition, there are factors not described in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.
Overview
     We are an innovative medical device company focused on the development of minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of ice to destroy tissue, such as tumors, for therapeutic purposes. We develop and manufacture devices for the treatment of prostate and renal cancers and we believe that our proprietary technologies have broad applications across a number of markets, including the ablation of tumors in the lung and liver and pain resulting from bone metastases.
     Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. In addition to selling our cryosurgical disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. Since 2003, we maintain a dedicated sales team focused on selling percutaneous cryoablation procedures related to liver and lung cancer and pain resulting from bone metastases to interventional radiology physicians throughout the United States. We intend to continue to identify and develop new markets for our cryosurgical products and technologies, particularly in the area of tumor ablation.

     We previously owned Timm Medical Technologies, Inc. (“Timm Medical”), a company focused on erectile dysfunction products. We sold Timm Medical to UK-based Plethora Solutions Holdings plc on February 10, 2006.
Strategy, Key Metrics and Developments
     Our strategy is to achieve a dominant position in the prostate and renal cancer markets, and further develop and increase the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and management of pain from bone metastases. At the same time, we seek to achieve penetration across additional markets with our proprietary cryoablation technology.
     Our primary objective is to grow market share, measured in terms of the number of procedures performed with our Cryocare Surgical System, which we calculate using two primary components. The first component is that we include the actual number of cryoablation cases for which we perform the service element on behalf of the healthcare facility. In the second, we compute a procedure case equivalent based on sales of our cryoablation disposable products by using the expected disposable product usage for those sales. Procedure growth is an important metric to which we refer in order to measure the success of our strategy. In the past several years, we have been successful in increasing the number of procedures on a year-over-year basis. Most recently, in 2005 procedures increased 35.9 percent to 6,407 from 4,713 in 2004. In 2006, our objective is to increase the number of procedures at a significant rate which is comparable to growth rates we have achieved historically. In the quarter ended March 31, 2006, procedures increased 18.0 percent to 1,761 from 1,492 in the quarter ended March 31, 2005.
     In addition to being a key business metric, procedure growth is an important driver of revenue growth, because a significant percentage of our revenues consist of sales of the disposable products used in procedures performed with the Cryocare Surgical System, as shown below under “Results of Operations.” In 2003 we redirected our strategy for our cryoablation business away from emphasizing sales of Cryocare Surgical Systems and instead toward seeking to increase recurring sales of disposable supplies.
     The factors driving interest in and utilization of cryoablation by urologists include increased awareness and acceptance of cryoablation by physicians and industry thought leaders, continued publication of clinical follow up data on the effectiveness of cryoablation, including 10-year data presented in 2005, increased awareness among patients of cryoablation and its preferred outcomes as compared to other modalities, the efforts of our dedicated cryoablation sales force and our continued expenditure of funds on patient education and advocacy.
     Historically, the majority of our reported procedures were those for which we were responsible for performing the service element of the procedure on behalf of the healthcare facility. In 2004, we decided to change our business model with the goal of eventually having the substantial majority of our procedures comprised of the sale of cryoablation disposable products instead of performing the service element of the procedure. In 2005, we succeeded in causing the percentage of procedures for which we perform the service element to decline from 72 percent of total reported procedures for the three months ended March 31, 2005, to 60 percent of total reported procedures for the three months ended December 31, 2006.
     During the three months ended March 31, 2006, we experienced a faster than anticipated shift in the mix of our revenues with a decrease in the percent of revenues attributable to procedure fees (where we are responsible for providing the service element of the procedure) and a corresponding increase in the percentage of revenues attributable to sales of cryoablation disposable products. This mix shift continues and is the result of our changing our business model to emphasize our strengths as a medical device manufacturer and strategically reduce the amount of revenue attributable to a service model.

Results of Operations
     Revenues and cost of revenues from continuing operations related to the following products and services for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Cryocare Surgical Systems	$220	$152
Cryoablation disposable products and procedure fees	6,873	6,480
Cardiac royalties (CryoCath)	159	210
Other revenue	10	25

	$7,262	$6,867

Cost of Revenues:
Cryocare Surgical Systems	$370	$157
Cryoablation disposable products and procedure fees	3,396	4,030

	$3,766	$4,187

     Revenues from the sales of cryoablation disposable products and cryoablation procedure fees are comprised of the following for the periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Disposable products	$2,410	$1,130
Procedure fees	4,463	5,350

	$6,873	$6,480

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
     We recognize revenues from sales of Cryocare Surgical Systems and disposable cryoprobes when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. We also contract with medical facilities for the use of the Cryocare Surgical Systems in cryoablation treatments for which we charge a per-procedure fee. Cryoablation services generally consist of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the set-up and monitoring of the equipment.
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
     Research and development expenses include expenses associated with the design and development of new products as well as enhancements to existing products. We expense research and development costs when incurred. Our research and development efforts are occasionally subject to significant non-recurring expenses and fees that can cause some variability in our quarterly research and development expenses.
     Selling and marketing expenses primarily consist of salaries, commissions and related benefits and overhead costs for employees and activities in the areas of sales, marketing and customer service. Expenses associated with advertising, trade shows, promotional and training costs related to marketing our products are also classified as selling and marketing expenses.
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
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended March 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R, our net loss for the three months ended March 31, 2006 was $0.9 million greater than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. As of March 31, 2006, there was $6.4 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be amortized on a straight-line basis over a weighted average period of 1.42 years less any stock options forfeited prior to vesting
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Revenues. Revenues for the three months ended March 31, 2006 increased 5.8 percent to $7.3 million compared to $6.9 million for the same period in 2005. The increase in revenues was primarily attributable to growth in sales of disposables offset by a decrease in average selling price per case and case equivalents. The decrease in average selling price per case and case equivalents is the result of the change in the mix of our revenues with a decrease in the percent of revenues attributable to procedure fees and a corresponding increase in the percentage of revenues attributable to sales of cryoablation disposable products. Generally, we earn less revenue per case for sales of cryoablation disposable products than for procedure fees, though the related gross margin for sales of cryoablation disposable products is greater.
     The number of cryoablation procedures performed, and related sales of disposable products used in these procedures, increased 18.0 percent to 1,761 in the first quarter of 2006 from 1,492 in the comparable period of 2005, while the related revenues increased 6.1 percent to $6.9 million in the first quarter of 2005 from $6.5 million for the comparable period in 2005. Of the total procedures performed during the three months ended March 31, 2006, 50.1 percent were those in which we provided cryoablation services and 49.9 percent were from the sale of cryoablation disposable products. This compares to 72.4 percent of cryoablation procedures and 27.6 percent for sales of disposable cryoablation products during the three months ended March 31, 2005. Contributing to growth in sales of cryoablation products was an increase in sales to a market served by interventional radiologists, treating tumors in the kidney, lung and liver and pain resulting from metastases of cancer in the bone. Direct sales of disposable products and interventional radiology procedures generally have a lower average selling price than procedures performed by urologists on prostate and renal cancer, although cost of revenues are also lower. Therefore, as the percentage of cases derived from sale of cryosurgical disposable products increases relative to cases derived from cryoablation procedure fees (where we are responsible for providing the service element of the procedure), our incremental revenues grow at a slower rate than our overall procedure growth. However, even though gross margin for sales of cryoablation disposable products is greater, gross profit realized is generally equivalent since we do not incur fees to third party service providers for sale of cryoablation disposable products.
     Cardiac royalty revenues decreased 24.3 percent or $51,000 in the first quarter of 2006 over the same period in 2005. The contractual rate of royalties CryoCath is obligated to pay us as a percentage of related revenues decreased from 9% in 2005 to 5% in 2006. Revenues from Cryocare Surgical Systems increased 44.7 percent or $68,000 during the first three months of 2006 over the same period in 2005.
     Cost of Revenues. Cost of revenues for the three months ended March 31, 2006 decreased 10.1 percent to $3.8 million compared to $4.2 million for the same period in 2005. The decrease in cost of revenues resulted from decreases in both materials, labor, and overhead per cryoablation case, as well as decreases in the average service fee paid to third party service providers per procedure. Cost of revenues related to our cryoablation disposable products and procedure fees decreased 15.7 percent to $3.4 million for the first quarter of 2006 from $4.0 million for the same period in 2005. During the three months ended March 31, 2006 and 2005, substantially all of our cryoablation procedures that require a technician were performed by third party service providers at an additional cost.
     Gross Margins. Gross margins on revenues increased to 48.1 percent for the three months ended March 31, 2006 compared to 38.8 percent for the same period in 2005. The positive trend in gross margins was related to factors including continued reductions in manufacturing costs for our cryoablation disposable products as well as a 8.2 percent decline in the average fee we paid to third parties to provide cryoablation procedures on our behalf. Gross margins during the three months ended March 31, 2006 were negatively affected by five transactions for which we allowed certain customers to upgrade to our Cryocare CS system from a previous generation of our Cryocare Surgical System without additional payment, resulting in negative gross profit. In total during the three months ended March 31, 2006, we recorded $220,000 of revenues from sales of Cryocare Surgical Systems and $370,000 of related cost of goods sold .
     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2006 increased to $1.0 million compared to $0.4 million during the three months ended March 31, 2005. As a percentage of revenues, research and development expenses increased to 13.9 percent for the three months ended March 31, 2006 from 6.2 percent during the comparable period in 2005. This increase was primarily attributable to increased costs associated with several new development projects we have undertaken in our efforts to reduce manufacturing costs of the disposable components used in cryoablation surgical procedures as well as efforts to broaden the application of cryoablation outside of our current markets in urology and interventional radiology as evidenced by an increase in clinical studies spending of $0.3 million. Included in research and development expenses for the first quarter of 2006 is $40,000 in non-cash stock-based compensation expense.
     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended March 31, 2006 increased 17.6 percent to $3.8 million as compared to $3.2 million for the same period in 2005. The increase in selling and marketing expenses is primarily due to an increase in physician training expense of $0.2 million, which is consistent with our objective of increasing the utilization of cryoablation systems and our cryoablation disposable products by urologists for prostate and renal cancers. Also included in selling and marketing expenses for the first quarter of 2006 is $215,000 in non-cash stock-based compensation expense.
     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2006 increased 9.6 percent to $4.0 million as compared to $3.6 million for the same period in 2005. The increase resulted primarily from non-cash stock-based compensation expenses relating to the implementation of SFAS No. 123R in the amount of $0.6 million offset by a $0.4 million decrease in legal fees related to ongoing SEC and DOJ investigations, accounting and consulting costs related to Sarbanes-Oxley compliance and other audit and tax compliance.
     Interest Expense, Net. Interest expense, net, for the three months ended March 31, 2006 was $46,000 compared to $0.6 million for the same period in 2005. Interest expense, net for the three months ended March 31, 2006 and 2005 includes $0.2 million and $0.6 million, respectively, in connection with the change in the fair value of common stock warrants issued in connection with our private placement in March 2005. This represents the increase in the fair value of the warrants during the respective quarters. Interest expense, net in the 2006 period also includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of the net proceeds from our March 2005 private placement and our February 2006 sale of Timm Medical. Such interest income was not significant.
     Loss from Continuing Operations. Loss from continuing operations for the three months ended March 31, 2006 and 2005 was $5.2 million or $0.17 per basic and diluted share on 30.1 million and 30.0 million weighted average shares outstanding for the respective periods. Included in the first quarter 2006 loss is an aggregate of $0.9 million of non-cash stock-based compensation expense in accordance with SFAS No. 123R.
     Income from Discontinued Operations. Income from discontinued operations for the three months ended March 31, 2006 was $0.2 million or $0.01 per basic and diluted share on 30.1 million weighted average shares outstanding compared to $0.7 million or $0.02 per basic and diluted share on 30.0 million weighted average shares outstanding for the three months ended March 31, 2005. Included in the first quarter 2006 income from discontinued operations is $418,000 for the gain on the sale of Timm Medical and a tax provision of $151,000.

Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2006, we had an accumulated deficit of $170.6 million and cash and cash equivalents of $11.0 million.
     We do not expect to reach break-even or cash flow positive in 2006, and we expect to continue to generate losses from operations for the foreseeable future. These losses, which are expected to decline, have resulted in part from our continued investment to gain acceptance of our technology and cost reduction initiatives. However, we will continue to incur significant costs associated with ongoing investigations and other matters related to historical accounting and financial reporting, including obligations to indemnify our former officers and directors in connection with those investigations. We also face large cash expenditures in the future related to past due sales and use tax obligations, which we estimate amounted to $2.9 million and which was accrued as of March 31, 2006. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. In addition, on April 14, 2006 we placed into escrow with our outside counsel an aggregate of $750,001 relating to our proposed settlement with the SEC, which remains subject to approval by the SEC and federal district court. See below under “Part II, Item 1 — Legal Proceedings.”
     On March 11, 2005, we issued 5,635,378 shares of our common stock, warrants to purchase an additional 1,972,374 shares of common stock at $3.50 per share and warrants to purchase an additional 1,972,374 shares of common stock at $4.00 per share for an aggregate cash purchase price of $15.6 million ($2.77 per share), in a private placement to a syndicate of institutional investors as well as our chairman and chief executive officer, our president and chief operating officer and a non-employee director.
     On February 10, 2006, we closed the sale to Plethora Solutions Holdings plc of all of the stock of our wholly-owned subsidiary, Timm Medical, in exchange for:
•	$8.1 million in cash paid to us on February 10, 2006; and

•	$1.4 million in the form of a secured convertible promissory note due and payable in full, together with all accrued interest, on the date 24 months or, under certain circumstances, 15 months following the closing date of the transaction, bearing interest at five percent per annum.
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
     We will use existing cash reserves, which includes the net proceeds from our March 2005 private placement and the sale of Timm Medical described below, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with Silicon Valley Bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. This line of credit permits us to borrow up to the lesser of $4.0 million or amounts available under the Borrowing Base. The “Borrowing Base” is (i) 80 percent of our eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of our eligible inventory or $500,000. To date, we have not borrowed any amounts under this line of credit.
     If we are not able to significantly increase our revenues and thereby generate sufficient cash from our operations over the next several months, then we will need to raise additional capital, which may not be available on terms acceptable to us, or at all. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short term liquidity. Additional debt financing, if available, may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Additional equity financing may cause our existing stockholders to experience substantial dilution and negatively affect our stock price.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. As of March 31, 2006, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our first fiscal quarter for 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to lawsuits in the normal course of our business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Significant judgments or settlements in connection with the legal proceedings described below may have a material adverse effect on our business, financial condition, results of operations and cash flows. Other than as described below, we are not a party to any legal proceedings that we believe to be material.
     As previously reported, we have been in settlement discussions with the staff of the SEC regarding the terms of a settlement of the previously announced investigation commenced by the SEC in January 2003 related to allegations that we and certain of our former officers and directors and one current employee issued, or caused to be issued, false and misleading financial statements in prior periods. The proposed settlement, which has been agreed upon by the staff of the SEC and remains subject to final approval by both the SEC and federal district court, includes the following principal terms: (i) we would pay a total of $750,001 in civil penalties and disgorgement; and (ii) we would agree to a stipulated judgment enjoining future violations of securities laws. If approved, the proposed settlement would resolve all claims against us relating to the formal investigation that the SEC commenced in January 2003. On April 7, 2006, we entered into an escrow agreement with Morrison & Foerster LLP, our outside counsel, pursuant to which we agreed to place $750,001 in escrow with Morrison & Foerster LLP at the request of the SEC staff. As a matter of practice, the SEC generally requires that, when an offer of settlement includes payment of disgorgement or civil penalties, the funds be placed in escrow prior to the determination by the SEC to accept or reject the offer of settlement.
     As previously reported, the DOJ is conducting an investigation into allegations that we and certain of our former officers, a former director and one current employee intentionally issued, or caused to be issued, false and misleading statements regarding our financial results and related matters. The DOJ’s investigation is ongoing and is not affected by the proposed settlement with the SEC described above.
Item 1A. Risk Factors
     Please see our 2005 Annual Report on Form 10-K filed with the SEC on March 16, 2006, which includes a detailed discussion of our risk factors. There have been no material changes in our risk factors from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
No.	Description
2.1(1)	Partnership Interest Purchase Agreement, dated as of December 30, 2004, by and between the Company and Advanced Medical Partners, Inc.

2.2(2)	Stock Purchase Agreement, dated as of January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.3(3)	$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1(4)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(4)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(4)	Restated Certificate of Incorporation.

3.4(5)	Amended and Restated Bylaws of the Company.

4.1(6)	Form of Stock Certificate.

4.2(7)	Form of Series A Warrant.

4.3(7)	Form of Series B Warrant.

4.4(8)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(9)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1†	Description of salary adjustments for William J. Nydam and Michael R. Rodriguez, effective January 1, 2006.

10.2(10)†	Employment Agreement, dated as of January 12, 2006, between the Company and Clint B. Davis.

10.3	Amendment to Loan Documents, dated as of February 10, 2006, between the Company, Timm Medical Technologies, Inc. and Silicon Valley Bank.

10.4(11)†	Description of director compensation, as amended on February 23, 2006.

10.5(12)†	Description of 2006 Management Incentive Compensation Program.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit to our Form 8-K filed on January 6, 2005.

(2)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(3)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(5)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(6)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(7)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(8)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(9)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(10)	Previously filed as an exhibit to our Form 8-K filed on January 12, 2006.

(11)	Previously filed as an exhibit to our Form 8-K filed on March 1, 2006.

(12)	Previously filed as an exhibit to our Form 8-K filed on March 14, 2006.

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
Michael R. Rodriguez
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2006

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Partnership Interest Purchase Agreement, dated as of December 30, 2004, by and between the Company and Advanced Medical Partners, Inc.

2.2(2)	Stock Purchase Agreement, dated as of January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.3(3)	$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1(4)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(4)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(4)	Restated Certificate of Incorporation.

3.4(5)	Amended and Restated Bylaws of the Company.

4.1(6)	Form of Stock Certificate.

4.2(7)	Form of Series A Warrant.

4.3(7)	Form of Series B Warrant.

4.4(8)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(9)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1†	Description of salary adjustments for William J. Nydam and Michael R. Rodriguez, effective January 1, 2006.

10.2(10)†	Employment Agreement, dated as of January 12, 2006, between the Company and Clint B. Davis.

10.3	Amendment to Loan Documents, dated as of February 10, 2006, between the Company, Timm Medical Technologies, Inc. and Silicon Valley Bank.

10.4(11)†	Description of director compensation, as amended on February 23, 2006.

10.5(12)†	Description of 2006 Management Incentive Compensation Program.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit to our Form 8-K filed on January 6, 2005.

(2)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(3)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(5)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(6)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(7)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(8)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(9)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(10)	Previously filed as an exhibit to our Form 8-K filed on January 12, 2006.

(11)	Previously filed as an exhibit to our Form 8-K filed on March 1, 2006.

(12)	Previously filed as an exhibit to our Form 8-K filed on March 14, 2006.