Form 10-Q
period 2006-06-30
ENDOCARE INC
filed 2006-08-08
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at June 30, 2006 was 30,174,977.

Endocare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Total revenues	$6,908	$6,919	$14,170	$13,786
Costs and expenses:
Costs of revenues	3,256	3,924	7,021	8,110
Research and development	475	687	1,486	1,110
Selling and marketing	3,904	3,332	7,673	6,538
General and administrative	2,072	3,146	6,067	6,789
Impairment charge	—	—	—	26

Total costs and expenses	9,707	11,089	22,247	22,573

Loss from operations	(2,799)	(4,170)	(8,077)	(8,787)
Interest expense, net	2,091	(352)	2,045	(954)

Loss from continuing operations before taxes	(708)	(4,522)	(6,032)	(9,741)

Tax benefit on continuing operations	—	—	151	—

Loss from continuing operations	(708)	(4,522)	(5,881)	(9,741)

Income from discontinued operations	—	326	245	1,038

Net loss	$(708)	$(4,196)	$(5,636)	$(8,703)

Income (loss) per share — basic and diluted:
Continuing operations	$(0.02)	$(0.15)	$(0.20)	$(0.35)
Discontinued operations	—	0.01	0.01	0.04
Net loss	(0.02)	(0.14)	(0.19)	(0.31)
Weighted average shares of common stock outstanding	30,166	30,044	30,155	27,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)

	(In thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,994	$8,108
Accounts receivable, net	3,241	3,549
Inventories, net	2,199	2,462
Prepaid expenses and other current assets	1,015	1,213
Assets of discontinued operations	—	9,624

Total current assets	14,449	24,956
Property and equipment, net	1,325	1,794
Intangibles, net	3,890	4,167
Investments and other assets	2,401	1,320

Total assets	$22,065	$32,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,678	$2,680
Accrued compensation	1,722	3,614
Other accrued liabilities	5,083	6,629
Liabilities of discontinued operations	—	1,461

Total current liabilities	9,483	14,384
Common stock warrants	3,327	5,023

Total liabilities	12,810	19,407

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 30,175 and 30,089 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively.	30	30
Additional paid-in capital	180,538	178,477
Accumulated deficit	(171,313)	(165,677)

Total stockholders’ equity	9,255	12,830

Total liabilities and stockholders’ equity	$22,065	$32,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,636)	$(8,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on divestiture	(418)	—
Depreciation and amortization	857	1,804
Loss on disposals of fixed assets	376	12
Stock compensation expense	1,858	45
Costs related to assets held for sale	—	(583)
Minority interests	—	(214)
Interest expense related to common stock warrants	(1,696)	1,105
Changes in operating assets and liabilities:
Accounts receivable	540	(21)
Inventories	(71)	(834)
Prepaid expenses and other current assets	531	(234)
Accounts payable	(279)	(8)
Accrued compensation	(1,914)	(925)
Other accrued liabilities	(1,561)	(2,090)

Net cash used in operating activities	(7,413)	(10,646)

Cash flows from investing activities:
Purchases of property and equipment	(86)	(162)
Proceeds from divestitures	7,277	850

Net cash provided by investing activities	7,191	688

Cash flows from financing activities:
Borrowings under the credit facility	250	—
Repayments under the credit facility	(250)	—
Stock options and warrants exercised	108	108
Proceeds from sale of common stock, net of issuance costs	—	14,585

Net cash provided by financing activities	108	14,693

Net increase (decrease) in cash and cash equivalents	(114)	4,735

Cash and cash equivalents, beginning of period	8,108	7,985

Cash and cash equivalents, end of period	$7,994	$12,720

Non-cash activities:
Transfer of inventory to property and equipment	$361	$254

Note receivable received in divestiture	$1,425	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data) (Unaudited)
1. Organization and Operations
     We are a medical device company focused on developing, manufacturing and selling cryoablation products which have the potential to assist physicians in improving and extending life by use in the treatment of cancer and other tumors. We were formed in 1990 as a research and development division of Medstone International, Inc. (“Medstone”), a manufacturer of shockwave lithotripsy equipment for the treatment of kidney stones. Following our incorporation under the laws of the state of Delaware in 1994, we became an independent, publicly-owned corporation upon Medstone’s distribution of our stock to the existing stockholders on January 1, 1996.
     Through February 10, 2006, we also offered vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction through our wholly-owned subsidiary Timm Medical Techologies, Inc. (Timm Medical), which was sold to a third party effective February 10, 2006 (see Note 4 — “Sale of Timm Medical”). The operating results of Timm Medical through the date of sale are included in discontinued operations.
2. Basis of Presentation
     Following the rules and regulations of the Securities and Exchange Commission (the SEC), we have omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2006.
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2006, we had an accumulated deficit of $171.3 million and cash and cash equivalents of $8.0 million. We expect to continue to generate losses from operations for the foreseeable future though such losses are expected to decline.
     As more fully discussed below in Note 9 — “Commitment and Contingencies”, even though we recently resolved the investigations of our historical accounting and financial reporting through our settlements in July 2006 with the SEC and U.S. Department of Justice (DOJ), we still have obligations to indemnify and advance the legal fees for our former officers and former directors in connection with the ongoing investigations related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our results of operations and our liquidity.
     For the year ended December 31, 2005 and the six months ended June 30, 2006, we incurred $1.1 million and $0.3 million (net of insurance reimbursement), respectively, in legal expenses, related to these matters. We also face large cash expenditures in the future related to past due state and local sales and use tax obligations, for which we estimated and accrued $2.9 million as of June 30, 2006. We currently are in negotiations with various states to resolve past due taxes. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
     We have continued to experience year over year growth in cryosurgical disposable products and procedure fee revenues. We have significantly reduced our operating expenses through streamlining our corporate organization, elimination or deferral of some longer-term research and development and clinical and marketing activities, reconfiguration of our products to reduce manufacturing costs, transferring manufacturing to lower cost suppliers and, in general, better controlling operating expenses.
     For the remainder of the year we will use existing cash reserves, which includes the net proceeds from our March 2005 private placement and the sale of Timm Medical described below, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. This line of credit permits us to borrow up to the lesser of $4.0 million or amounts available under the “Borrowing Base.” The Borrowing Base is (i) 80 percent of our eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of our eligible inventory or $500,000. We had no outstanding amounts under the line of credit as of June 30, 2006.
     On April 24, 2006, we entered into an amendment to the line of credit agreement, which extended the term of the original agreement from October 2006 to February 2007. Additionally, a financial covenant based on our tangible net worth was modified to reflect our sale of Timm Medical, and the bank agreed to make available one or more term loans in an aggregate principal amount of up to $500,000 (which counts toward the $4.0 million maximum referred to above) for up to six months after the date of the amendment.
     We expect that we will need to raise additional capital prior to March 31, 2007 to fund our ongoing operations. Any additional capital may not be available on terms acceptable to us, or at all. Additional equity financing may cause our existing stockholders to experience dilution and negatively affect our stock price. Additional debt financing, if available, may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short term liquidity.
     If we fail to adequately address our liquidity concerns, then our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
4. Sale of Timm Medical
     We acquired Timm Medical in February 2002. During 2003, we divested certain non-core product lines of Timm Medical. In July 2004, we began actively marketing Timm Medical to potential buyers as part of an overall plan to raise additional capital. We reported Timm Medical as an asset held for sale effective July 31, 2004 and recorded an impairment charge totaling $5.9 million to reduce the carrying value of Timm Medical to fair value, less costs to sell. Following the completion of our $15.6 million private placement in March 2005 (see Note 5 — “Private Placement of Common Stock and Warrants”), we reclassified Timm Medical as held and used in the first quarter of 2005 as we were no longer seeking a buyer and had ceased all marketing efforts. As a result of this change in plan, included in net income from discontinued operations for the six months ended June 30, 2005 is $0.4 million in depreciation and amortization expense for fixed assets and intangibles for the period from July 31, 2004 to March 31, 2005 and $0.6 million income as a result of the elimination of the estimated costs to sell, which was previously recorded as a component of the impairment charge in 2004.
     In late 2005, we received substantive expression of interest from Plethora Solutions Holdings plc (Plethora), a company listed on the London Stock Exchange, to acquire Timm Medical and the parties entered into a Stock Purchase Agreement on January 13, 2006. The transaction closed on February 10, 2006. We will not receive significant direct cash flows from Timm Medical or have significant continuing involvement in its operations after the sale. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Timm Medical were classified as discontinued operations in the condensed consolidated financial statements for each period presented. The assets and liabilities of Timm Medical as of December 31, 2005 have been classified as current. Sale proceeds (net of $0.6 million in transaction costs) totaled $8.9 million and resulted in a gain on sale of $418,000 in the first quarter of 2006. Gross proceeds of $9.5 million include cash of $8.1 million and a two-year, five percent promissory note secured by the assets of Timm Medical. The note is convertible into Plethora’s ordinary shares at any time at our option. If Plethora’s shares trade above a specified price for 20 consecutive days, Plethora has the option to require conversion. Net cash proceeds from divestiture were $7.2 million (after $0.6 million in transaction costs and $0.3 million in cash of Timm Medical as of the date of disposition).

     We agreed to retain certain assets and liabilities of Timm Medical, including all tax liabilities ($1.1 million), obligations and rights to a $2.7 million note receivable from the sale of Timm Medical’s urinary incontinence product line in 2003, certain litigation to which Timm Medical is a party and ownership of Urohealth BV (Timm Medical’s wholly-owned subsidiary with insignificant operations). Assets and liabilities we retained and their related revenues and expenses are excluded from discontinued operations. The stock purchase agreement requires an indemnification escrow of $1.4 million (proceeds from the note receivable under certain circumstances in conjunction with the note’s payment terms) to indemnify Plethora against certain claims and liabilities.
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

     Revenues for Timm Medical were $1.0 million (for the period from January 1, 2006 through date of sale, February 10, 2006) and $2.2 million and $4.5 million for the three months and six months ended June 30, 2005, respectively. Income from discontinued operations for the six months ended June 30, 2006 includes a $0.4 million gain on disposal and is net of $0.2 million in taxes.
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
     The warrants initially are exercisable at any time during their term for cash only. The warrants may be exercised on a cashless exercise basis in limited circumstances after the first anniversary of the closing date if there is not an effective registration statement covering the resale of the shares underlying the warrants. Each warrant is callable by us at a price of $0.01 per share underlying such warrant if our stock trades above certain dollar thresholds ($6.50 for the Series A warrants and $7.50 for Series B warrants) for 20 consecutive days commencing on any date after the effectiveness of the registration statement, provided that (a) we provide 30-day advanced written notice (Notice Period), (b) we simultaneously call all warrants on the same terms and (c) all common shares issuable are registered. Holders may exercise their warrants during the Notice Period and warrants which remain unexercised will be redeemed at $0.01 per share.
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

     The registration rights agreement provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, we will be required to pay each holder an amount in cash, as liquidated damages, equal to one percent of the aggregate purchase price paid by such holder per month. We incurred liquidated damages through September 28, 2005, when the S-2 registration statement was declared effective. In the second and third quarters of 2005, we incurred an aggregate of $0.6 million of total liquidated damages, which were included in general and administrative expenses in the respective periods.
     Under the registration rights agreement, we could incur similar liquidated damages in the future (equal to one percent of the aggregate purchase price paid by each affected holder per month) if holders are unable to make sales under the registration statement (for example, if we fail to keep the registration statement current as required by SEC rules or if future amendments to the registration statement are not declared effective in a timely manner).
     Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares, we have classified the warrants as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, we have allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that we revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. We determined the fair value of the warrants as follows as of June 30, 2006:
•	First, we used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of the warrants (3.75 years); no dividends; a risk free rate of 5.13 percent, which equals the yield on Treasury bonds at constant (or fixed) maturity equal to the remaining contractual term of the warrants; and volatility of 60.97 percent. Under these assumptions, the Black-Scholes option-pricing model yielded a value of $1.01 for each of the Series A warrants and $0.92 for each of the Series B warrants, for an aggregate value of $3.8 million;

•	Second, since the warrants are limited in the amount of realizable profit to the holders as a result of the call provision described above, we reduced the value of the warrants to account for the probability that the stock price will reach or exceed $6.50 and $7.50, respectively (i.e., the prices above which we have the right to call the Series A and Series B warrants, effectively compelling the holders to exercise their warrants). We used a statistical formula to calculate the probability that our stock price will reach or exceed $6.50 and $7.50, respectively. Based on this formula, we calculated that, for the Series A warrants, the probability that the stock price of $6.50 will be reached or exceeded is approximately 8.77 percent. Similarly, we calculated that, for the Series B warrants, the probability that the stock price of $7.50 will be reached or exceeded is approximately 4.51 percent. Based on these probabilities, we reduced the valuation of each of the Series A warrants to $0.92 (which equals one minus 8.77 percent, multiplied by $1.01) and we reduced the valuation of each of the Series B warrants to $0.88 (which equals one minus 4.51 percent, multiplied by $0.92). This yields an aggregate value of the warrants equal to $3.5 million; and

•	Third, we further reduced the value of the warrants on the assumption that our stock price on the day that the warrants are exercised will be affected by dilution as a result of the additional stock introduced into the market. Given that we have approximately 30.2 million shares outstanding, we calculated that the exercise of the warrants will result in dilution of approximately 6.2 percent. Using the dilution figure of 6.2 percent, we reduced the value of each of the Series A warrants to $0.86 and the Series B warrants to $0.82. This yields an aggregate value of the warrants equal to $3.3 million. As a result of this fair value calculation, we recorded a reduction to net interest expense of $1.9 million and $1.7 million, respectively, for the three and six months ended June 30, 2006 (compared to net expense $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2005), which represents the change in the fair value of the warrants from March 31, 2006 and December 31, 2005, respectively.

The $1.9 million reduction in the fair value of the warrants during the second quarter of 2006 from $5.2 million at March 31, 2006 to $3.3 million at June 30, 2006 is primarily the result of decrease in the our share price from $3.44 at March 31, 2006 to $2.50 at June 30, 2006 and decrease in the overall volatility of our common shares. The $1.7 million reduction to net interest expense for the six months ended June 30, 2006 includes a $0.8 million ($0.03 per basic and diluted share) reduction in the fair value of the warrants as calculated at December 31, 2005 due to changes in the methodology we used to measure volatility in conjunction with the adoption of SFAS No. 123R, Share Based Payment as further discussed in Note 7 — “Stock-Based Compensation” below. This reduction is a change in estimate and is recorded in 2006 first quarter operations.
     Upon the earlier of the warrant exercise or expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. We do not expect that the warrants will be exercised within the next 12 months based on the current trading prices of our common stock and have classified the warrants as a non-current liability at June 30, 2006. Changes in fair value during each period will be recorded as interest expense.
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
7. Stock-Based Compensation
     As of June 30, 2006, we have five stock-based employee compensation plans and one non-employee director stock-based compensation plan. Prior to January 1, 2006, we accounted for stock-based compensation for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Compensation expense recorded under APB 25 has not been significant since we generally grant options with an exercise price equal to the fair value of our common stock on the date of grant.
     On May 18, 2006 we adopted the “Employee Deferred Stock Unit Program” and the “Non-employee Director Deferred Stock Unit Program.” Under the terms of the employee program, certain eligible employees have the option to elect to receive all or a portion of their annual bonus (at a minimum of 25%) in deferred stock units in lieu of cash. In addition each participating employee will also receive an additional premium in stock at a percentage determined by the Compensation Committee. That percentage premium for 2006 is 20 percent. Irrevocable deferral elections are made during a designated period no later than June 30 of each year. The units vest upon the determination of the bonus achieved and the number of stock units earned in the first quarter of the following fiscal year. The stock price to determine the number of shares to be issued is the fair market value of the stock on the date of grant. In 2006, the date of grant was June 23, 2006, on which date the closing stock price was $2.70. Compensation expense related to the bonus program is recorded prorata during the performance year based on the estimated incentives achieved, whether payable in cash or in stock units. The portion of bonus payable in stock units is recorded as additional paid-in-capital. Incentives estimates are periodically adjusted based on current expectations regarding the levels of achievement.
     Under the directors plan, members of the board of directors can choose to have all or a portion of their directors’ fees paid in fully vested deferred stock units (at a minimum of 25%) commencing July 1, 2006. Additionally, directors may choose to have up to 50 percent of their deferred stock units paid in cash at the date of issuance. Annual deferral elections are made in December for the following year. Deferred stock units are granted each quarter based on the director fees earned in the prior quarter and the fair market value of the stock on the date of grant. Directors’ fees, whether payable in cash or in stock units, are expensed when incurred.
     Common shares underlying the vested stock units in the employee and director plans are issued at the earlier of the payout date specified by the participant (which is at least 2 years from the date of grant), a change in control event as defined, or the month following the participant’s death.
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”) using the modified transition prospective method. Among other items, SFAS No. 123R eliminates the use of the intrinsic value method of accounting under APB 25 and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Under the modified prospective method, we recognize compensation cost in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted, modified or settled after January 1, 2006, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date.
     We will continue to use the Black-Scholes standard option pricing model and the single option award approach to measure the fair value of the stock options granted to employees. In conjunction with the adoption of SFAS No. 123R, we modified certain assumptions and estimation methodologies for inputs to the Black-Scholes valuation calculations in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. These changes primarily include the following:
a.	We increased the expected term from five years to 6.25 years using the “shortcut method” under SAB 107 (an expected term based on the mid point between the vesting date and the end of the contractual term). The use of the short cut method is permitted through December 31, 2007. We will convert to company-specific experience on or before January 1, 2008. The options have a maximum contractual term of 10 years and vest pro-rata over four years, which is the requisite service period.

b.	While we continue to use historical volatility (based on daily trading prices) to estimate the fair value of options granted, we have increased the period over which volatility is measured from three years to 6.25 years. We have excluded the period from October 24, 2002 to January 16, 2003 (inclusive) during which our common stock experienced unusually high volatility as a result of announcement of our failure to file the September 30, 2002 Form 10-Q, temporary suspension of trading, delisting of our shares from NASDAQ, and an investigation commenced by the SEC.

c.	These changes resulted in a net decrease in volatility from previous estimates. Average volatility for options granted in 2005 and during the six months ended June 30, 2006 was approximately 89.6 percent and 70.6 percent, respectively. We did not incorporate implied volatility since there are no actively traded option contracts on our common stock and sufficient data for an accurate measure of implied volatility was not available.

d.	Prior to January 1, 2006, we accounted for forfeitures as they occurred. Compensation expense related to unvested forfeited options was reversed in the period the employee was terminated. Upon adoption of SFAS No. 123R, we have estimated an average forfeiture rate of approximately 25.0 percent based on historical experience during 2001 through June 30, 2006. Stock-based compensation expense recorded in the 2006 periods is net of expected forfeitures. We will periodically assess the forfeiture rate. Changes in estimates will be recorded in the period of adjustment.
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
     As a result of adopting SFAS No. 123R, our loss from continuing operations and net loss for the three and six months ended June 30, 2006 was $0.8 million ($0.03 per basic and diluted share) and $1.7 million ($0.06 per basic and diluted share) greater, respectively, than if we had continued to account for stock-based compensation under APB 25 and its related interpretations. Of the $0.8 million recorded during the three months ended June 30, 2006, $40,000 was expensed as cost of goods sold, $40,000 was included in research and development expenses, $0.2 million in selling and marketing expenses and $0.5 million in general and administration expenses. Of the $1.7 million recorded during the six months ended June 30, 2006, $40,000 was expensed as cost of goods sold, $80,000 was included in research and development expenses, $0.4 million in selling and marketing expenses and $1.2 million in general and administrative expenses. As of June 30, 2006, there was $5.6 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be amortized on a straight-line basis over a weighted average period of 1.3 years less any stock options forfeited prior to vesting. During the three months and six months ended June 30, 2006 and 2005 stock compensation cost capitalized as inventory was insignificant.
     Prior to January 1, 2006, we accounted for stock-based employee compensation plans in accordance with APB 25 and followed the pro forma disclosure requirements set forth in SFAS No. 123. The following table illustrates the effect on net loss and loss per share for the three and six months ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The amounts in the table below include stock-based compensation expense related to Timm Medical which was not significant (dollars in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,2005	June 30,2005
Net loss, as reported	$(4,196)	$(8,703)
Add: Stock-based employee compensation expense included in reported net loss for all awards	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(919)	(1,820)

Net loss, as adjusted	$(5,115)	$(10,523)

Basic and diluted loss per share:
As reported	$(0.14)	$(0.31)
As adjusted	$(0.17)	$(0.38)
     Weighted average expected volatility for stock options granted prior to December 31, 2005 was based on daily trading prices from April 2003 and expected term of five years. The average volatility for options granted during the six months ended June 30, 2006 and 2005 was 70.6 percent and 89.6 percent, respectively. The risk free interest rate reflected the yield on zero coupon U.S. treasuries at the date of grant, based on the median time the options granted are expected to be outstanding. The risk free interest rate during the six months ended June 30, 2006 and 2005 was an average of 4.46 percent and 3.71 percent, respectively. No expected dividend yield is used because we have not historically paid dividends and do not intend to pay dividends in the foreseeable future.
     The weighted average fair value for stock options granted during the six months ended June 30, 2006 and June 30, 2005 was $2.19 and $2.27 respectively.
     The following is a summary of the stock option activity for the six months ended June 30, 2006:

			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding at December 31, 2005	6,006	4.27
Granted	612	3.25
Exercised	(66)	0.79
Canceled	(121)	4.09

Options outstanding at March 31, 2006	6,431	$4.21
Granted	66	3.31
Exercised	(20)	2.81
Canceled	(176)	4.38

Options outstanding at June 30, 2006	6,301	$4.20	7.50	$360

Options exercisable at June 30, 2006	3,544	$4.95	6.65	$264

     The following table summarizes information regarding options outstanding and options exercisable at June 30, 2006:

				Weighted
				Average
			Number	Remaining	Weighted	Number	Weighted
			Outstanding As	Contractual	Average	Exercisable As of	Average
Range of Exercise Prices			of June 30, 2006	Life (Years)	Exercise Price	June 30, 2006	Exercise Price
$2.03	—	$2.15	347,865	6.95	$2.13	198,908	$2.11
$2.25	—	$2.25	875,000	6.67	$2.25	695,313	$2.25
$2.36	—	$2.80	959,583	8.39	$2.72	346,960	$2.64
$2.83	—	$3.26	644,503	8.57	$3.04	175,871	$3.06
$3.27	—	$3.45	774,500	9.31	$3.35	82,760	$3.43
$3.69	—	$4.20	455,250	7.59	$4.07	277,417	$4.08
$4.27	—	$4.27	1,000,000	7.46	$4.27	562,500	$4.27
$4.50	—	$5.13	688,459	6.43	$4.75	648,459	$4.75
$6.19	—	$18.84	555,300	5.21	$12.97	554,728	$12.97
$21.23	—	$21.23	1,000	5.35	$21.23	1,000	$21.23

$2.03	—	$21.23	6,301,460	7.50	$4.20	3,543,916	$4.95

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price. During the three months ended June 30, 2006 and June 30, 2005, the aggregate intrinsic value of options exercised under the stock option plans was $4,000 and $20,000 respectively. The aggregate intrinsic value of options exercised under the stock option plans for the six months ended June 30, 2006 and 2005 was $0.1 million and $0.2 million, respectively.
     Cash received from option exercises under all stock-based payment arrangements for the quarters ended June 30, 2006 and 2005 was $50,000 and $90,000 respectively. Cash received from option exercises for the six months ended June 30, 2006 and 2005 was $0.1 million for each respective period.
8. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.
     The following is a summary of inventories (excluding assets of discontinued operations):

	June 30	December 31,
	2006	2005
Raw materials	$1,601	$1,646
Work in process	231	275
Finished goods	853	911

Total inventories	2,685	2,832
Less inventory reserve	(486)	(370)

Inventories, net	$2,199	$2,462

9. Commitments and Contingencies
Litigation and Regulatory Investigations
     As discussed in Note 3, we have been in settlement discussions with the staff of the SEC and the DOJ regarding the terms of a settlement of the previously announced investigations commenced in January 2003 related to allegations that we and certain of our former officers and directors and one current employee issued, or caused to be issued, false and misleading financial statements in prior periods. We reached a settlement concerning Endocare with the SEC and DOJ in July 2006. Under the terms of the settlement with the SEC (i) we paid a total of $750,000 in civil penalties and disgorgement; and (ii) we agreed to a stipulated judgment enjoining future violations of securities laws.
     On April 7, 2006, we entered into an escrow agreement with Morrison & Foerster LLP, our outside counsel, pursuant to which we agreed to place the $750,000 in escrow with Morrison & Foerster LLP at the request of the SEC staff. As a matter of practice, the SEC generally requires that, when an offer of settlement includes payment of disgorgement or civil penalties, the funds be placed in escrow prior to the determination by the SEC to accept or reject the offer of settlement. The funds were released from escrow to the SEC in August, 2006. A liability for the monetary penalty was accrued in prior years.
     The investigations conducted by the SEC and the DOJ relative to certain former officers and directors of the Company are ongoing, and are not affected by the Company’s settlements with the SEC and the DOJ. We have obligations to indemnify and advance the legal fees for the former officers and directors who remain under investigation. Our directors’ and officers’ liability and other insurance may fund certain losses, including defense costs, related to these matters. Recoveries will be recorded when the amounts are determined to be recoverable from the insurance carriers.
     On May 15, 2006, we entered into a Mediation and Tolling Agreement with our former independent auditors, KPMG LLP (the “Mediation Agreement”). Pursuant to the Mediation Agreement, we agreed to engage in mediation with KPMG with respect to our claims against KPMG relating to KPMG’s audits of our financial statements for the fiscal years ending December 31, 2000 and December 31, 2001 and KPMG’s quarterly reviews of our unaudited financial statements for the first three quarters of 2000 and 2001 and for the first two quarters of 2002. The Mediation Agreement provides that the mediation will be conducted before a third-party neutral mediator no later than October 15, 2006. The Mediation Agreement continues in effect for 30 days after the close of the mediation. The Mediation Agreement provides that, during the time that the Mediation Agreement is in effect, we will refrain from commencing any action or suit against KPMG relating to or arising out of its prior audits and reviews.
     In January 2006, we entered into a settlement and release agreement with certain parties against whom we had a claim from a judgment awarded to us in prior years. We received $162,500 in the settlement of this claim, which was recorded as a reduction of general and administrative expenses in the first quarter of 2006.
     In addition, in the normal course of business, we are subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of June 30, 2006, we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and potential liability cannot be reliably estimated at this time. However, our evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future.
     From time to time, we have received correspondence alleging infringement of proprietary rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore we could be prevented from practicing the subject matter claimed or would be required to obtain licenses from the owners of any such proprietary rights to avoid infringement. We do not expect any material adverse effect on our consolidated financial condition, results of operations or cash flows because of such claims.
Other
     We have tax obligations pertaining to employee loans forgiven and stock option exercises that occurred in 2002 and prior. During the three months ended June 30, 2006, we reduced the tax liabilities by $0.9 million (or $0.03 per basic or diluted share) to reflect tax liabilities which were no longer statutorily due.

10. Income Taxes
     We reported no net income tax expense from continuing and discontinued operations for each of the three months ended June 30, 2006 and 2005 due to our operating losses. The 2006 tax benefit on continuing operations of $151,000 is the result of the 2006 first quarter pre-tax book losses being utilized against pre-tax book income from discontinued operations. There is an offsetting tax provision within discontinued operations. The operating losses resulted in an increase in the valuation allowance of $2.1 million and $3.0 million during the six months ended June 30, 2006 and 2005, respectively. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of June 30, 2006 and December 31, 2005.
11. Results of Operations
     Revenues and cost of revenues from continuing operations related to the following products and services for the periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Cryocare Surgical Systems	$225	$120	$445	$263
Cryoablation disposable products and procedure fees	6,532	6,557	13,406	13,046
Cardiac royalties (CryoCath) and other revenues	151	242	319	477

	$6,908	$6,919	$14,170	$13,786

Cost of Revenues:
Cryocare Surgical Systems	$228	$158	$597	$315
Cryoablation disposable products and procedure fees	3,028	3,766	6,424	7,795

	$3,256	$3,924	$7,021	$8,110

     Revenues from the sales of cryoablation disposable products and cryoablation procedure fees are comprised of the following for the periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Disposable products	$3,397	$1,689	$5,808	$2,809
Procedure fees	3,135	4,868	7,598	10,237

	$6,532	$6,557	$13,406	$13,046

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

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
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
Overview
     We are an innovative medical device company focused on the development of minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of lethal ice to destroy tissue, such as tumors, for therapeutic purposes. We develop and manufacture devices for the treatment of prostate and renal cancers and we believe that our proprietary technologies have broad applications across a number of markets, including the ablation of tumors in the lung and liver and pain resulting from bone metastases.
     Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. In addition to selling our cryosurgical disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. Since 2003, we maintain a dedicated sales team focused on selling percutaneous cryoablation procedures related to liver, kidney and lung cancer and pain resulting from bone metastases to interventional radiology physicians throughout the United States. We intend to continue to identify and develop new markets for our cryosurgical products and technologies, particularly in the area of tumor ablation.
     We previously owned Timm Medical Technologies, Inc. (Timm Medical), a company focused on erectile dysfunction products. We sold Timm Medical to United Kingdom-based Plethora Solutions Holdings plc effective on February 10, 2006.
Strategy, Key Metrics and Developments
     Our primary objective is to grow market share, currently measured in terms of the number of procedures performed with our Cryocare Surgical System, which we calculate using two primary components. The first component is that we include the actual number of cryoablation cases for which we are responsible for performing the service element on behalf of the healthcare facility. In the second, we compute a procedure case equivalent based on sales of our cryoablation disposable products by using the expected disposable product usage for those sales. Procedure growth has been an important metric to which we have referred during the past several years in order to measure the success of our strategy.
     In addition to being a key business metric, procedure growth has been an important driver of revenue growth, because a significant percentage of our revenues consists of sales of the disposable products used in procedures performed with the Cryocare Surgical System, as shown below under “Results of Operations.” In 2003 we redirected our strategy for our cryoablation business away from emphasizing sales of Cryocare Surgical Systems and instead toward seeking to increase sales of cryoablation disposable products.
     We have focused on measuring our success by referring to procedure growth because of the disparity in per-procedure revenue between cases for which we are responsible for providing the service element and cases for which we merely sell disposable products. This disparity results from the fact that the revenue from a case for which we merely sell disposable products is less than the revenue from a case for which we are responsible for providing the service element (referred to as procedure fees below). As the percentage of cases for which we merely sell disposable products increases relative to cases for which we are responsible for providing the service element, our incremental revenues grow at a slower rate than our overall procedure growth. However, the gross profit realized is generally equivalent since we do not incur fees to third party service providers for cases for which we merely sell disposable products. In contrast, in cases for which we are responsible for providing the service element, we typically subcontract with a third party service provider to provide the service element on our behalf and thereby incur service fees. As a result, our gross margin (gross profit as a percent of revenues) increases as we shift from procedure fees to sale of disposable products.
     In the past several years, we have been successful in increasing the number of procedures on a year-over-year basis. Most recently, in 2005 total procedures increased 35.9 percent to 6,407 from 4,713 in 2004. During the three months ended June 30, 2006, total procedures increased 19.6 percent to 1,938 from 1,620 in the quarter ended June 30, 2005. Year to date in 2006 our procedures have increased 18.9 percent to 3,699 from 3,112 in the same period last year.
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
     Historically, we were responsible for performing the service element of the procedure on behalf of the healthcare facility for the majority of our reported procedures. In 2004, we decided to change our business model to emphasize our strength as a medical device manufacturer and strategically reduce the amount of revenue attributable to a service model, with the goal of eventually having the substantial majority of our procedures comprised of the sale of cryoablation disposable products instead of performing the service element of the procedure. In 2005, we succeeded in causing the percentage of procedures for which we perform the service element to decline from 72.4 percent of total reported procedures for the three months ended March 31, 2005, to 59.3 percent of total reported procedures for the three months ended December 31, 2005.
     During the six months ended June 30, 2006, we experienced a faster than anticipated shift from procedure fees to sales of cryoablation disposable products. For the three months ended June 30, 2006, the percent of total procedures for which we are responsible for the service element of the procedure decreased to 33.5 percent.
Results of Operations
     Revenues and costs of revenues from continuing operations related to the following products and services for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Cryocare Surgical Systems	$225	$120	$445	$263
Cryoablation disposable products and procedure fees	6,532	6,557	13,406	13,046
Cardiac royalties (CryoCath) and other revenues	151	242	319	477

	$6,908	$6,919	$14,170	$13,786

Costs of Revenues:
Cryocare Surgical Systems	$228	$158	$597	$315
Cryoablation disposable products and procedure fees	3,028	3,766	6,424	7,795

	$3,256	$3,924	$7,021	$8,110

     Revenues from the sales of cryoablation disposable products and cryoablation procedure fees are comprised of the following for the periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Disposable products	$3,397	$1,689	$5,808	$2,809
Procedure fees	3,135	4,868	7,598	10,237

	$6,532	$6,557	$13,406	$13,046

     Costs of revenues for cryoablation disposable products and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees incorporate similar inventory when sold and we do not separately track the cost of disposable products sold directly to customers and those consumed in cryoablation procedures. Procedure fees relate to services which are provided to medical facilities upon request to facilitate the overall delivery of our technology into the marketplace.
     We recognize revenues from sales of Cryocare Surgical Systems and disposable cryoprobes when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. We also contract with medical facilities for the use of the Cryocare Surgical Systems in cryoablation treatments for which we charge a per-procedure fee. Cryoablation services generally consist of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the setup and monitoring of the equipment.
     Costs of revenues consist of fixed and variable costs incurred in the manufacture of our products in addition to depreciation of Cryocare Surgical Systems placed in the field with customers under our placement program or with our sales and service personnel. We incur an additional cost of revenues in the form of a fee for equipment usage and other services when a procedure is performed on a system owned by an unrelated service provider. The fee paid to the third-party service provider is charged to costs of revenues when the procedure is performed and billed.
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
     Selling and marketing expenses primarily consist of salaries, commissions and related benefits and overhead costs for employees and activities in the areas of selling, marketing and customer service. Expenses associated with advertising, trade shows, promotional and training costs related to marketing our products are also classified as selling and marketing expenses.
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
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R, our net loss for the three and six months ended June 30, 2006 was $0.8 million and $1.7 million, respectively, greater than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. As of June 30, 2006, there was $5.6 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be amortized on a straight-line basis over a weighted average period of 1.3 years less any stock options forfeited prior to vesting.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Revenues. Revenues for the each of the three months ended June 30, 2006 and June 30, 2005 were $6.9 million. Although our total procedures increased 19.6 percent over the same period last year, our rapid shift in revenue mix has caused a decrease in our average selling price per case and case equivalents. Generally, we earn less revenue per case for sales of cryoablation disposable products than for procedure fees; however the related gross margin as a percent of revenues for sales of cryoablation disposable products is greater.
     The total number of cryoablation procedures performed increased 19.6 percent to 1,938 in the second quarter of 2006 from 1,620 in the comparable period of 2005, while the related revenues decreased 0.4 percent to $6.5 million in the second quarter of 2006 from $6.6 million for the comparable period in 2005. Of the total procedures performed during the three months ended June 30, 2006, 33.5 percent were those in which we provided cryoablation services and 66.5 percent were from the sale of cryoablation disposable products. This compares to 60.4 percent of cryoablation procedures and 39.6 percent for sales of disposable cryoablation products during the three months ended June 30, 2005. Contributing to growth in sales of cryoablation products was an increase in sales to a market served by interventional radiologists, treating tumors in the kidney, lung and liver and pain resulting from metastases of cancer in the bone. Direct sales of disposable products and interventional radiology procedures generally have a lower average selling price than procedures performed by urologists on prostate and renal cancer, although costs of revenues are also lower. Therefore, as the percentage of cases derived from sale of cryosurgical disposable products increases relative to cases derived from cryoablation procedure fees (where we are responsible for providing the service element of the procedure), our incremental revenues grow at a slower rate than our overall procedure growth and our gross margin as a percent of revenues increases. However, gross profit realized is generally equivalent since we do not incur fees to third party service providers for sale of cryoablation disposable products.
     Cardiac royalty revenues decreased 39.8 percent or $92,000 in the second quarter of 2006 over the same period in 2005. The contractual rate of royalties CryoCath is obligated to pay us as a percentage of related revenues decreased from 9% in 2005 to 5% in 2006. Revenues from Cryocare Surgical Systems increased 87.5 percent or $0.1 million during the three months ended June 30, 2006 compared to the same period in 2005.
     Cost of Revenues. Costs of revenues for the three months ended June 30, 2006 decreased 17.0 percent to $3.3 million compared to $3.9 million for the same period in 2005. The decrease in cost of revenues resulted from decreases in materials, labor, and overhead per cryoablation case, as well as decreases in the average service fee paid to third party service providers per procedure. Costs of revenues related to our cryoablation disposable products and procedure fees decreased 19.6 percent to $3.0 million for the second quarter of 2006 from $3.8 million for the same period in 2005. During the three months ended June 30, 2006 and 2005, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.
     Gross Margins. Gross margins on revenues increased to 52.9 percent for the three months ended June 30, 2006 compared to 43.3 percent for the same period in 2005. The positive trend in gross margins was primarily related to our shift from procedures where we bear responsibility for the service element of the procedure to those where we solely sell our cryoablation disposable products. Sale of cryoablation disposable products yields a higher gross margin as a percent of revenues than procedures performed by third parties subcontractors. Additional factors include continued reductions in manufacturing costs for our cryoablation disposable products as well as a decline in the average fee we paid to third parties to provide cryoablation procedures on our behalf. The decrease in gross margins for the three months ended June 30, 2006 was partially offset by several transactions for which we allowed certain customers to upgrade our Cryocare CS system from a previous generation of our Cryocare Surgical System without additional payment, resulting in negative gross profit. In total during the three months ended June 30, 2006, we recorded $0.2 million of revenues from sales of Cryocare Surgical Systems and $0.2 million of related cost of goods sold.

     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2006 decreased to $0.5 million compared to $0.7 million during the three months ended June 30, 2005. As a percentage of revenues, research and development expenses decreased to 6.9 percent for the three months ended June 30, 2006 from 9.9 percent during the comparable period in 2005. During the period, clinical development studies decreased by $0.2 million as a result of more milestone payments being incurred in the 2005 period Included in research and development expenses for the second quarter of 2006 is $40,000 in non-cash stock-based compensation expense.
     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended June 30, 2006 increased 17.2 percent to $3.9 million as compared to $3.3 million for the same period in 2005. The increase partly resulted from non-cash stock-based compensation expenses relating to the implementation of SFAS No. 123R in the amount of $0.2 million, as well as a personnel-related increase in compensation and related expenses in our sales organization. Physician training expense also increased by $0.2 million, which is consistent with our objective of increasing the utilization of cryoablation systems and our cryoablation disposable products by urologists for prostate and renal cancers.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2006 decreased 34.1 percent to $2.1 million as compared to $3.1 million for the same period in 2005. This decrease is primarily due to a $1.0 million reduction in legal fees related to the SEC and DOJ investigations, accounting and consulting costs related to Sarbanes-Oxley compliance and other audit and tax compliance. The decrease was also due to a $0.7 million reduction in accrued payroll taxes pertaining to employee loans forgiven and stock option exercises that occurred in 2002 and prior, which was no longer statutorily due. Partially offsetting these reductions was $0.5 million in non-cash stock-based compensation expense.
     Interest Expense, Net. Interest expense, net, for the three months ended June 30, 2006 was a negative expense of ($2.1) million compared to $0.4 million of expense for the same period in 2005. Interest expense, net for the three months ended June 30, 2006 and 2005 includes a reduction of interest expense of ($1.9) million and expense of $0.5 million, respectively, which represents the change in the fair value of common stock warrants issued in connection with our private placement in March 2005. This represents the (decrease) increase in the fair value of the warrants during the respective quarters. Interest expense, net in the 2006 and 2005 periods also includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances.
     Loss from Continuing Operations. Loss from continuing operations for the three months ended June 30, 2006 was $0.7 million or $0.02 per basic and diluted share on 30.2 million weighted average shares outstanding compared to a net loss of $4.5 million or $0.15 per basic and diluted share on 30.0 million weighted shares outstanding for the same period in 2005. Included in the second quarter 2006 loss is an aggregate of $0.8 million of non-cash stock-based compensation expense in accordance with SFAS No. 123R, $0.9 million reduction in payroll tax liabilities which were no longer statutorily due and the reduction in interest expense of $1.9 million from the change in the fair value of common stock warrants.
     Income from Discontinued Operations. There was no income from discontinued operations for the three months ended June 30, 2006 due to the fact that our disposition of Timm Medical was completed during the three months ended March 31, 2006. Income from discontinued operations for the three months ended June 30, 2005 was $0.3 million or $0.01 per basic and diluted share on 30.0 million weighted average shares outstanding.
     Net Loss. Net loss for the three months ended June 30, 2006 was $0.7 million or $0.02 per basic and diluted share on 30.2 million weighted average shares outstanding, compared to a net loss of $4.2 million, or $0.14 per basic and diluted share on 30.0 million weighted average shares outstanding during the same period in 2005.
     Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenues. Revenues for the six months ended June 30, 2006 increased 2.8 percent to $14.2 million compared to $13.8 million in 2005. The primary reasons for the revenue increase includes the number of cryoablation procedures performed during the six months ended June 30, 2006 compared to the same period in 2005, offset by the rapid shift in mix from procedures for which we are responsible for providing the service element to those for which we solely sell our cryoablation disposable products. Total procedures increased 18.9 percent to 3,699 for the six months ended June 30, 2006 from 3,112 in the comparable period of 2005, while the related revenues increased at 2.8 percent to $13.4 million from $13.0 million for the comparable period in 2005. Of the total procedures performed during the six months ended June 30, 2006, 41.4 percent were those for which we provided cryoablation services and 58.6 percent were from the sale of cryoablation disposable products. This compares to 66.2 percent for cryoablation procedures and 33.8 percent for sales of cryoablation disposable products during the six months ended June 30, 2005. Cardiac royalty revenue decreased 32.7 percent due to the reduction in the contractual royalty percentage due from CryoCath from 9% in 2005 to 5% in 2006. Revenue from the sale of Cryocare Surgical Systems increased 69.2 percent to $0.4 million.
     Costs of Revenues. Costs of revenues for the six months ended June 30, 2006 decreased 13.4 percent to $7.0 million compared to $8.1 million for the same period in 2005. Costs of revenues related to cryoablation revenues decreased 17.6 percent to $6.4 million for 2006 from $7.8 million, for the same period in the 2005. The decrease was driven mainly by the rapid shift in revenue mix resulting in a decrease in the number of cryoablation procedures for which we bear responsibility for providing the service element as opposed to solely selling our cryoablation disposable products, as well as a continued decrease in the average amount per procedure we pay to the third party service providers and decreased costs for materials, labor and overhead per cryoablation case. During the six months ended June 30, 2006 and 2005, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.
     Gross Margins. Gross margins on revenues increased to 50.4 percent for the six months ended June 30, 2006 compared to 41.2 percent for the same period in 2005. The positive trend in our gross margins relates primarily to the shift in our business model to a much larger percentage of total procedures for which we solely sell our cryoablation disposable products as opposed to bearing responsibility for providing the service element of the procedure, which generate a lower gross margin as a percent of revenues. Also contributing to the increase in gross margin were continued reductions in manufacturing costs for our cryoablation disposable products and a reduction in the average fees we paid to third parties to provide cryoablation procedures on our behalf. This increase was negatively affected during the six months ended June 30, 2006 by transactions where we allowed certain customers to upgrade to our Cryocare CS System from a previous generation of our Cryocare Surgical System with nominal additional payment, resulting in a negative gross profit. In total during the six months ended June 30, 2006, we recorded $0.4 million of revenues from sales of Cryocare Surgical Systems with a negative gross margin.
     Research and Development Expenses. Research and development expenses for the six months ended June 30, 2006 increased 33.9 percent to $1.5 million compared to $1.1 million for the comparable period in 2005. The increase was primarily attributable to increased costs associated with several new development projects we have undertaken in our efforts to reduce manufacturing costs of the disposable components used in cryoablation surgical procedures as well as efforts to broaden the application of cryoablation outside of our current markets in urology and interventional radiology. Included in research and development expenses for the first half of 2006 is $80,000 in non-cash stock-based compensation expense. As a percentage of revenues, research and development expenses increased to 10.5 percent during the six months ended June 30, 2006, from 8.1 percent during the six months ended June 30, 2005.
     Selling and Marketing Expenses. Selling and marketing expenses for the six months ended June 30, 2006 increased 17.4 percent or $1.1 million to $7.7 million as compared to $6.5 million for the same period in 2005. Driving the increases were proctor fees and related cost increases of $0.4 million, non-cash stock-based compensation expenses relating to the implementation of SFAS No. 123R in the amount of $0.4 million, and a personnel-related increase in compensation and related expenses in our sales organization of $0.2 million.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2006 declined 10.6 percent or $0.7 million to $6.1 million as compared to $6.8 million for the same period in 2005. The decline resulted from decreases in legal and accounting costs of $1.4 million payroll taxes of $0.7 million and receipt of a legal settlement of $0.2 million, which were partially offset by $1.2 million non-cash stock-based compensation expenses relating to the implementation of SFAS No. 123R. There also was a reduction in overall legal fees and reimbursement of costs associated with the SEC and DOJ investigations from our directors’ and officers’ liability insurance policy, which reimbursement did not occur in the 2005 period. These decreases were partially offset by an aggregate of $0.4 million in increases relating primarily to compensation and related personnel costs resulting from establishing an in-house legal department to reduce overall legal fees as well as from changing the classifications of certain regulatory and compliance employees from selling and marketing expenses.
     Interest Expense, Net. Interest expense, net, for the six months ended June 30, 2006 was a negative expense of ($2.0) million compared to $1.0 million in expense for the same period in 2005. Interest expense, net for the six months ended June 30, 2006 and 2005 includes a reduction of interest expense of ($1.7) million and interest expense of $1.1 million, respectively, which represents the change in the fair value of common stock warrants issued in connection with our private placement in March 2005. This represents the (decrease) increase in the fair value of the warrants during the respective periods. Interest expense, net, in the 2006 and 2005 periods also includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances.
     Loss from Continuing Operations. Loss from continuing operations for the six months ended June 30, 2006 was $5.9 million or $0.20 per basic and diluted share on 30.2 million weighted average shares outstanding compared to a net loss of $9.7 million or $0.35 per basic and diluted share on 27.8 million weighted average shares outstanding for the same period in 2005. Included in the loss from continuing operations during the six months ended June 30, 2006 is an aggregate of $1.7 million of non-cash stock-based compensation expense in accordance with SFAS No. 123R, $0.9 million reduction in accrued payroll taxes which were no longer statutorily due and the reduction in interest expense of $1.7 million from the change in the fair value of common stock warrants.
     Income from Discontinued Operations. Income from discontinued operations for the six months ended June 30, 2006 represents the operating results of Timm Medical through the date of sale on February 10, 2006. Income for the 2006 period was $0.2 million or $0.01 per basic and diluted share on 30.2 million weighted average shares outstanding. The 2006 income included $0.4 million gain on sale of Timm Medical and a tax provision of $0.2 million. Income from discontinued operations for the six months ended June 30, 2005 was $1.0 million or $0.04 per basic and diluted share on 27.8 million weighted average shares outstanding. The 2005 period includes income of $0.6 million as a result of the elimination of the estimated costs to sell, which was previously reported as a component of a 2004 impairment charge when Timm Medical was initially marketed for sale.
     Net Loss. Net loss for the six months ended June 30, 2006 was $5.6 million or $0.19 per basic and diluted share on 30.2 million weighted average shares outstanding, compared to a net loss of $8.7 million, or $0.31 per basic and diluted share on 27.8 million weighted average shares outstanding for the same period in 2005.
Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2006, we had an accumulated deficit of $171.3 million and cash and cash equivalents of $8.0 million.
     We do not expect to reach break-even or cash flow positive operations in 2006, and we expect to continue to generate losses from operations for the foreseeable future. These losses, which are expected to decline, have resulted in part from our continued investment to gain acceptance of our technology and investment in cost reduction initiatives. In addition to these continued investments, although we recently resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see below under “Part II, Item 1 — Legal Proceedings”), we still have obligations to indemnify and advance the legal fees for our former officers and former directors in connection with the ongoing investigations related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our results of operations and our liquidity. We also face large cash expenditures in the future related to past due sales and use tax obligations, which we estimate to be approximately $2.9 million and which was accrued as of June 30, 2006. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities.
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
     We intend to continue investing in our sales and marketing efforts to physicians in order to raise awareness and gain further acceptance of our technology. This investment is required in order to increase physicians’ usage of our technology in the treatment of prostate and renal cancers, lung and liver cancers and in the management of pain from bone metastases. Such costs will be reported as current period charges under generally accepted accounting principles.
     We will use existing cash reserves, which includes the net proceeds from our March 2005 private placement and the sale of Timm Medical, to finance our projected operating and cash flow needs, along with continued expense management efforts for the remainder of the year. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. This line of credit permits us to borrow up to the lesser of $4.0 million or amounts available under the “Borrowing Base”. The Borrowing Base is (i) 80 percent of our eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of our eligible inventory or $500,000. We have no amounts outstanding under this line of credit at June 30, 2006.
     We expect that we will need to raise additional capital prior to March 31, 2007 to fund our ongoing operations. Any additional capital may not be available on terms acceptable to us, or at all. Additional equity financing may cause our existing stockholders to experience dilution and negatively affect our stock price. Additional debt financing, if available, may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short term liquidity.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. As of June 30, 2006, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our second fiscal quarter for 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the Securities and Exchange Commission (the“SEC”) on July 14, 2006 and entered into a non-prosecution agreement with the Department of Justice (the “DOJ”) on July 18, 2006. These two agreements effectively resolve with respect to the Company the investigations begun by the SEC and by the DOJ in January 2003. The investigations related to certain former officers and directors remain ongoing.
     Under the terms of the consent judgment with the SEC, the Company, without admitting or denying any wrongdoing, agreed to pay a total of $750,000 in civil penalties and is enjoined from future violations of securities laws. In April 2006, we had placed this amount in escrow at the request of the SEC staff.
     Under the terms of the non-prosecution agreement with the DOJ, the United States Attorney’s Office for the Central District of California has agreed not to prosecute the Company for any crimes committed by the Company’s employees relating to the DOJ’s investigation. The agreement becomes final and irrevocable on January 1, 2007.
     Given the recent announcements by numerous companies and the SEC’s current focus on stock option plan administration, our Audit Committee requested that management conduct an internal review of our historical stock option practices, the timing of stock option grants and related accounting and documentation. Based on this review, management identified several stock option grants made between 1997 and 2002 for which the actual measurement dates appeared to differ from the recorded grant dates. Management analyzed the potential accounting impact, assuming that the measurement dates for these option grants differ from the recorded grant dates, and concluded that the financial impact did not necessitate adjustment to or restatement of our previously-issued financial reports. Management reported the results of its review to our Audit Committee and Board of Directors at their regularly scheduled meetings on July 26, 2006. Following these meetings, we contacted the SEC and the DOJ and reported our findings. On August 1, 2006, we met with the SEC staff to discuss our findings and later received a subpoena from the SEC requesting additional option-related information. We are in the process of responding to this subpoena and will continue to fully cooperate with the SEC and DOJ and with their ongoing investigations related to certain of our former officers and directors.
Item 1A. Risk Factors
     Please see our 2005 Annual Report on Form 10-K filed with the SEC on March 16, 2006, which includes a detailed discussion of our risk factors. We do not believe that there have been any material changes in our risk factors from those disclosed in the Form 10-K, except for the addition of the following risk factors.
     We face risks relating to our liquidity.
     As described above in Part I, Item 2 under “Liquidity and Capital Resources,” we expect that we will need to raise additional capital prior to March 31, 2007 to fund our ongoing operations. Any additional capital may not be available on terms acceptable to us, or at all. Additional equity financing may cause our existing stockholders to experience dilution and negatively affect our stock price. Additional debt financing, if available, may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short term liquidity.
     If we fail to adequately address our liquidity concerns, then our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
     Furthermore, our failure to raise adequate capital would have a material adverse effect on our business, financial condition, results of operations and cash flows, and could cause us to discontinue operations or declare bankruptcy.
     Our business may be materially and adversely impacted by the loss of our largest customer or the reduction, delay or cancellation of orders from this customer; in addition, our business may be materially and adversely impacted if this customer delays payment or fails to pay for products sold to this customer.
     For the quarter ended June 30, 2006 our largest customer accounted for 18.9% of our net revenues, and as of June 30, 2006 this customer accounted for 21.6% of our accounts receivable. Our sales to this customer may be materially and adversely impacted by various factors relating to this customer’s business, financial condition, results of operations and cash flows. Our business, financial condition, results of operations and cash flows may be materially and adversely impacted by the loss of this customer, or the reduction, delay or cancellation of orders. In addition, our business, financial condition, results of operations and cash flows may be materially and adversely impacted if this customer delays payment or fails to pay for products sold. This customer is not obligated to purchase a specific quantity of our products or provide binding forecasts of purchases for any period.
     We may be subject to civil or criminal liability if we violate the terms of our settlements with the SEC and the DOJ.
     As described above under Part II, Item 1, we recently entered into settlements with the SEC and the DOJ. If we violate the terms of these settlements, then we may be subject to civil or criminal liability, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. Our non-prosecution agreement with the DOJ does not become final and irrevocable until January 1, 2007. Until that date, the DOJ may bring criminal charges against us if it determines that we have violated the terms of the non-prosecution agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on Thursday, May 18, 2006. Our stockholders approved the following matters at the Annual Meeting by the votes indicated:
     1. The stockholders elected the following six directors to our Board of Directors to serve until the 2007 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified:

	Number of Shares
	For	Abstain
John R. Daniels, M.D.	23,308,983	474,165
Craig T. Davenport	23,308,799	474,349
David L. Goldsmith	23,658,551	124,597
Eric S. Kentor	23,669,551	113,597
Terrence A. Noonan	23,669,551	113,597
Thomas R. Testman	23,658,551	124,597

     2. The stockholders voted to reauthorize our Board of Directors, in its discretion, to amend our Restated Certificate of Incorporation to effectuate a reverse stock split of our common stock, at an exchange ratio ranging from one-to-two to one-to-five:

Number of Shares
For	21,665,105
Against	1,991,124
Abstain	126,919
     3. The stockholders ratified the selection of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2006:

Number of Shares
For	23,718,355
Against	62,293
Abstain	2,500
Item 5. Other Information
     None.
Item 6. Exhibits
     A list of exhibits filed with this Form 10-Q or incorporated by reference herein is found in the Exhibit Index immediately following the Signature Page of this Form 10-Q, which is hereby incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCARE, INC.

	By:	/s/ CRAIG T. DAVENPORT

Craig T. Davenport
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

	By:	/s/ MICHAEL R. RODRIGUEZ

Michael R. Rodriguez
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Date: August 8, 2006

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Partnership Interest Purchase Agreement, dated as of December 30, 2004, by and between the Company and Advanced Medical Partners, Inc.

2.2(2)	Stock Purchase Agreement, dated as of January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.3(3)	$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1(4)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(4)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(4)	Restated Certificate of Incorporation.

3.4(5)	Amended and Restated Bylaws of the Company.

4.1(6)	Form of Stock Certificate.

4.2(7)	Form of Series A Warrant.

4.3(7)	Form of Series B Warrant.

4.4(8)	Rights Agreement, dated as of June 30, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(9)	Amendment No. 1 to Rights Agreement, dated as of June 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1(10)	Amendment to Loan Documents, dated as of April 24, 2006, by and between Endocare, Inc. and Silicon Valley Bank.

10.2	First Amendment to Lease, dated as of May 19, 2006, between Endocare, Inc. and The Irvine Company LLC.

10.3(11)†	Employee Deferred Stock Unit Program.

10.4(11)†	Non-Employee Director Deferred Stock Unit Program.

10.5*	Customer Quote, dated as of January 9, 2006, to Advanced Medical Partners, Inc.

10.6*	Amended and Restated Endocare Service Agreement, dated as of January 9, 2006, between Endocare, Inc. and Advanced Medical Partners, Inc.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 6, 2005.

(2)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(3)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(5)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(6)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(7)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(8)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(9)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(10)	Previously filed as an exhibit to our Form 8-K filed on April 25, 2006.

(11)	Previously filed as an exhibit to our Form 8-K filed on May 22, 2006.