Form 10-Q
period 2006-09-30
ENDOCARE INC
filed 2006-11-09
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐; (2) Yes☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at October 31, 2006 was 30,648,934.

Endocare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Total revenues	$6,700	$7,008	$20,870	$20,794
Costs and expenses:
Costs of revenues	2,677	3,809	9,699	11,919
Research and development	581	542	2,067	1,653
Selling and marketing	3,725	3,253	11,398	9,791
General and administrative	3,196	3,393	9,262	10,182
Impairment charge	—	—	—	26

Total costs and expenses	10,179	10,997	32,426	33,571

Loss from operations	(3,479)	(3,989)	(11,556)	(12,777)
Interest expense, net	1,330	562	3,375	(389)

Loss from continuing operations before taxes	(2,149)	(3,427)	(8,181)	(13,166)
Tax benefit on continuing operations	—	—	151	—

Loss from continuing operations	(2,149)	(3,427)	(8,030)	(13,166)
Income from discontinued operations	—	537	245	1,575

Net loss	$(2,149)	$(2,890)	$(7,785)	$(11,591)

Income (loss) per share — basic and diluted:
Continuing operations	$(0.07)	$(0.11)	$(0.27)	$(0.45)
Discontinued operations	—	0.01	0.01	0.05

Net loss	$(0.07)	$(0.10)	$(0.26)	$(0.40)

Weighted average shares of common stock outstanding	30,175	30,069	30,162	28,975
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,471	$8,108
Accounts receivable, net	2,955	3,549
Inventories, net	2,457	2,462
Prepaid expenses and other current assets	1,117	1,213
Assets of discontinued operations	—	9,624

Total current assets	12,000	24,956
Property and equipment, net	1,106	1,794
Intangibles, net	3,751	4,167
Investments and other assets	2,401	1,320

Total assets	$19,258	$32,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,352	$2,680
Accrued compensation	2,623	3,614
Other accrued liabilities	3,956	6,629
Liabilities of discontinued operations	—	1,461

Total current liabilities	9,931	14,384
Common stock warrants	2,082	5,023

Total liabilities	12,013	19,407

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 30,175 and 30,089 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	30	30
Additional paid-in capital	180,678	178,477
Accumulated deficit	(173,463)	(165,677)

Total stockholders’ equity	7,245	12,830

Total liabilities and stockholders’ equity	$19,258	$32,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,785)	$(11,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on divestiture	(418)	—
Depreciation and amortization	1,227	2,502
Loss on disposals of fixed assets	423	107
Stock compensation expense	1,986	49
Costs related to assets held for sale	—	(583)
Minority interests	—	(214)
Interest expense related to common stock warrants	(2,941)	625
Changes in operating assets and liabilities:
Accounts receivable	826	(184)
Inventories	(330)	(368)
Prepaid expenses and other current assets	430	(239)
Accounts payable	392	224
Accrued compensation	(1,013)	(151)
Other accrued liabilities	(2,685)	(1,986)

Net cash used in operating activities	(9,888)	(11,809)

Cash flows from investing activities:
Purchases of property and equipment	(144)	(246)
Proceeds from divestitures	7,287	850
Purchases of intangible assets	—	(330)

Net cash provided by investing activities	7,143	274

Cash flows from financing activities:
Borrowings under the credit facility	250	—
Repayments under the credit facility	(250)	—
Stock options and warrants exercised	108	81
Proceeds from sale of common stock, net of issuance costs	—	14,596

Net cash provided by financing activities	108	14,677

Net increase (decrease) increase in cash and cash equivalents	(2,637)	3,142

Cash and cash equivalents, beginning of period	8,108	7,985

Cash and cash equivalents, end of period	$5,471	$11,127

Non-cash activities:
Transfer of inventory to property and equipment	$361	$418

Note receivable received in divestiture	$1,425	$—

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
     Through February 10, 2006, we also offered vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction through our wholly-owned subsidiary Timm Medical Techologies, Inc. (Timm Medical), which was sold to a third party effective February 10, 2006 (see Note 4 - “Sale of Timm Medical”). The operating results of Timm Medical through the date of sale are included in discontinued operations.
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2006, we had an accumulated deficit of $173.5 million and cash and cash equivalents of $5.5 million. We do not expect to reach break-even or cash flow positive operations in 2006, and we expect to continue to generate losses from operations for the foreseeable future, although such losses are expected to decline.
     As more fully discussed below in Note 9 — “Commitment and Contingencies,” even though we recently resolved the investigations of our historical accounting and financial reporting through our settlements in July 2006 with the SEC and U.S. Department of Justice (DOJ), we still have obligations to indemnify and advance the legal fees for our former officers and former directors in connection with the ongoing investigations related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our results of operations and our liquidity.
     For the year ended December 31, 2005 and the nine months ended September 30, 2006, we incurred $1.1 million and $0.2 million (net of insurance reimbursement), respectively, in legal expenses, related to these matters. We also face large cash expenditures in the future related to past due state and local sales and use tax obligations, for which we estimated and accrued $2.8 million as of September 30, 2006. We currently are in negotiations with various states to resolve past due taxes. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
     We have continued to experience year-over-year growth in cryosurgical disposable products sales and procedure fee revenues. As a result of the shift in the revenue mix from cryoablation procedure fees to sales of cryoablation disposable products, which have a lower average selling price and cost of sales per procedure, we have experienced a significant increase in gross margins as a percentage of revenues although the gross profit dollars per case generally are the same. We have significantly reduced our operating expenses through streamlining our corporate organization, elimination or deferral of some longer-term research and development and clinical and marketing activities, reconfiguration of our products to reduce manufacturing costs, transferring manufacturing to lower cost suppliers and, in general, better controlling operating expenses.
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
     On October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) pursuant to which we have the right to sell to Fusion Capital up to $16.0 million worth of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount in $100,000 increments every third business day. We can sell additional $150,000 increments to Fusion Capital every second business if the trading price of our common stock is at least $1.50 per share. This $150,000 increment can be further increased at graduation levels up to $1.0 million if the market price of our common stock increases from $1.50 to $6.00. We can commence these sales after we complete the registration process with the SEC. If the price of our stock is below $1.00 per share, the obligation for Fusion Capital to buy any shares of stock is automatically suspended. Under the terms of the agreement we issued 473,957 shares of common stock to Fusion Capital as a commitment fee See Note 12 – “Subsequent Events” for further discussion.
     We will use existing cash reserves, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. This line of credit permits us to borrow up to the lesser of $4.0 million or amounts available under the “Borrowing Base.” The Borrowing Base is (i) 80 percent of our eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of our eligible inventory or $500,000. The credit facility includes a subjective acceleration clause and a requirement to maintain a lockbox with the lender to which all collections are deposited. At September 30, 2006, we were not in compliance with the minimum tangible net worth requirement under the credit facility. We are in the process of requesting a waiver from the lender. However, there is no assurance that a waiver will be issued. We had no amounts outstanding under this line of credit at September 30, 2006.
     We believe that the financing with Fusion Capital and our line of credit with our bank will provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows. However, our cash needs are not entirely predictable and the availability of funds from Fusion Capital and our bank are subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows.
     Despite the availability of funds from Fusion Capital and our bank, our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern due to subjective acceleration provisions and conditions that must be met in order to access the funds. A qualified opinion itself could have a material adverse effect on our business, financial condition, results of operations and cash flows.
4. Sale of Timm Medical
     We acquired Timm Medical in February 2002. During 2003, we divested certain non-core product lines of Timm Medical. In July 2004, we began actively marketing Timm Medical to potential buyers as part of an overall plan to raise additional capital. We reported Timm Medical as an asset held for sale effective July 31, 2004 and recorded an impairment charge totaling $5.9 million to reduce the carrying value of Timm Medical to fair value, less costs to sell. Following the completion of our $15.6 million private placement in March 2005 (see Note 5 — “Private Placement of Common Stock and Warrants”), we reclassified Timm Medical as held and used in the first quarter of 2005 as we were no longer seeking a buyer and had ceased all marketing efforts. As a result of this change in plan, included in net income from discontinued operations for the nine months ended September 30, 2005 is $0.4 million in depreciation and amortization expense for fixed assets and intangibles for the period from July 31, 2004 to March 31, 2005 and $0.6 million income as a result of the elimination of the estimated costs to sell, which was previously recorded as a component of the impairment charge in 2004.
     In late 2005, we received substantive expression of interest from Plethora Solutions Holdings plc (Plethora), a company listed on the London Stock Exchange, to acquire Timm Medical and the parties entered into a Stock Purchase Agreement on January 13, 2006. The transaction closed on February 10, 2006. We did not receive significant direct cash flows from Timm Medical and had no significant continuing involvement in its operations after the sale. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Timm Medical were classified as discontinued operations in the condensed consolidated financial statements for each period presented. The assets and liabilities of Timm Medical as of December 31, 2005 have been classified as current. Sale proceeds (net of $0.6 million in transaction costs) totaled $8.9 million and resulted in a gain on sale of $0.4 million in the first quarter of 2006. Gross proceeds of $9.5 million include cash of $8.1 million and a two-year, five percent promissory note secured by the assets of Timm Medical. The note is convertible into Plethora’s ordinary shares at any time at our option. If Plethora’s shares trade above a specified price for 20 consecutive days, Plethora has the option to require conversion. Net cash proceeds from the divestiture were $7.2 million (after $0.6 million in transaction costs and $0.3 million in cash of Timm Medical as of the date of disposition).
     We agreed to retain certain assets and liabilities of Timm Medical, including all tax liabilities totaling $1.1 million, obligations and rights to a $2.7 million note receivable from the sale of Timm Medical’s urinary incontinence product line in 2003, certain litigation to which Timm Medical is a party and ownership of Urohealth BV (Timm Medical’s wholly-owned subsidiary with insignificant operations). Assets and liabilities we retained and their related revenues and expenses are excluded from discontinued operations. The stock purchase agreement requires an indemnification escrow of $1.4 million (proceeds from the note receivable under certain circumstances in conjunction with the note’s payment terms) to indemnify Plethora against certain claims and liabilities.
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

     Revenues for Timm Medical were $1.0 million (for the period from January 1, 2006 through date of sale, February 10, 2006) and $2.5 million and $6.9 million for the three months and nine months ended September 30, 2005, respectively. Income from discontinued operations for the nine months ended September 30, 2006 includes a $0.4 million gain on disposal and is net of $0.2 million in taxes.
5. Private Placement of Common Stock and Warrants
     On March 11, 2005, we completed a private placement of 5,635,378 shares of our common stock and detachable warrants to purchase 3,944,748 common shares at an offering price of $2.77 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. Of the total warrants, 1,972,374 have an initial exercise price of $3.50 (Series A warrants) per share and 1,972,374 have an initial exercise price of $4.00 (Series B warrants) per share. The warrants expire on March 11, 2010 unless exercised before then. One current member and one former member of our management team made personal investments totaling $0.7 million in the aggregate, and a member of our board of directors invested $0.3 million.
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
     Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares, we have classified the warrants as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, we have allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that we revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. We determined the fair value of the warrants as follows as of September 30, 2006:
•	First, we used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of the warrants (3.50 years); no dividends; a risk free rate of 4.61 percent, which equals the yield on Treasury bonds at constant (or fixed) maturity equal to the remaining contractual term of the warrants; and volatility of 58.6 percent. Under these assumptions, the Black-Scholes option-pricing model yielded a value of $0.61 for each of the Series A warrants and $0.54 for each of the Series B warrants, for an aggregate value of $2.2 million;

•	Second, since the warrants are limited in the amount of realizable profit to the holders as a result of the call provision described above, we reduced the value of the warrants to account for the probability that the stock price will reach or exceed $6.50 and $7.50, respectively (i.e., the prices above which we have the right to call the Series A and Series B warrants, effectively compelling the holders to exercise their warrants). We used a statistical formula to calculate the probability that our stock price will reach or exceed $6.50 and $7.50, respectively. Based on this formula, we calculated that, for the Series A warrants, the probability that the stock price of $6.50 will be reached or exceeded is approximately 2.0 percent. Similarly, we calculated that, for the Series B warrants, the probability that the stock price of $7.50 will be reached or exceeded is approximately 0.6 percent. Based on these probabilities, we reduced the valuation of each of the Series A warrants to $0.59 (which equals one minus 2.0 percent, multiplied by $0.61) and we reduced the valuation of each of the Series B warrants to $0.53 (which equals one minus 0.6 percent, multiplied by $0.54). This yields an aggregate value of the warrants equal to $2.2 million; and

•	Third, we further reduced the value of the warrants on the assumption that our stock price on the day that the warrants are exercised will be affected by dilution as a result of the additional stock introduced into the market. Given that we have approximately 30.2 million shares outstanding, we calculated that the exercise of the warrants will result in dilution of approximately 6.2 percent. Using the dilution figure of 6.2 percent, we reduced the value of each of the Series A warrants to $0.56 and the Series B warrants to $0.50. This yields an aggregate value of the warrants equal to $2.1 million. As a result of this fair value calculation, we recorded a reduction to net interest expense of $1.2 million and $2.9 million, respectively, for the three and nine months ended September 30, 2006 (compared to reduction of interest expense of $0.5 million and net interest expense of $0.6 million, respectively, for the three and nine months ended September 30, 2005), which represents the change in the fair value of the warrants from June 30, 2006 and December 31, 2005, respectively, primarily as a result in the decrease in the fair value of the underlying stock.

The $1.2 million reduction in the fair value of the warrants during the third quarter of 2006 from $3.3 million at June 30, 2006 to $2.1 million at September 30, 2006 is primarily the result of the decrease in the our share price from $2.50 at June 30, 2006 to $2.00 at September 30, 2006 and the decrease in the overall volatility of our common shares. The $2.9 million reduction to net interest expense for the nine months ended September 30, 2006 includes a $0.8 million ($0.03 per basic and diluted share) reduction in the fair value of the warrants as calculated at December 31, 2005 due to changes in the methodology we used to measure volatility in conjunction with the adoption of SFAS No. 123R, Share Based Payment as further discussed in Note 7 — “Stock-Based Compensation” below. This reduction was a change in estimate and was recorded in 2006 first quarter operations.
     Upon the earlier of the warrant exercise or expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. We do not expect that the warrants will be exercised within the next 12 months based on the current trading prices of our common stock and have classified the warrants as a non-current liability at September 30, 2006. Changes in fair value during each period will be recorded as interest expense.
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
7. Stock-Based Compensation
     As of September 30, 2006, we have five stock-based employee compensation plans and one non-employee director stock-based compensation plan. Prior to January 1, 2006, we accounted for stock-based compensation for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Compensation expense recorded under APB 25 has not been significant since we generally grant options with an exercise price equal to the fair value of our common stock on the date of grant.
     On May 18, 2006 we adopted the “Employee Deferred Stock Unit Program” and the “Non-employee Director Deferred Stock Unit Program.” Under the terms of the employee program, certain eligible employees have the option to elect to receive all or a portion of their annual bonus (at a minimum of 25 percent) in deferred stock units in lieu of cash. In addition each participating employee will also receive an additional premium in stock at a percentage determined by the Compensation Committee of our board of directors. That percentage premium for 2006 is 20 percent. Irrevocable deferral elections are made during a designated period no later than June 30 of each year. The units vest upon the determination of the bonus achieved and the number of stock units earned in the first quarter of the following fiscal year. The stock price to determine the number of shares to be issued is the fair market value of the stock on the date on which the deferred stock units are granted. In 2006, the date of grant was June 23, 2006, on which date the closing stock price was $2.70. Compensation expense related to the bonus program is recorded pro rata during the performance year based on the estimated incentives achieved, whether payable in cash or in stock units. The portion of bonus payable in stock units is recorded as additional paid-in-capital. The estimated value of the incentives is periodically adjusted based on current expectations regarding the levels of achievement.
     Under the directors plan, members of the board of directors can choose to have all or a portion of their director fees paid in fully vested deferred stock units (at a minimum of 25 percent) commencing July 1, 2006. Additionally, directors may choose to have up to 50 percent of their deferred stock units paid in cash at the date of issuance. Annual deferral elections are made in December for the following year. During 2006, elections were made in June. Deferred stock units are granted each quarter based on the director fees earned in the prior quarter and the fair market value of the stock on the date of grant. The first grant was made in October 2006 for the September 30, 2006 quarter. Directors’ fees, whether payable in cash or in stock units, are expensed when incurred. In the current quarter, the entire amount of the directors’ fees has been recorded as a liability. After the grant date (October 2006), we will record up to the maximum amount that can be taken in cash as a liability.
     Common shares underlying the vested stock units in the employee and director plans are issued at the earlier of the payout date specified by the participant (which is at least two years from the date of grant), a change in control event as defined, or the month following the participant’s death.
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”) using the modified prospective transition method. Among other items, SFAS No. 123R eliminates the use of the intrinsic value method of accounting under APB 25 and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Under the modified prospective method, we recognize compensation cost in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted, modified or settled after January 1, 2006, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date.
     We will continue to use the Black-Scholes standard option pricing model and the single option award approach to measure the fair value of the stock options granted to employees. In conjunction with the adoption of SFAS No. 123R, we modified certain assumptions and estimation methodologies for inputs to the Black-Scholes valuation calculations in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. These changes primarily include the following:
a.	We increased the expected term from five years to 6.25 years using the “shortcut method” under SAB 107 (an expected term based on the mid point between the vesting date and the end of the contractual term). The use of the short cut method is permitted through December 31, 2007. We will convert to company-specific experience on or before January 1, 2008. The options have a maximum contractual term of 10 years and vest pro-rata over four years, which is the requisite service period.

b.	While we continue to use historical volatility (based on daily trading prices) to estimate the fair value of options granted, we have increased the period over which volatility is measured from three years to 6.25 years. We have excluded the period from October 24, 2002 to January 16, 2003 (inclusive) during which our common stock experienced unusually high volatility as a result of announcement of our failure to file the September 30, 2002 Form 10-Q, temporary suspension of trading, delisting of our shares from NASDAQ, and an investigation commenced by the SEC.

c.	These changes resulted in a net decrease in volatility from previous estimates. Average volatility for options granted in 2005 and during the nine months ended September 30, 2006 was approximately 90.3 percent and 69.5 percent, respectively. We did not incorporate implied volatility since there are no actively traded option contracts on our common stock and sufficient data for an accurate measure of implied volatility were not available.

d.	Prior to January 1, 2006, we accounted for forfeitures as they occurred. Compensation expense related to unvested forfeited options was reversed in the period the employee was terminated. Upon adoption of SFAS No. 123R, we have estimated an average forfeiture rate of approximately 33.7 percent based on historical experience from 2001 through September 30, 2006. Stock-based compensation expense recorded in the 2006 periods is net of expected forfeitures. We will periodically assess the forfeiture rate. Changes in estimates will be recorded in the period of adjustment, if any. During the three months ended September 30, 2006, we increased the estimated forfeiture rate from 25 percent to 33 percent as a result of our periodic review of estimated forfeiture rates compared to historical experience. The change in estimate resulted in a cumulative adjustment to reduce stock-based compensation expense during the three months ended September 30, 2006 by $0.4 million.
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
     As a result of adopting SFAS No. 123R, our loss from continuing operations and net loss for the three and nine months ended September 30, 2006 was $65,000 (zero per basic and diluted share) and $1.8 million ($0.06 per basic and diluted share) greater, respectively, than if we had continued to account for stock-based compensation under APB 25 and its related interpretations. Of the $1.8 million recorded during the nine months ended September 30, 2006, $32,000 was expensed as cost of goods sold, $92,000 was included in research and development expenses, $0.4 million in selling and marketing expenses and $1.2 million in general and administration expenses. The $65,000 expense recorded for the three months ended September 30, 2006 and the $1.8 million expense recorded for the nine months ended September 30, 2006 includes a $0.4 million ($0.01 per basic and diluted share) reduction in to the stock compensation expense as calculated through June 30, 2006 due to changes in our estimated forfeiture rate in conjunction with the provisions of SFAS No. 123R, Share Based Payment. This reduction is a change in estimate and is recorded in operations for the three and nine months ended September 30, 2006. As of September 30, 2006, there was $3.4 million (net of estimated forfeitures) of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be amortized on a straight-line basis over a weighted average period of 1.3 years less any stock options forfeited prior to vesting. As of September 30, 2006, stock compensation cost capitalized as inventory was insignificant.
     Prior to January 1, 2006, we accounted for stock-based employee compensation plans in accordance with APB 25 and followed the pro forma disclosure requirements set forth in SFAS No. 123. The following table illustrates the effect on net loss and loss per share for the three and nine months ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The amounts in the table below include stock-based compensation expense related to Timm Medical which was not significant (dollars in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September	September
	30, 2005	30, 2005
Net loss, as reported	$(2,890)	$(11,591)
Add: Stock-based employee compensation expense included in reported net loss for all awards	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(936)	(2,756)

Net loss, as adjusted	$(3,826)	$(14,347)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.40)
As adjusted	$(0.13)	$(0.50)

     Weighted average expected volatility for stock options granted prior to December 31, 2005 was based on daily trading prices from April 2003 and an expected term of five years. The average volatility for options granted during the nine months ended September 30, 2006 and 2005 was 69.5 percent and 90.3 percent, respectively. The risk free interest rate reflected the yield on zero coupon U.S. treasuries at the date of grant, based on the median time the options granted are expected to be outstanding. The risk free interest rate during the nine months ended September 30, 2006 and 2005 was an average of 4.57 percent and 3.9 percent, respectively. No expected dividend yield is used because we have not historically paid dividends and do not intend to pay dividends in the foreseeable future.
     The weighted average fair value for stock options granted during the nine months ended September 30, 2006 and September 30, 2005 was $1.90 and $2.41 respectively.
     The following is a summary of the stock option activity for the nine months ended September 30, 2006:

			Remaining
	Number of	Weighted	Contractual	Aggregate
	Options	Average	Term	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding at December 31, 2005	6,006	$4.27
Granted	612	3.25
Exercised	(66)	0.79
Canceled	(121)	4.09

Options outstanding at March 31, 2006	6,431	4.21
Granted	66	3.31
Exercised	(20)	2.81
Canceled	(176)	4.38

Options outstanding at June 30, 2006	6,301	4.20

Granted	429	2.20
Exercised	—	—
Canceled	(391)	3.32

Options outstanding at September 30, 2006	6,339	$4.12	7.47	$—

Options exercisable at September 30, 2006	3,502	$4.96	6.50	$—

     The following table summarizes information regarding options outstanding and options exercisable at September 30, 2006:

				Weighted
			Number	Average		Number
			Outstanding As	Remaining	Weighted	Exercisable As of	Weighted
			of September	Contractual	Average	September 30,	Average
Range of Exercise Prices			30, 2006	Life(Years)	Exercise Price	2006	Exercise Price
$ 2.00	–	$2.22	754,000	8.44	$2.15	215,729	$2.11
$ 2.25	–	$2.36	705,000	6.63	$2.26	626,875	$2.26
$ 2.50	–	$2.80	888,000	8.16	$2.75	282,000	$2.72
$ 2.83	–	$3.29	639,445	8.52	$3.04	174,435	$3.05
$ 3.30	–	$3.45	687,140	9.05	$3.36	88,984	$3.44
$ 3.69	–	$4.20	450,250	7.34	$4.07	308,270	$4.08
$ 4.27	–	$4.27	1,000,000	7.20	$4.27	618,750	$4.27
$ 4.50	–	$5.13	688,459	6.17	$4.75	660,126	$4.75
$ 6.19	–	$18.84	525,923	4.98	$12.98	525,923	$12.98
$21.23	–	$21.23	1,000	5.09	$21.23	1,000	$21.23

$ 2.00	–	$21.23	6,339,217	7.47	$4.12	3,502,092	$4.96

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price. During the three months ended September 30, 2006 and September 30, 2005, the aggregate intrinsic value of options exercised under the stock option plans was zero and $27,000 respectively. The aggregate intrinsic value of options exercised under the stock option plans for the nine months ended September 30, 2006 and 2005 was $0.1 million and $0.2 million, respectively.
     Cash received from option exercises under all stock-based payment arrangements for the quarters ended September 30, 2006 and 2005 was zero and $30,000 respectively. Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $0.1 million and $81,000, respectively.
8. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.
     The following is a summary of inventories (excluding assets of discontinued operations):

	September 30,	December 31,
	2006	2005
Raw materials	$1,794	$1,646
Work in process	350	275
Finished goods	878	911

Total inventories	3,022	2,832
Less: inventory reserve	(565)	(370)

Inventories, net	$2,457	$2,462

9. Commitments and Contingencies
Litigation and Regulatory Investigations
     As discussed in Note 3, in July 2006 we reached a settlement concerning Endocare with the SEC and the DOJ regarding investigations commenced in January 2003 related to allegations that we and certain of our former officers and directors and one current employee issued, or caused to be issued, false and misleading financial statements in prior periods. Under the terms of the settlement with the SEC (i) we paid a total of $750,000 in civil penalties and disgorgement; and (ii) we agreed to a stipulated judgment enjoining future violations of securities laws.
     On April 7, 2006, we entered into an escrow agreement with Morrison & Foerster LLP, our outside counsel, pursuant to which we placed the $750,000 anticipated settlement in escrow with Morrison & Foerster LLP at the request of the SEC staff. The funds were released from escrow to the SEC in August 2006. A liability for the monetary penalty was accrued in prior years.
     The investigations conducted by the SEC and the DOJ relative to certain former officers and directors of the Company are ongoing, and are not affected by our settlements with the SEC and the DOJ. We have obligations to indemnify and advance the legal fees for the former officers and directors who remain under investigation. Our directors’ and officers’ liability and other insurance may fund certain losses, including defense costs, related to these matters. Recoveries will be recorded when the amounts are determined to be recoverable from the insurance carriers.
     On October 26, 2006, we filed a lawsuit with the Superior Court of the State of California for the County of Orange against our former independent auditor, KPMG LLP, for professional negligence and breach of contract, seeking damages in an amount to be determined at trial. Previously, we had entered into a Mediation and Tolling Agreement with KPMG pursuant to which KPMG agreed that the statute of limitations would be tolled to provide an opportunity for mediation between the parties. We engaged in mediation with KPMG on September 27, 2006 but the parties were unable to reach settlement. Accordingly, we proceeded with the filing of the lawsuit. We are not able to predict the outcome of this lawsuit.
     In January 2006, we entered into a settlement and release agreement with certain parties against whom we had a claim from a judgment awarded to us in prior years. We received $162,500 in the settlement of this claim, which was recorded as a reduction of general and administrative expenses in the first quarter of 2006.
     In addition, in the normal course of business, we are subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of September 30, 2006, we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and potential liability cannot be reliably estimated at this time. However, our evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future.
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
Other
     We have tax obligations pertaining to employee loans forgiven and stock option exercises that occurred in 2002 and prior. In the second quarter we reduced the tax liabilities by $0.9 million (or $0.03 per basic or diluted share) because they were no longer statutorily due. This adjustment is reflected in the nine months ended September 30, 2006 as a reduction of general and administrative expenses.
10. Income Taxes
     We reported no net income tax expense from continuing and discontinued operations during the three months ended September 30, 2006 and 2005 due to our operating losses. The 2006 tax benefit on continuing operations of $0.2 million is the result of the 2006 first quarter pre-tax book losses being utilized against pre-tax book income from discontinued operations. There is an offsetting tax provision within discontinued operations. The operating losses resulted in an increase in the valuation allowance of $2.9 million and $3.9 million during the nine months ended September 30, 2006 and 2005, respectively. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of September 30, 2006 and December 31, 2005.

11. Results of Operations
     Revenues and cost of revenues from continuing operations related to the following products and services for the periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Cryocare Surgical Systems	$423	$132	$814	$404
Cryoablation disposable products and procedure fees	5,952	6,653	19,024	19,690
Cardiac royalties (CryoCath) and other revenues	325	223	1,032	700

	$6,700	$7,008	$20,870	$20,794

Cost of Revenues:
Cryocare Surgical Systems	$41	$107	$639	$405
Cryoablation disposable products and procedure fees	2,636	3,702	9,060	11,514

	$2,677	$3,809	$9,699	$11,919

     Revenues from the sales of cryoablation disposable products and cryoablation procedure fees are comprised of the following for the periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Disposable products	$3,460	$1,927	$9,061	$4,727
Procedure fees	2,492	4,726	9,963	14,963

	$5,952	$6,653	$19,024	$19,690

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
12. Subsequent Events
     On October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) pursuant to which we have the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount (in $100,000 increments every third business day, over a two year period). We can sell additional $150,000 increments to Fusion Capital every second business if the trading price of our common stock is at least $1.50 per share. This $150,000 increment can be further increased at graduation levels up to $1.0 million if the market price of our common stock increases from $1.50 to $6.00. We can commence these sales after we complete the registration process with the SEC. If the price of our stock is below $1.00 per share the obligation for Fusion Capital to buy shares of stock is automatically suspended. Under the terms of the agreement we issued 473,957 shares of common stock to Fusion Capital as a commitment fee.
     Under the registration rights agreement, before Fusion Capital is obligated to purchase our shares, we are required to file a registration statement covering the sale of up to 8,473,957 common shares within 20 business days of signing the agreement. We are required to maintain effectiveness of the registration statement until the earlier of the date that Fusion Capital may sell the shares without restriction pursuant to Rule 144(k) or the date that Fusion Capital has sold all purchased shares and no available unpurchased shares remain under the agreement. Upon occurrence of certain events of default as defined, including lapse of effectiveness of the registration statement for 10 or more consecutive business days or for 30 or more business days within a 365-day period, suspension of trading for 3 business days, delisting of the shares from the principal market on which they are traded, failure by our stock transfer agent to issue shares within 5 business days, or other material breaches, Fusion Capital may terminate the stock purchase agreement. Fusion Capital may also terminate the agreement if purchase of shares has not commenced on or before January 31, 2007 due to our inability to satisfy certain conditions precedent to funding. We have the right to terminate the agreement at any time.
13. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.
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
     Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. In addition to selling our cryosurgical disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. Since 2003, we also maintain a dedicated sales team focused on selling percutaneous cryoablation procedures related to liver, kidney and lung cancer and pain resulting from bone metastases to interventional radiology physicians throughout the United States. We intend to continue to identify and develop new markets for our cryosurgical products and technologies, particularly in the area of tumor ablation.

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
     In the past several years, we have been successful in increasing the number of procedures on a year-over-year basis. In 2005 total procedures increased 35.9 percent to 6,407 from 4,713 in 2004. During the three months ended September 30, 2006, total procedures increased 17.3 percent to 1,883 from 1,605 in the quarter ended September 30, 2005. Year to date in 2006 our procedures have increased 18.3 percent to 5,582 from 4,717 in the same period last year.
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
     We believe that one of the factors that adversely impact procedure growth and revenues is that certain urologists decide from time to time to try new techniques for the treatment of prostate cancer. We cannot predict the extent to which this factor may continue to affect us. However, the prostate cancer treatment market is very competitive and there are many different treatment options that have been developed and that are continuing to be developed.
     Historically, we were responsible for performing the service element of the procedure on behalf of the healthcare facility for the majority of our reported procedures. In 2004, we decided to change our business model to emphasize our strength as a medical device manufacturer and strategically reduce the amount of revenue attributable to the service model, with the goal of eventually having the substantial majority of our procedures comprised of the sale of cryoablation disposable products instead of performing the service element of the procedure. During 2005, we succeeded in causing the percentage of procedures for which we perform the service element to decline from 72.4 percent of total reported procedures for the three months ended March 31, 2005, to 59.3 percent of total reported procedures for the three months ended December 31, 2005.
     During the nine months ended September 30, 2006, we experienced a faster than anticipated shift from procedure fees to sales of cryoablation disposable products. For the three months ended September 30, 2006, the percent of total procedures for which we are responsible for the service element of the procedure decreased to 27.0 percent. As a result of this shift, over time, we expect the number of procedures performed to become a less important measure of our business and our revenues to become a more important metric.
Results of Operations
     Revenues and costs of revenues from continuing operations related to the following products and services for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Cryocare Surgical Systems	$423	$132	$814	$404
Cryoablation disposable products and procedure fees	5,952	6,653	19,024	19,690
Cardiac royalties (CryoCath) and other revenues	325	223	1,032	700

	$6,700	$7,008	$20,870	$20,794

Costs of Revenues:
Cryocare Surgical Systems	$41	$107	$639	$405
Cryoablation disposable products and procedure fees	2,636	3,702	9,060	11,514

	$2,677	$3,809	$9,699	$11,919

     Revenues from the sales of cryoablation disposable products and cryoablation procedure fees are comprised of the following for the periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Disposable products	$3,460	$1,927	$9,061	$4,727
Procedure fees	2,492	4,726	9,963	14,963

	$5,952	$6,653	$19,024	$19,690

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
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the nine months ended September 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R, our net loss for the three and nine months ended September 30, 2006 was $65,000 and $1.8 million, respectively, greater than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The $65,000 expense recorded for the three months ended September 30, 2006 and the $1.8 million expense for the nine months ended September 30, 2006 includes a $0.4 million ($0.01 per basic and diluted share) reduction in stock compensation expense as calculated through June 30, 2006 due to changes in our estimated forfeiture rate in conjunction with the provisions of SFAS No. 123R, Share Based Payment as further discussed in Note 7 - “Stock-Based Compensation”. As of September 30, 2006, there was $3.4 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be amortized on a straight-line basis over a weighted average period of 1.3 years less any stock options forfeited prior to vesting.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Revenues. Revenues for the three months ended September 30, 2006 decreased 4.4 percent to $6.7 million compared to $7.0 million for the same period in 2005. Although our total procedures increased 17.3 percent over the same period last year, our rapid shift in revenue mix has caused a decrease in our average selling price per case and case equivalents. Generally, we earn less revenue per case for sales of cryoablation disposable products than for procedure fees; however the related gross margin as a percent of revenues for sales of cryoablation disposable products is greater.
     The total number of cryoablation procedures performed increased 17.3 percent to 1,883 in the third quarter of 2006 from 1,605 in the comparable period of 2005, while the related revenues decreased 10.5 percent to $6.0 million in the third quarter of 2006 from $6.7 million for the comparable period in 2005. Of the total procedures performed during the three months ended September 30, 2006, 27.0 percent were those in which we provided cryoablation services and 73.0 percent were from the sale of cryoablation disposable products. This compares to 59.5 percent of cryoablation procedures and 40.5 percent for sales of disposable cryoablation products during the three months ended September 30, 2005. Contributing to growth in sales of cryoablation products was an increase in sales to a market served by interventional radiologists, treating tumors in the kidney, lung and liver and pain resulting from metastases of cancer in the bone. Direct sales of disposable products and interventional radiology procedures generally have a lower average selling price than procedures performed by urologists on prostate and renal cancer, although costs of revenues are also lower. Therefore, as the percentage of cases derived from sale of cryosurgical disposable products increases relative to cases derived from cryoablation procedure fees (where we are responsible for providing the service element of the procedure), our incremental revenues grow at a slower rate than our overall procedure growth and our gross margin as a percent of revenues increases. However, gross profit realized is generally equivalent since we do not incur fees to third party service providers for sale of cryoablation disposable products.

     Cardiac royalty revenues decreased slightly for the three months ended September 30, 2006 over the same period in 2005. The contractual rate of royalties CryoCath is obligated to pay us as a percentage of related revenues decreased from 9.0 percent in 2005 to 5.0 percent in 2006. Revenues from Cryocare Surgical Systems increased 220.0 percent to $0.4 million from $0.1 million during the three months ended September 30, 2006 compared to the same period in 2005. This increase is primarily due to increased international sales of our systems.
     Cost of Revenues. Costs of revenues for the three months ended September 30, 2006 decreased 29.7 percent to $2.7 million compared to $3.8 million for the same period in 2005. The decrease in cost of revenues resulted primarily from the change in the mix of our revenues from those where we are responsible for providing cryoablation procedure services to solely selling cryoablation disposable products. This mix shift led to a decrease in the number of cases for which we paid fees to third party service providers. In addition, costs of revenues declined due to decreases in materials, labor and overhead costs per cryoablation case as well as a decrease in the average service fee per case paid to third party service providers. Costs of revenues related to our cryoablation disposable products and procedure fees decreased 28.8 percent to $2.6 million for the third quarter of 2006 from $3.7 million for the same period in 2005 as a result of the revenue mix shift. During the three months ended September 30, 2006 and 2005, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.
     Gross Margins. Gross margins on revenues increased to 60.0 percent for the three months ended September 30, 2006 compared to 45.6 percent for the same period in 2005. The positive trend in gross margins was primarily related to our shift from procedures where we bear responsibility for the service element of the procedure to those where we solely sell our cryoablation disposable products. Sales of cryoablation disposable products yield a higher gross margin as a percent of revenues than procedures performed by third party subcontractors. Additional factors include continued reductions in manufacturing costs for our cryoablation disposable products as well as a decline in the average service fee we paid to third parties to provide cryoablation procedures on our behalf.
     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2006 increased to $0.6 million compared to $0.5 million during the three months ended September 30, 2005. As a percentage of revenues, research and development expenses increased to 8.7 percent for the three months ended September 30, 2006 from 7.7 percent during the comparable period in 2005. This increase is attributable to the investment in development projects we have undertaken to reduce manufacturing costs as well as efforts to broaden the application of cryoablation outside of our current markets in urology and interventional radiology.
     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended September 30, 2006 increased 14.5 percent to $3.7 million as compared to $3.3 million for the same period in 2005. The increase is primarily due to continued investments in additional sales and marketing professionals to address current and targeted growth and increased expenditures for physician training and trade show expenses, consistent with our objective of increasing the utilization of cryoablation systems and our cryoablation disposable products by urologists for prostate and renal cancers.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2006 decreased 5.8 percent to $3.2 million as compared to $3.4 million for the same period in 2005. This decrease is primarily due to payment of liquidated damages in the third quarter of 2005 in the amount of $0.5 million relating to the delay in the registration of our common stock issued in our March 2005 private placement, which did not recur in 2006. Professional services expenses also declined $0.3 million as the result of a continued effort to reduce operating expenses. These reductions were partially offset by an aggregate of $0.3 million in severance costs related to a former executive officer.
     Interest Expense, Net. Interest expense, net, for the three months ended September 30, 2006 was a negative expense of $(1.3) million compared to a $(0.6) million negative expense for the same period in 2005. Interest expense, net for the three months ended September 30, 2006 and 2005 includes a reduction of interest expense of $(1.2) million and $(0.5) million, respectively, which represents the decrease in the fair value of common stock warrants issued in connection with our private placement in March 2005. Interest expense, net in the 2006 and 2005 periods also includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances.

     Loss from Continuing Operations. Loss from continuing operations for the three months ended September 30, 2006 was $2.1 million or $0.07 per basic and diluted share on 30.2 million weighted average shares outstanding compared to a net loss of $3.4 million or $0.11 per basic and diluted share on 30.1 million weighted shares outstanding for the same period in 2005. Included in the third quarter 2006 loss is an aggregate of $65,000 of non-cash stock-based compensation expense in accordance with SFAS No. 123R and the reduction in interest expense of $1.2 million from the change in the fair value of common stock warrants.
     Income from Discontinued Operations. There was no income from discontinued operations for the three months ended September 30, 2006 due to the fact that our disposition of Timm Medical was completed during the three months ended March 31, 2006. Income from discontinued operations for the three months ended September 30, 2005 was $0.5 million or $0.01 per basic and diluted share on 30.1 million weighted average shares outstanding.
     Net Loss. Net loss for the three months ended September 30, 2006 was $2.1 million or $0.07 per basic and diluted share on 30.2 million weighted average shares outstanding, compared to a net loss of $2.9 million, or $0.10 per basic and diluted share on 30.1 million weighted average shares outstanding during the same period in 2005.
     Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Revenues. Revenues for the nine months ended September 30, 2006 increased to $20.9 million compared to $20.8 million in 2005. The revenue increase resulted from the increase in cryoablation procedures performed during the nine months ended September 30, 2006 compared to the same period in 2005, partially offset by the rapid shift in mix from procedures for which we are responsible for providing the service element to those for which we solely sell our cryoablation disposable products. Total procedures increased 18.3 percent to 5,582 for the nine months ended September 30, 2006 from 4,717 in the comparable period of 2005, while the related revenues decreased at 3.5 percent to $19.0 million from $19.7 million for the comparable period in 2005. Of the total procedures performed during the nine months ended September 30, 2006, 36.5 percent were those for which we provided cryoablation services and 63.5 percent were from the sale of cryoablation disposable products. This compares to 63.9 percent for cryoablation services and 36.1 percent for sales of cryoablation disposable products during the nine months ended September 30, 2005. Cardiac royalty revenue decreased to $0.5 million for the nine months ended September 2006 from $0.7 million for the same period in 2005. Revenue from the sale of Cryocare Surgical Systems increased for the nine months ended September 30, 2006 from the comparable period in 2005 to $0.8 million from $0.4 million primarily due to increased sales of our systems internationally.
     Costs of Revenues. Costs of revenues for the nine months ended September 30, 2006 decreased 18.6 percent to $9.7 million compared to $11.9 million for the same period in 2005. The decrease was driven mainly by the rapid shift in revenue mix resulting in a decrease in the number of cryoablation procedures for which we bear responsibility for providing the service element of the procedure as opposed to solely selling our cryoablation disposable products, as well as a continued decrease in the average amount per procedure we pay to the third party service providers and decreased costs for materials, labor and overhead per cryoablation case. Costs of revenues related to cryoablation revenues decreased 21.3 percent to $9.1 million for 2006 from $11.5 million, for the same period in the 2005. During the nine months ended September 30, 2006 and 2005, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.
     Gross Margins. Gross margins on revenues increased to 53.5 percent for the nine months ended September 30, 2006 compared to 42.7 percent for the same period in 2005. The positive trend in our gross margins relates primarily to the shift in our business model to a much larger percentage of total procedures for which we solely sell our cryoablation disposable products as opposed to bearing responsibility for providing the service element of the procedure, which generates a lower gross margin as a percent of revenues. Also contributing to the increase in gross margin were continued reductions in manufacturing costs for our cryoablation disposable products and a reduction in the average fees we paid to third parties to provide cryoablation procedures on our behalf. Gross margins were negatively affected during the nine months ended September 30, 2006 by transactions where we allowed certain customers to upgrade to our Cryocare CS System from a previous generation of our Cryocare Surgical System with nominal additional payment, resulting in a negative gross profit.

     Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2006 increased 25.0 percent to $2.1 million compared to $1.7 million for the comparable period in 2005. The increase was primarily attributable to increased compensation costs of $0.2 million and costs associated with several new development projects we have undertaken in our efforts to reduce manufacturing costs of the disposable components used in cryoablation surgical procedures as well as efforts to broaden the application of cryoablation outside of our current markets in urology and interventional radiology. Included in research and development expenses for the nine months ended September 30, 2006 is $92,000 in non-cash stock-based compensation expense. As a percentage of revenues, research and development expenses increased to 9.9 percent during the nine months ended September 30, 2006, from 7.9 percent during the nine months ended September 30, 2005.
     Selling and Marketing Expenses. Selling and marketing expenses for the nine months ended September 30, 2006 increased 16.4 percent or $1.6 million to $11.4 million as compared to $9.8 million for the same period in 2005. Driving the increases were proctor fees and related cost increases of $0.5 million, non-cash stock-based compensation expenses relating to the implementation of SFAS No. 123R in the amount of $0.4 million and increased compensation related expenses in our sales organization of $0.5 million.
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2006 declined 9.0 percent or $0.9 million to $9.3 million as compared to $10.2 million for the same period in 2005. The decline resulted from decreases in legal and accounting costs of $1.4 million, a $0.9 million reduction in accrued payroll taxes pertaining to employee loans forgiven and stock option exercises that occurred in 2002 and prior, as well as the non-recurrence of liquidated damages from 2005 in the amount of $0.6 million. These reductions were partially offset by $1.2 million non-cash stock-based compensation expenses relating to the implementation of SFAS No. 123R. These decreases were further offset by an aggregate of $0.6 million in increases relating primarily to compensation and related personnel costs resulting from establishing an in-house legal department to reduce overall legal fees, severance expense related to a former executive officer and changing the classification of certain regulatory and compliance employees from selling and marketing expenses.
     Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 2006 was a negative expense of $(3.4) million compared to $0.4 million in expense for the same period in 2005. Interest expense, net for the nine months ended September 30, 2006 and 2005 includes a reduction of interest expense of $(2.9) million and interest expense of $0.6 million, respectively, which represents the change in the fair value of common stock warrants issued in connection with our private placement in March 2005. Interest expense, net, in the 2006 and 2005 periods also includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances.
     Loss from Continuing Operations. Loss from continuing operations for the nine months ended September 30, 2006 was $8.0 million or $0.27 per basic and diluted share on 30.2 million weighted average shares outstanding compared to a net loss of $13.2 million or $0.45 per basic and diluted share on 29.0 million weighted average shares outstanding for the same period in 2005. Included in the loss from continuing operations during the nine months ended September 30, 2006 is an aggregate of $1.8 million of non-cash stock-based compensation expense in accordance with SFAS No. 123R, a reduction in accrued payroll taxes of $0.9 million which were no longer statutorily due and the reduction in interest expense of $2.9 million from the change in the fair value of common stock warrants.
     Income from Discontinued Operations. Income from discontinued operations for the nine months ended September 30, 2006 represents the operating results of Timm Medical through the date of sale on February 10, 2006. Income for the 2006 period was $0.2 million or $0.01 per basic and diluted share on 30.2 million weighted average shares outstanding. The 2006 income included $0.4 million gain on sale of Timm Medical and a tax provision of $0.2 million. Income from discontinued operations for the nine months ended September 30, 2005 was $1.6 million or $0.05 per basic and diluted share on 29.0 million weighted average shares outstanding. The 2005 period includes income of $0.6 million as a result of the elimination of the estimated costs to sell, which was previously reported as a component of a 2004 impairment charge when Timm Medical was initially marketed for sale.
     Net Loss. Net loss for the nine months ended September 30, 2006 was $7.8 million or $0.26 per basic and diluted share on 30.2 million weighted average shares outstanding, compared to a net loss of $11.6 million, or $0.40 per basic and diluted share on 29.0 million weighted average shares outstanding for the same period in 2005.

Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2006, we had an accumulated deficit of $173.5 million and cash and cash equivalents of $5.5 million.
     We do not expect to reach break-even or cash flow positive operations in 2006, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in cost reduction initiatives. In addition to these continued investments, although we recently resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see below under “Part II, Item 1 — Legal Proceedings”), we still have obligations to indemnify and advance the legal fees for our former officers and former directors in connection with the ongoing investigations related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our financial condition, results of operations and liquidity. We also face large cash expenditures in the future related to past due sales and use tax obligations, which we estimate to be approximately $2.8 million and which was accrued as of September 30, 2006. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities.
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
     On October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) pursuant to which we have the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount (in $100,000 increments every third business day, with additional $150,000 increments available every second business day if the market price of our common stock is $1.50 or higher), subject to our ability to comply with certain on-going requirements. These requirements include maintaining effectiveness of the registration statement covering the sale of the shares purchased by Fusion Capital, listing of the shares on the principal market on which they are traded and maintenance of trading prices at or above $1.00. The $150,000 increment can be increased if the market price of our common stock increases. We can commence these sales after we complete the registration process with the SEC.
     We will use existing cash reserves, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. This line of credit permits us to borrow up to the lesser of $4.0 million or amounts available under the “Borrowing Base.” The Borrowing Base is (i) 80 percent of our eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of our eligible inventory or $500,000. The credit facility includes a subjective acceleration clause and a requirement to maintain a lockbox with the lender to which all collections are deposited. At September 30, 2006, we were not in compliance with the minimum tangible net worth requirement under the credit facility. We are currently in negotiations with the bank to obtain a waiver and update the financial covenants. While we expect a favorable outcome, there is no assurance that a waiver will be issued. We have no amounts outstanding under this line of credit at September 30, 2006.
     We believe that the financing with Fusion Capital and our line of credit with our bank should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows. However, our cash needs are not entirely predictable and the availability of funds from Fusion Capital and our bank are subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows.

     Despite the availability of funds from Fusion Capital and our bank, our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern due to subjective acceleration provisions and conditions that must be met in order to access the funds. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. As of September 30, 2006, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our third fiscal quarter for 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Governmental Investigations
     As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the Securities and Exchange Commission (the “SEC”) on July 14, 2006 and entered into a non-prosecution agreement with the Department of Justice (the “DOJ”) on July 18, 2006. These two agreements effectively resolve with respect to the Company the investigations begun by the SEC and by the DOJ in January 2003. The investigations related to certain former officers and directors remain ongoing.
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
     Given the recent announcements by numerous companies and the SEC’s current focus on stock option plan administration, our Audit Committee requested that management conduct an internal review of our historical stock option practices, the timing of stock option grants and related accounting and documentation. Based on this review, management identified several stock option grants made between 1997 and 2002 for which the actual measurement dates appeared to differ from the recorded grant dates. Management analyzed the potential accounting impact, assuming that the measurement dates for these option grants differ from the recorded grant dates, and concluded that the financial impact did not necessitate adjustment to or restatement of our previously-issued financial reports. Management reported the results of its review to our Audit Committee and Board of Directors at their regularly scheduled meetings on July 26, 2006. Following these meetings, we contacted the SEC and the DOJ and reported our findings. On August 1, 2006, we met with the SEC staff to discuss our findings and later received a subpoena from the SEC requesting additional option-related information. We have responded to this subpoena and will continue to fully cooperate with the SEC and DOJ and with their ongoing investigations related to certain of our former officers and directors.
     After receiving the subpoena from the SEC, management identified certain stock option grants made in 2003 for which the actual measurement dates may differ from the recorded grant dates. However, similar to the grants between 1997 and 2002 previously identified, management concluded that the financial impact of the 2003 grants did not necessitate adjustment to or restatement of our previously-issued financial reports.
     Lawsuit Against KPMG LLP
     On October 26, 2006, we filed a lawsuit with the Superior Court of the State of California for the County of Orange against our former independent auditor, KPMG LLP, for professional negligence and breach of contract, seeking damages in an amount to be determined at trial. Previously, we had entered into a Mediation and Tolling Agreement with KPMG pursuant to which KPMG agreed that the statute of limitations would be tolled to provide an opportunity for mediation between the parties. We engaged in mediation with KPMG on September 27, 2006 but the parties were unable to reach settlement. Accordingly, we proceeded with the filing of the lawsuit. We are not able to predict the outcome of this lawsuit.

Item 1A. Risk Factors
     Please see our 2005 Annual Report on Form 10-K filed with the SEC on March 16, 2006 and our second quarter 2006 Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, which include a detailed discussion of our risk factors. We do not believe that there have been any material changes in our risk factors from those disclosed in the Form 10-K and the second quarter Form 10-Q, except for the addition of the following risk factors:
We may require additional financing to sustain our operations and without it we may not be able to continue operations.
     We had an operating cash flow deficit of $9.9 million for the nine months ended September 30, 2006 and $14.7 million for the year ended December 31, 2005. We do not currently have sufficient financial resources to fund our operations beyond March 31, 2007. Therefore, we need additional funds to continue these operations.
     The availability of funds under our common stock purchase agreement with Fusion Capital and our credit agreement with Silicon Valley Bank is subject to many conditions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee that these capital resources will be sufficient to fund our ongoing operations.
     We only have the right to receive $100,000 every three business days under the agreement with Fusion Capital unless our stock price equals or exceeds $1.50, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $1.00. Since we have authorized 8,000,000 shares for sale to Fusion Capital under the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $16.0 million. Assuming a purchase price of $1.74 per share (the closing sale price of the common stock on October 31, 2006) and the purchase by Fusion Capital of the full 8,000,000 shares under the common stock purchase agreement, gross proceeds to us would be $13.9 million.
     The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we may need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $16.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, financial condition, results of operations and cash flows.
Even despite the availability of funds from Fusion Capital and Silicon Valley Bank, our independent auditor may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern.
     Even despite the availability of funds from Fusion Capital and Silicon Valley Bank, our independent auditors may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern due to subjective acceleration provisions and conditions that must be met in order to access the funds. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.
     In connection with entering into the common stock purchase agreement with Fusion Capital, we authorized the sale to Fusion Capital of up to 8,000,000 shares of our common stock, in addition to the 473,957 shares that we issued to Fusion Capital as a commitment fee. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All 8,473,957 shares that we expect to register pursuant to our registration rights agreement with Fusion Capital are expected to be freely tradable. It is anticipated that shares registered will be sold over a period of up to 24 months. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 8,000,000 shares of common stock authorized for sale to Fusion Capital under the common stock purchase agreement. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to Fusion Capital by us under the common stock purchase agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the agreement may be terminated by us at any time at our discretion without any cost to us.
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
Chief Executive Officer, President and Chairman of the Board (Duly Authorized Officer)

By:	/s/ MICHAEL R. RODRIGUEZ
Michael R. Rodriguez
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2006

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Partnership Interest Purchase Agreement, dated as of December 30, 2004, by and between the Company and Advanced Medical Partners, Inc.

2.2(2)	Stock Purchase Agreement, dated as of January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.3(3)	$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1(4)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(4)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(4)	Restated Certificate of Incorporation.

3.4(5)	Amended and Restated Bylaws of the Company.

4.1(6)	Form of Stock Certificate.

4.2(7)	Form of Series A Warrant.

4.3(7)	Form of Series B Warrant.

4.4(8)	Rights Agreement, dated as of September 30, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(9)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1	Non-Prosecution Agreement, dated as of July 18, 2006, by and between the Company and the United States Department of Justice.

10.2	Consent to Entry of Judgment, dated as of July 14, 2006, in favor of the United States Securities and Exchange Commission.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 6, 2005.

(2)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(3)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(5)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(6)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(7)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(8)	Previously filed as an exhibit to our Form 8-K filed on September 3, 1999.

(9)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.