Form 10-K
period 2006-12-31
ENDOCARE INC
filed 2007-03-16
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006; or
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

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2006 was approximately $66,852,205 (based on the last sale price for shares of the Registrant’s common stock as reported in the OTC Bulletin Board for that date). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

There were 31,215,912 shares of the Registrant’s common stock issued and outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement related to our 2007 Annual Meeting of Stockholders, which Definitive Proxy Statement we expect to file under the Securities Exchange Act of 1934, as amended, within 120 days of the end of our fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Certain exhibits filed with our prior registration statements, proxy statement and Forms 10-K, 8-K and 10-Q are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

Endocare, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2006

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

AutoFreezetm, CGCtm, Cryocare®, Cryocare CStm, Cryocare Surgical System®, CryoDisc®, CryoGridtm, CryoGuide®, Direct Accesstm, Endocare®, FastTrac®, Integrated Ultrasoundtm, SmartTemptm, Targeted Cryoablation of the Prostate TCAP®, TEMprobe®, Urethral Warmertm, R-Probetm, V-Probetm, Cryocare CN2tm, Liquid Icetm, PerCryo®, CryoProbe CN2 are our trademarks and Renal Cryosm, Salvage Cryosm, Focal Cryosm , Primary Cryosm are our servicemarks. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business

Overview

We are a specialty medical device company focused on improving patients’ lives through the development, manufacturing and distribution of health care products for cryoablation. Our strategy is to achieve a dominant position in the prostate and renal cancer markets, further developing and increasing the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and palliative intervention (treatment of pain associated with metastases), while achieving penetration across additional markets with our proprietary cryosurgical technology. The term “cryoablation” refers to the use of ice to destroy tissue, such as tumors, for therapeutic purposes. The term “cryosurgical technology” refers to technology relating to the use of ice in surgical procedures, including cryoablation procedures.

Today, our Food and Drug Administration (FDA)-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancer. Because of our initial concentration on prostate and renal cancer, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. In addition to selling our cryosurgical disposal products to hospitals and mobile service companies, we also contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. We believe our proprietary cryosurgical technologies have broad applications across a number of surgical markets, including the treatment of tumors in the lung and liver, and the management of pain caused by tumors. To that end, we employ a dedicated sales team focused on selling percutaneous cryoablation procedures related to kidney, liver, lung and palliative intervention (treatment of pain associated with metastases) to interventional radiology physicians throughout the United States.

We were incorporated under the laws of the State of Delaware in May 1994. We maintain our executive offices at 201 Technology Drive, Irvine, California 92618, and our telephone number at that address is (949) 450-5400. Information regarding our financial condition and results of operations can be found in a separate section of this Annual Report on Form 10-K, beginning on page F-1. We previously owned Timm Medical Technologies, Inc., a company focused on erectile dysfunction products. We sold Timm Medical to UK-based Plethora Solutions Holdings plc on February 20, 2006.

Prostate Cancer and Urology Market Background

The prostate is a walnut-size gland surrounding the male urethra, located below the bladder and adjacent to the rectum. Prostate cancer consists of one or more malignant tumors that begin most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body. If left untreated, prostate cancer can metastasize to the lung or bone and potentially other sites, resulting in death.

The number of men diagnosed with prostate cancer has risen steadily since 1980 and it is now the second most common cause of cancer-related deaths among men in the United States. The American Cancer Society estimated there would be 218,890 new cases of prostate cancer diagnosed and 27,050 deaths associated with the disease in the United States during 2007. Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. According to the American Cancer Society, more than 65 percent of men diagnosed with prostate cancer are over the age of 65. Incidence rates are higher in African American men. In addition to age and race, other risk factors are linked to prostate cancer, such as genetics, diet and exposure to environmental toxins such as Agent Orange.

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

Approximately 90 percent of all prostate cancers diagnosed in the United States are local or regional according to the American Cancer Society. Thus, approximately 200,000 patients per year are candidates for definitive local therapies including cryoablation. In addition; it is estimated that approximately 55,000 patients formerly diagnosed and treated for prostate cancer in the United States each year are diagnosed with recurrent prostate cancer following previous radiation therapy. With the increasing utilization of radiation therapy, primarily brachytherapy and external beam radiation for initial treatment in prostate cancer, we believe that this number will increase. For recurrent tumors that are detected while still localized, we believe cryoablation is an appropriate procedure with typically fewer side effects than salvage radical prostatectomy.

Non-Cryosurgical Treatment Options

Current treatment options for patients with prostate cancer include radical prostatectomy, radiation therapy, hormone or other therapies, “watchful waiting,” and cryosurgery. These options are evaluated using a number of criteria, including the patient’s age, physical condition and stage of the disease. Due to the slow progression of the disease, however, the decision for treatment is typically based upon the severity of the condition and the resulting quality of life.

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

Radiation therapy for prostate cancer includes both external radiation beam and interstitial radioactive seed therapies. External beam radiation therapy emerged as one of the first alternatives to radical prostatectomy. Interstitial radioactive seed therapy, also referred to as brachytherapy, is the permanent placement of radioactive seeds in the prostate.

Other therapies, primarily consisting of hormone therapy and chemotherapy, are used to slow the growth of cancer and reduce tumor size, but are generally not intended to be curative. These therapies are often used during advanced stages of the disease to extend life and to relieve symptoms. Side effects of hormonal drug therapy include increased development of breasts and other feminine physical characteristics, hot flashes, impotence and decreased libido. In addition, many hormone pharmaceuticals artificially lower PSA levels in patients, which can interfere with the staging of the disease and the monitoring of its progress. Side effects of chemotherapy include nausea, hair loss and fatigue. Drug therapy and chemotherapy require long-term, repeated administration of medication on an outpatient basis.

“Watchful waiting” is recommended by physicians in certain circumstances based upon the severity and growth rate of the disease, as well as the age and life expectancy of the patient. The aim of watchful waiting is to monitor the patient, treat some of the attendant symptoms and determine when more active intervention is required. Watchful waiting has gained popularity among those patients refusing treatment due to side effects associated with radical prostatectomy. Watchful waiting requires periodic physician visits and PSA monitoring. A study published in the Journal of the American Medical Association in December 2006, consisting of 44,630 men between the ages of 65 and 80, found that those patients who chose to treat their prostate cancer were 31 percent less likely to die than those who waited. This suggests that all patients with localized disease regardless of age should consider definitive treatments rather than watchful waiting.

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

In the late 1980’s, progress in ultrasound imaging allowed for a revival in the use of cryosurgery. Using ultrasound, the cryoprobe may be guided to the targeted tissue from outside the body percutaneously. The physician activates the cryoprobe and uses ultrasound to monitor the growth of ice in the prostate as it is occurring. When the ice encompasses the entire prostate, the probe is turned off. This feedback mechanism of watching the therapy as it is administered allows the physician more precise control during application.

Long term data suggest that prostate cryosurgery may be able to deliver disease-free rates comparable to radical surgery and radiation, but with the benefit of lower rates of incontinence and mortality, shorter recovery periods and relatively minimal complications.

Endocare Cryosurgery Technology Development

We have sought to develop our technology over time to increase the safety and efficacy of our products. In 1996, we developed our first generation eight-probe argon-based cryosurgical system. Argon allows for room temperature gas to safely pass through the cryoprobe to create a highly sculpted repeatable ice ball. In 1997, we incorporated temperature-monitoring software to allow for continual feedback from the thermocouple tips. In 1998, we launched our CryoGuide intraoperative planning software, which allowed physicians better planning and targeting technology for use during a procedure. In 2000, we launched our 2.4mm Direct Access cryoprobe and CryoGrid which we believe shortened the time necessary to perform a procedure and added to the safety and ease of the procedure. In 2002 we developed and launched AutoFreeze, our innovative software technology that provides computer-controlled automated freeze/thaw cycles. In 2003, we launched our second generation Cryocare Surgical System, which we refer to as “Cryocare CS,” which integrated all the past and latest technology, including an on-board, integrated ultrasound device, into one complete system. At the Annual Meeting of the American Urological Association in May 2006, we introduced the first variable cryoablation probe, referred to as the V-Probe. The V-Prove provides physicians the ability to “sculpt” different sized isotherms (ice balls) to encompass tumors and tissues based on individual patient anatomy and needs. As previously announced, we currently are in the planning and design stage for the development of a nitrogen-based cryoablation system, which we refer to as the Cryocare CN2 System. Once development is complete, we expect to market the Cryocare CN2 System primarily to our interventional radiology and oncology customers and to customers in international markets where argon gas is not widely available.

Our System Solution: Cryocare CS

We believe Cryocare CS is the most sophisticated prostate cryosurgery system currently available and combines the latest technology to enhance the speed and effectiveness of the procedure. Exclusive features of the Cryocare CS include an on-board training module, integrated color Doppler ultrasound designed specifically for the needs of prostate cryosurgery, CryoGuide our patented intraoperative planning module, and AutoFreeze our patented treatment software that provides computer-controlled automated freeze/thaw cycles based upon target endpoint temperatures and continual feedback from the thermocouple tips.

The argon gas-based Cryocare CS accommodates up to eight independently operated cryoprobes and six thermocouples to allow physicians to monitor temperatures of tissue adjacent to the prostate in real-time. Our proprietary suite of cryoprobes is engineered to consistently produce sculpted ice conforming to the unique anatomy of the prostate. Our vacuum-insulated DirectAccess CryoProbes help deliver lethal ice in a controllable and repeatable fashion. Our CryoGrid, which is similar to a brachytherapy grid, is affixed to the ultrasound stepper and aids the physician with placement of the cryoprobes so that ice formation and lethal temperatures occur where necessary to destroy cancerous tissue but do not affect areas where tissue damage could cause harm.

We believe cryosurgery is the first minimally invasive procedure that urologists can perform independently. With radiation therapies, urologists must refer the patient for treatment to a radiation oncologist. Cryosurgery offers the urologist both the opportunity to maintain continuity of patient care and to generate additional revenue.

Key Clinical Advantages of Our Cryocare CS System

Cryocare CS provides the following potential clinical advantages relative to other principal treatment options for prostate cancer:

•	High quality of life following treatment. Our minimally invasive procedure typically offers patients a short recovery period for prostate cancer therapy and may result in a lower incidence of certain side effects, including incontinence.

•	Treatment of patients who have failed radiation therapy. Patients who have failed radiation therapy have limited options. Cryosurgery is an option that can be used to treat these patients effectively with potentially fewer side effects than radical surgery.

•	Treatment can be performed more than once. Regardless of what therapy is chosen there is always a chance that the cancer will recur. Unlike radiation therapy or surgery, cryosurgery can be repeated without increased morbidity.

•	Focal or partial gland treatment. Focal cryoablation is a prostate cancer treatment in which the ablation is confined to the known tumor location, thereby sparing surrounding tissue.

Marketing and Strategy

Cryosurgical Products

Our objective in urology is to establish cryosurgery as a primary treatment option for prostate and renal cancers. Our earlier commercial efforts were focused on direct-sales to hospitals and distributor sales of systems to third party service providers who would provide systems and technicians to hospitals where cryosurgical procedures were performed.

In 2003, we redirected our urology strategy away from attempting to drive acceptance of cryoablation through sales of capital equipment into the urology market. Our primary objective for the urology portion of our business is now to grow market share, measured in terms of procedures and revenues, by establishing cryosurgery as a primary treatment option for prostate and renal cancers. In 2004, 2005 and 2006, we derived a significant percentage of our revenues from recurring sales of disposable products used with the Cryocare Surgical System.

A cryoablation procedure requires the necessary disposable products usually provided in the form of a kit. In addition to the disposable devices, there is a service component. This service component consists of transportation and provision of equipment used in the procedure, plus the services of a technician to assist the urologist with use and monitoring of this equipment. In addition to the use of a Cryocare Surgical System, an ultrasound device is needed for visual monitoring of the prostate and ice formation, unless our Cryocare CS is used, since the Cryocare CS includes an on-board, integrated ultrasound unit. Tanks of argon and helium gas are needed for freezing and warming during the procedure. Frequently, this equipment is not stored on site but is mobilized and brought into the hospital for procedures by an independent third party who performs the service component of the procedure.

For urology procedures we typically sell the disposable devices to hospitals either as part of a procedure fee or separately, that is, without the service component. We also continue to sell our Cryocare Surgical Systems both to hospitals and service providers. For interventional radiology we will often place a system with a new customer under our placement program and sell cryoprobes directly to the hospitals or enter into an agreement to provide cryoablation services to the hospital, which includes providing the equipment, technicians and cryoablation disposable products necessary to perform the procedures. These agreements generally include the services of a third party provider contracted by us or the hospital to provide these services.

An important challenge we face in the prostate cancer market is to overcome initial reluctance on the part of urologists to embrace cryosurgery and to educate physicians so that they are able to incorporate cryosurgery into their primary treatment regimen. Part of this reluctance is due to clinical failures experienced during earlier efforts to introduce the technology by other companies. See above under “The History of Cryosurgery.” In addition, we compete with other therapies that have proven effective in treating prostate cancer. Over 30 years of clinical data exist documenting the safety and efficacy of radical prostatectomy for prostate cancer. There are 20 years of clinical data supporting use of various forms of radiation treatment options such as brachytherapy and beam radiation treatments, which we estimate are used to treat over one third of all prostate cancer cases each year in the United States.

We believe cryoablation has clinical advantages for many patients over both the current most popular forms of treatment. While there are long-term clinical data available on radical prostatectomy, this treatment approach, typical of surgery in general, is characterized by a long recovery period combined with a relatively high incidence of side effects, including impotence and urinary incontinence. The appeal of radiation as a treatment alternative, particularly to patients, is that it is less invasive than surgery. Like radiation, cryosurgery is less invasive and therefore has potentially fewer side effects than radical prostatectomy. Unlike radiation treatments, however, cryosurgical treatments can be repeated on the same patient. In fact, our initial clinical successes in prostate cancer treatment were in treating patients who had failed radiation therapy. We also believe that cryosurgery has significant economic benefits for payers. These benefits include shorter hospital stays for recovery and shorter procedure time as compared to radical prostatectomy, long term hormone treatment or radiation therapies, resulting in reduced expense to the payer.

Key elements in our strategy for overcoming the challenges we face in establishing cryosurgery as a primary treatment option for prostate cancer are:

•	Increasing awareness in the urological community regarding the clinical benefits of cryosurgery through our presence at major technical meetings and trade shows, publication of numerous scientific papers and articles on cryosurgery and formation of a scientific advisory board to provide guidance and counsel to us regarding clinical matters and physician education;

•	Conducting clinical studies to further demonstrate the safety and efficacy of cryosurgery as a primary treatment of prostate cancer;

•	Conducting clinical studies to further demonstrate the safety and efficacy of cryosurgery as a salvage treatment for prostate cancer patients who have failed radiation treatments;

•	Conducting clinical studies to further demonstrate the safety and efficacy of cryosurgery as a treatment for renal tumors which is another important component of the urology market for cryosurgery;

•	Creating a significant number of new practicing cryosurgeons each year through our physician education program;

•	Endeavoring to ensure that reimbursement for cryosurgery by Medicare and other payers is appropriate given the costs and benefits of the treatment;

•	Driving patient awareness through our direct-to-consumer advertising programs; and

•	Marketing our products to physicians and hospitals through our direct sales force.

Because of our initial concentration on prostate cancer, the majority of our sales and marketing resources are directed towards the promotion of cryoablation technology to urologists for the treatment of prostate and renal cancers. However, we are also, however, expanding the reach of our technology across a number of other markets, including ablation of tumors in the lung and liver, as well as for palliative intervention (treatment of pain associated with metastases). Procedures for treatment of these cancers are typically performed percutaneously, using CT scanning technology, and are provided by interventional radiologists. In order to better understand and address the distinct needs of this new market, we have formed a dedicated sales team to work in developing these opportunities for application of our cryosurgical technology.

Key elements in our strategy to establish new markets for cryosurgical treatment of tumors, specifically in the interventional radiology and radiation oncology markets, are:

•	Conducting key clinical studies to demonstrate the safety and efficacy of cryosurgery as a primary treatment for lung and liver tumors as well as for palliative intervention (treatment of pain associated with metastases), and

•	Formation of a dedicated sales group focused on the opportunities for cryosurgical treatment approaches in these new markets.

Products

We currently market the following products:

Prostate and Renal Cancer:

•	Cryocare Surgical System — A cryosurgical system with eight cryoprobe capability.

•	Cryocare CS System — A Cryocare Surgical System with onboard ultrasound.

•	CryoGuide — A computerized cryoprobe placement, simulation and guidance system for cryosurgery.

•	Cryoprobes — Disposable probes used with the Cryocare Surgical System.

•	FasTrac — Percutaneous access device that allows one-step insertion of cryoprobes.

Additional Cryosurgical Markets:

•	Cryocare Surgical System — A cryosurgical system with eight cryoprobe capability specially configured for interventional radiology and oncology.

Raw Materials

We rely on third party suppliers to provide certain critical components for all of our product lines. In certain cases, the suppliers are our sole source of supply for these components. Our policy is to enter into long-term supply agreements that require suppliers to maintain adequate inventory levels and which contain other terms and conditions protecting us against unforeseen interruptions in their production. We endeavor to maintain adequate stock levels at our own locations to ensure an uninterrupted source of supply. We typically seek to establish secondary sources of supply or other manufacturing alternatives. Nevertheless, despite these efforts, it is possible that we may experience an interruption in supply of one or more of our critical components resulting in backorders to our customers. However, we believe that we could locate alternative sources of supply upon such terms and within such a timeframe as would not result in a material adverse effect on our business.

Patents and Intellectual Property

As of December 31, 2006, we have rights to 41 issued United States patents relating to cryosurgical ablative technology. Included within these 41 issued United States patents are 5 patents in which we have licensed-in rights.

The remainder of the patents are assigned to us. Most of these patents relate to our cryoprobe technology for creating the freeze zone and precisely controlling the shape of the freeze zone produced by the cryoprobes. Additionally, certain patents relate to our computer guided system for assisting surgeons in properly placing cryoprobes in a patient, a computer-controlled cryosurgery apparatus and method, a cryosurgical integrated control and monitoring system and urethral warming technology. We also have rights to 17 pending United States patent applications relative to cryosurgical ablative technology. Additionally, we have rights to 39 foreign patents and pending foreign patent applications in this technology area. The earliest of our patents do not expire until 2011. Most of the earliest patents in our core technology area do not expire until about 2016.

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

Our policy is to sell our products under trademarks and to secure trademark protection in the United States and elsewhere where we deem such protection important.

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

Research Strategy

Our research goal is to develop innovative cryoablation technology that dramatically improves patient outcomes. Our primary focus is on developing devices for the treatment of prostate, kidney, lung and liver tumors and for palliative intervention (treatment of pain associated with metastases). To that end, we endeavor to develop innovations that improve the safety and efficacy of our Cryocare Surgical System, as well as to explore new applications for use of our technology platform in the body.

We spent approximately $1.9 million, $2.3 million and $2.8 million for the years ended 2004, 2005 and 2006 respectively, on research and development activities from continuing operations.

Sales

We sell our products primarily to hospitals and third party service providers and have both domestic and international customers. One of our customers, Advanced Medical Partners, Inc. (AMPI), accounted for 28.8 percent of our net revenues in 2006. The following products and services account for 15 percent or more of total revenues from continuing operations for each of the years ended December 31:

	2004	2005	2006

Cryoablation and urological products:
Cryocare Surgical Systems	*	*	*
Cryoprobes, disposables and procedures	91%	94%	94%
Cardiac products (CryoCath)	*	*	*

*	These products account for less than 15 percent of total revenues.

We currently sell our cryosurgical products domestically through our direct sales force, which, as of December 31, 2006 consisted of 38 people, including 33 sales representatives and sales managers and 5 cryosurgical field technicians. Our strategy is to continue to introduce the clinical benefits of cryosurgery to new physicians as well as educating physicians already performing cryosurgery so that they are able to increasingly incorporate cryosurgery into their practice. We also intend to create patient demand by providing education regarding the benefits of cryosurgical therapy versus alternative treatment options and by using national advertising and other programs targeted directly at prostate cancer patients.

Internationally, our cryosurgical products are sold primarily through independent distributors. Our international sales from continuing operations represented approximately 8.1 percent, 6.9 percent and 5.8 percent of our total revenue in 2004, 2005 and 2006, respectively. As of December 31, 2006, we had no long-lived assets outside of the United States.

We derive our revenues from continuing operations from the following geographic regions for each of the years ended December 31, based on shipping destination:

	2004	2005	2006
	(In thousands)

United States	$22,234	$26,322	$26,379
International:
China	556	567	451
Canada	760	1,015	796
Other	631	370	364

Total international	1,947	1,952	1,611

Total revenues	$24,181	$28,274	$27,990

Reimbursement

We sell our Cryocare Surgical System and related disposable products to hospitals and third party service companies that provide services to hospitals. Procedures involving the Cryocare Surgical System are performed in hospitals on an inpatient basis. While patients occasionally pay for cryosurgical procedures directly, most patients depend upon third-party payers to pay for their procedures, including Medicare, Medicaid, Tricare and other federal health care programs, as well as private insurers.

Accordingly, our revenue is dependent upon third-party reimbursement, particularly Medicare, since the majority of patients receiving prostate cryosurgical treatments using our products are Medicare beneficiaries. The mix of public/private payers for other cryosurgical procedures varies by type of procedure.

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

Outpatient reimbursement for cryosurgical procedures for Medicare beneficiaries is in accordance with the Hospital Outpatient Prospective Payment System, or HOPPS. Under HOPPS, the hospital is paid on a per procedure basis, based on the ambulatory payment classification for the procedure. The payment to the hospital includes the per procedure share of the cost for any depreciable equipment, such as our Cryocare Surgical System, and the provision of disposable devices, such as our temperature probes and cryoprobes.

Clinical studies are underway regarding percutaneous cryoablation of cancerous tissue in the kidney, lung and liver and palliative intervention for pain associated with metastases. After studies are complete coverage decisions and unique reimbursement codes will be sought from Medicare and private payers. As of December 31, 2006, no such codes were in place except for a tracking code established for percutaneous renal cryoablation. This tracking code is a significant step towards assignment of a Category I CPT code and wider acceptance for payment.

Clearance to market a new device or technology by the FDA does not guarantee payment by Medicare or other payers. Future devices and technology that we develop would have to be approved for coverage by Medicare after we obtain FDA approval or clearance. The Medicare approval process is lengthy and there is no assurance that Medicare approval would be granted. Each private insurer makes its own determination whether to cover a device or procedure and sets its own reimbursement rate.

Backlog

As of December 31, 2006, we had no backlog for our products. Our policy is to carry enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of our orders have been for shipment within 30 days of the placement of the order. Therefore, we rely on orders placed during a given period for sales during that period.

Manufacturing

We manufacture our Cryocare Surgical System and related disposables at our facilities in Irvine, California. Our facility has been inspected by the California Department of Health Services and has been issued a Device Manufacturing License.

Our current manufacturing facility has been subjected to Quality System Regulation compliance inspections by the FDA most recently in June 2004, and also in February and March 2003 and September 2002. These audits have been closed by the FDA. We most recently received ISO 13485:2003, CE Marking and Canadian CMDCAS certifications, indicating compliance with European standards for a robust Quality Management System, quality assurance and manufacturing process control.

Government Regulation

Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of medical devices, including our products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act (the FD&C Act) to regulate the distribution, manufacture, marketing and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions that vary from country to country.

Medical devices intended for human use in the United States are classified into one of three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either Class I general controls, Class II special standards or Class III pre-market approval, depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device.

Most Class I devices are exempt from pre-market notification or approval. Class II devices are subject to the pre-market notification requirements under Section 510(k) of the FD&C Act. For a 510(k) to be cleared by the FDA, the manufacturer must demonstrate to the FDA that a device is substantially equivalent to another legally marketed device that was either cleared through the 510(k) process or on the market prior to 1976. It generally takes four to twelve months from the date of submission to obtain 510(k) clearance although it may take longer, in particular if clinical trials are required. Class III devices generally include the most risky devices as well as devices that are not substantially equivalent to other legally marketed devices. To obtain approval to market a Class III device, a manufacturer must obtain FDA approval of a pre-market approval application, or PMA. The PMA process requires more data, takes longer and is typically a significantly more complex and expensive process than the 510(k) procedure.

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

We have obtained the CE mark certification for distribution of our Cryocare Surgical System in Europe and approval for distribution in Australia, Canada, New Zealand, China, Taiwan, Korea and Mexico.

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

We believe that the following discussion summarizes all of the material health care regulatory requirements to which we currently are subject. Complying with these regulatory requirements may involve expense to us, delay in our operations and/or restructuring of our business relationships. Violations could potentially result in the imposition of civil and/or criminal penalties.

Anti-Kickback Laws

The federal health care program “anti-kickback” law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering any item or service, in each case, reimbursable under any federal health care program. Because our products are reimbursable under Medicare, Medicaid and other federal health care programs, the anti-kickback law applies. Many states have similar anti-kickback or anti-referral laws, and in many cases these laws apply to all patients, not just federal health care program beneficiaries. Noncompliance with, or violation of, the federal anti-kickback law can result in exclusion from federal health care programs and civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback laws. Several federal courts have held that the anti-kickback law is violated if just one purpose of payment is to induce the referral of patients. To the extent that we are deemed to be subject to these federal or similar state laws, we believe that our activities and contemplated activities comply in all material respects with such statutes and regulations.

Regulations to the federal anti-kickback law specify payment practices that will not be subject to prosecution under the anti-kickback law. These are known as the “safe-harbors.” Failure to comply fully within a safe-harbor does not mean the practice is per se illegal, and many common arrangements in the health care industry do not fit with a safe harbor, yet are not violations of the anti-kickback law. Rather, if a practice does not fit within a “safe harbor,” no guarantee can be given that the practice will be exempt from prosecution; it will be viewed under the totality of the facts and circumstances.

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

In the case of cryosurgery, as well as other procedures that involve new or expensive technology, hospitals often do not want to invest in the required capital equipment. Rather, hospitals enter into arrangements with specialty mobile service providers or equipment manufacturers to obtain the use of the necessary equipment and disposable products (such as cryoprobes), as well as technician services, where applicable, on a per procedure basis. In the case of cryosurgical equipment and disposables, some physicians have formed or invested in mobile service providers that provide cryosurgical equipment, disposables and services directly to hospitals. In such cases, our relationship to the physician-owned entities is only as a seller of our products, where discounts are provided in accordance with the discount safe harbor. However, in some cases, we contract directly with hospitals to provide the necessary equipment/disposables and technical support. These contracts generally provide for the hospital to pay for the equipment/disposables and support package on a per procedure basis. Since we are primarily in the business of selling our equipment and disposable products, not providing services, when we contract to provide equipment to hospitals we typically subcontract with a mobile service provider or other equipment owner to furnish the equipment as our subcontractor. A significant number of these businesses are owned entirely or in part by urologists who purchase the equipment in order to make cryosurgery available in their communities. Since the hospitals pay us on a per procedure basis, we in turn pay our subcontractors on a per procedure basis pursuant to service agreements. These service agreements do not meet a safe harbor since, as noted above, the safe harbors for equipment leases and service arrangements require that the aggregate payment for the term of the arrangement must be set in advance. Although the service agreements do not meet a safe harbor, our service agreements with physician-owned entities include the following elements intended to address anti-kickback law concerns:

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

Patient Referral Laws

The Stark law prohibits a physician from referring a Medicare patient for “designated health services,” or DHS, to an entity with which the physician has a direct or indirect financial relationship, whether in the nature of an ownership interest or a compensation arrangement, subject only to limited exceptions. The Stark law also prohibits the recipient of a prohibited referral from billing for the DHS provided pursuant thereto. DHS include inpatient and outpatient hospital services. The entity that bills Medicare for the DHS is considered to be the provider of the DHS for Stark law purposes. Therefore, we are not providers of DHS. Rather, the hospitals where the procedures are performed are the providers of DHS, because they bill Medicare for the cryosurgery procedures, and inpatient and outpatient hospital services are DHS.

Physicians who have an ownership or compensation relationship with the entities (such as mobile vendors) that furnish our equipment to hospitals, and the hospitals that obtain equipment and services directly or indirectly from such entities, are considered to have an “indirect compensation arrangement,” and therefore that relationship must meet a Stark law exception in order for the physicians to make DHS referrals to the hospital. There is a Stark law exception for indirect compensation arrangements that applies if:

(1) Fair Market Value Compensation.  The compensation to the physician under the arrangement (or, if the first link in the chain of arrangements between the parties is an ownership or investment interest by the referring physician, the first entity up the chain that has a direct compensation arrangement with next link in the chain) represents fair market value and is not determined in a manner that takes into account the volume or value of referrals or other business generated by the physician for the DHS entity;

(2) Written Contract.  The arrangement is set out in writing, signed by the parties and specifies the services covered by the arrangement; and

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

Many states also have patients referrals laws, some of which are more restrictive than the Stark law and regulate referrals by all licensed healthcare practitioners for any health care services to an entity with which the licenses has a financial relationship unless an exception applies. Such laws in particular states may prohibit us from entering into relationships with physicians and physician-owned entities, which may limit business development.

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

We believe that we have implemented appropriate measures to ensure that our relationships with covered entities are appropriate and consistent with HIPAA. However, there are many uncertainties remaining about how HIPAA applies to medical device companies, and no assurance can be given that HIPAA will not be interpreted in a manner that will hamper our ability to conduct medical research and receive medical information for other purposes as well.

Other United States Regulatory Requirements

In addition to the regulatory framework for product approvals, we are and may be subject to regulation under federal and state laws, including requirements regarding occupational health and safety, laboratory practices and the use, handling and disposing of toxic or hazardous substances. We may also be subject to other present and future local, state, federal and foreign regulations.

Seasonality

We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families may have a seasonal impact on our sales of cryosurgical products because cryosurgical procedures can be scheduled in advance. We are continuing to monitor and assess the impact seasonality may have on demand for our products.

Competition

The medical device industry is subject to intense competition. Significant competitors in the area of prostate cancer and other tumor ablation (renal, liver, lung and palliative intervention) include companies that offer: surgical devices (such as robotic surgery equipment); brachytherapy seeds and other forms of radiation therapy; and ablation products, including cryoablation products and radiofrequency ablation (RFA) products. Additional devices in development such as high intensity focused ultrasound (HIFU), microwave and others may be competitive devices in the future. Many of our competitors have significantly greater financial and human resources than we do.

We believe that currently only Galil Medical offers cryoablation products that compete with our cryoablation products. However, we believe that our cryoablation products provide superior technology and greater functionality, at a price that is competitive.

We believe the principal competitive factors in the cryoablation product market include:

•	the safety and efficacy of treatment alternatives;

•	acceptance of a procedure by physicians and patients;

•	technology leadership and superiority;

•	price;

•	availability of government or private insurance reimbursement; and

•	speed to market.

Employees

As of December 31, 2006, we had a total of 123 employees. Of these employees, nine are engaged directly in research and development activities, seven in regulatory affairs/quality assurance, 23 in manufacturing, 57 in sales, marketing, clinical support and customer service and 27 in general and administrative positions. We have never experienced a work stoppage, none of our employees are represented by a labor organization, and we consider our employee relations to be good.

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

Risks Associated With our Business

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual operating losses from continuing operations of $15.4 million, $16.6 million and $31.6 million, respectively, during the fiscal years ended December 31, 2006, 2005 and 2004. As a result, at December 31, 2006 we had an accumulated deficit of $176.4 million. We have incurred net losses from continuing operations of $11.1 million, $14.8 million and $31.9 million, respectively, during the fiscal years ended December 31, 2006, 2005 and 2004. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. We can give no assurances when or whether we will ever be profitable.

We may require additional financing to sustain our operations and without it we may not be able to continue operations.

We had an operating cash flow deficit of $13.6 million for the year ended December 31, 2006 and $14.7 million for the year ended December 31, 2005.

The availability of funds under the $16.0 million common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion Capital) and our $4.0 million credit agreement with Silicon Valley Bank is subject to many conditions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee that these capital resources will available or will be sufficient to fund our ongoing operations.

We only have the right to receive $100,000 every four business days under the agreement with Fusion Capital unless our stock price equals or exceeds $1.50, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $1.00. Since we have authorized 8,000,000 shares for sale to Fusion Capital under the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $16.0 million. Assuming a purchase price of $1.75 per share (the closing sale price of the common stock on February 28, 2007) and the purchase by Fusion Capital of the full 8,000,000 shares under the common stock purchase agreement, gross proceeds to us would be $14.0 million.

Under the credit agreement, funds available for borrowing are based on eligible trade receivables and inventory as defined. The credit agreement contains a subjective acceleration clause and a requirement to maintain a lockbox with the lender to which all receivable collections are deposited. Under the subjective acceleration clause, the lender may accelerate repayment of amounts borrowed and/or cease making advances to us if it determines that a material adverse change has occurred in our business or our ability to meet our obligations under the agreement. In addition, the proceeds from the lock box will be applied to reduce the outstanding borrowings upon an event default (including the occurrence of a material adverse change) or if trigger events occur. Our ability to access funds under the credit agreement will be subject to our ability to meet all restrictive covenants and comply with all representations and warranties.

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we may need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $16.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our independent auditor has issued an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern.

Even despite the availability of funds from Fusion Capital and Silicon Valley Bank, our independent auditor has issued an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern due to, among other factors, the subjective acceleration provisions and conditions that must be met in order to access the funds under the Fusion Capital common stock purchase agreement and the Silicon Valley Bank credit facility. This unqualified opinion with an explanatory paragraph could itself have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

In connection with entering into the common stock purchase agreement with Fusion Capital, we authorized the sale to Fusion Capital of up to 8,000,000 shares of our common stock, in addition to the 473,957 shares that we issued to Fusion Capital as a commitment fee. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All 8,473,957 shares that we have registered pursuant to our registration rights agreement with Fusion Capital are freely tradable. It is anticipated that shares registered will be sold over a period of up to 24 months. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all or some of the 8,000,000 shares of common stock authorized for sale to Fusion Capital under the common stock purchase agreement. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to Fusion Capital by us under the common stock purchase agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the agreement may be terminated by us at any time at our discretion without any cost to us. As of February 28, 2007, we had sold an aggregate of 566,978 shares to Fusion Capital under the common stock purchase agreement, in addition to the 473,957 shares that we issued to Fusion Capital as a commitment fee.

Our business may be materially and adversely impacted by the loss of our largest customer or the reduction, delay or cancellation of orders from this customer; in addition, our business may be materially and adversely impacted if this customer delays payment or fails to pay for products sold to this customer.

For the three and twelve months ended December 31, 2006 our largest customer accounted for 39.8% and 28.8%, respectively, of our revenues, and as of December 31, 2006 this customer accounted for 45.7% of our accounts receivable. Our sales to this customer may be materially and adversely impacted by various factors relating to this customer’s business, financial condition, results of operations and cash flows. Our business, financial condition, results of operations and cash flows may be materially and adversely impacted by the loss of this customer, or the reduction, delay or cancellation of orders. In addition, our business, financial condition, results of operations and cash flows may be materially and adversely impacted if this customer delays payment or fails to pay for products sold. This customer is not obligated to purchase a specific quantity of our products or provide binding forecasts of purchases for any period.

We may be required to make tax payments that exceed our settlement estimates.

As of December 31, 2005 and 2006 we estimated that we owed $3.4 million and $2.8 million, respectively, as of each balance sheet date in state and local taxes, primarily sales and use taxes, in various jurisdictions in the United States. We are in the process of negotiating resolutions of the past due tax obligations with the applicable tax authorities. While we hope that these obligations can be settled for less than the amounts accrued, we cannot predict whether we will obtain favorable settlement terms from the various tax authorities, or that, after settling, we will satisfy the conditions necessary to avoid violating the settlements. Our failure to obtain favorable settlement terms or to satisfy the settlement conditions may result in a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur significant expenses in the future as a result of our obligation to pay legal fees for and otherwise indemnify former officers and former directors.

As described below under Part I, Item 3, “Legal Proceedings,” certain former officers and former directors continue to be involved in investigations and related legal proceedings brought by the SEC and the DOJ. We are contractually obligated to pay legal fees for and otherwise indemnify these former officers and former directors. We may incur significant expenses in the future as a result of these obligations. The amount of these expenses is unpredictable and outside of our control and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our success will depend on our ability to attract and retain key personnel.

In order to execute our business plan, we need to attract, retain and motivate a significant number of highly qualified managerial, technical, financial and sales personnel. If we fail to attract and retain skilled scientific and sales personnel, our research and development and sales and marketing efforts will be hindered. Our future success depends to a significant degree upon the continued services of key management personnel. None of our key management personnel is covered by an insurance policy of which we are the beneficiary.

Our success is reliant on the acceptance by doctors and patients of the Cryocare Surgical System as a preferred treatment for tumor ablation.

Cryosurgery has existed for many years, but has not been widely accepted primarily due to concerns regarding safety and efficacy and widespread use of alternative therapies. Because the technology previously lacked precise monitoring capabilities, prostate cryosurgical procedures performed in the 1970s resulted in high cancer recurrence and negative side effects, such as rectal fistulae and incontinence, and gave cryosurgical treatment negative publicity. To overcome these negative side effects, we have developed ultrasound guidance and temperature sensing to enable more precise monitoring in our Cryocare Surgical System. Nevertheless, we will need to overcome the earlier negative publicity associated with cryosurgery in order to obtain market acceptance for our products. In addition, use of our Cryocare Surgical System requires significant physician education and training. As a result, we may have difficulty obtaining recommendations and endorsements of physicians and patients for our Cryocare Surgical System. We may also have difficulty raising the brand awareness necessary to generate interest in our Cryocare Surgical System. Any adverse side effects, including impotence or incontinence, recurrence of cancer or future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryosurgery, whether from our products or the products of our competitors, could adversely affect acceptance of cryosurgery. In addition, emerging new technologies and procedures to treat prostate cancer may negatively affect the market acceptance of cryosurgery. If our Cryocare Surgical System does not achieve broad market acceptance, we will likely remain unprofitable.

We are faced with intense competition and rapid technological and industry change, which may make it more difficult for us to achieve significant market penetration.

The medical device industry generally, and the cancer treatment market in particular, are characterized by rapid technological change, changing customer needs and frequent new product introductions. If our competitors’ existing products or new products are more effective than or considered superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from companies in the cryosurgical marketplace as well as companies offering other treatment options, including radical prostatectomy, radiation therapy and hormone therapy. If we are successful in penetrating the market for treatment of prostate cancer with our cryosurgical treatment, other medical device companies may be attracted to the marketplace. Many of our potential competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approval and introduce and commercialize products before we do. These developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

If we are unable to continue to enhance our Cryocare Surgical System, our business will suffer.

Our growth depends in part on continued ability to successfully develop, manufacture and commercialize enhancements to our Cryocare Surgical System. We may experience difficulties that could delay or prevent the successful development, manufacturing and commercialization of these products. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome before obtaining necessary regulatory or reimbursement approvals. In addition, our competitors may succeed in developing commercially viable products that render our products obsolete or less attractive. Failure to successfully develop, manufacture and commercialize new products and enhancements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There is uncertainty relating to third-party reimbursement, which is critical to market acceptance of our products.

Hospitals and other health care providers in the United States generally rely on third-party payers, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of medical procedures involving our products. While private health insurers in some areas of the United States provide reimbursement for procedures in which our products are used, we can provide no assurance that private insurance reimbursement will be adopted nationally or by additional insurers. Furthermore, those private insurance companies currently paying for procedures in which our products are used may terminate such coverage. If reimbursement levels from Medicare, Medicaid, other governmental health care programs or private insurers are not sufficient, physicians may choose not to recommend, and patients may not choose, procedures using our products.

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

From time to time significant attention has been focused on reforming the health care system in the United States and other countries. Any changes in Medicare, Medicaid or third-party medical expense reimbursement, which may arise from health care reform, may have a material adverse effect on reimbursement for our products or procedures in which our products are used and may reduce the price we are able to charge for our products. In addition, changes to the health care system may also affect the commercial acceptance of products we are currently developing and products we may develop in the future. Potential changes that have been considered include controls on health care spending and price controls. Several proposals have been made in the United States

Congress and various state legislatures recently that, if adopted, would potentially reduce health care spending, which may result in a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

Our success will depend to a significant degree on our ability to secure and protect intellectual property rights and to enforce patent and trademark protections relating to our technology. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our other intellectual property rights. Litigation could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, even if we prevail in litigation, the litigation would be costly in terms of management distraction as well as in terms of money. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements could be breached or that they might not be enforceable in every instance, and that we might not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

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

Government regulation has a significant impact on our business. Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the Food and Drug Administration (FDA) has broad authority under the federal FD&C Act to regulate the distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions, which vary from country to country. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy and expensive. We may not be able to obtain or maintain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of our products. Any of these actions by the FDA, or change in FDA regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or unforeseen problems following initial marketing. We may not be able to obtain or maintain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We could be negatively impacted by future interpretation or implementation of the federal anti-kickback and Stark laws and other federal and state anti-self-referral and anti-kickback laws.

The federal Stark law prohibits a physician from referring Medicare patients for certain services to an entity with which the physician has a financial relationship. A financial relationship includes both investment interests in an entity and compensation arrangements with an entity. The federal anti-kickback law prohibits the offer or receipt of any remuneration in order to induce referrals of federal health care program business. Many states have similar and often broader laws. These state laws generally apply to services reimbursed by both governmental and private payers. Violation of these federal and state laws may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from governmental and private payer programs, among other things. We have financial relationships with physicians and physician-owned entities, which in turn have financial relationships with hospitals and other providers of designated health services. Although we believe that our financial relationships with physicians and physician-owned entities, as well as the relationships between physician-owned entities that purchase or lease our products and hospitals, are not in violation of applicable laws and regulations, governmental authorities might take a contrary position. If our financial relationships with physicians or physician-owned entities or the relationships between those entities and hospitals were found to be illegal, we and/or the affected physicians and hospitals could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government and private payers. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians, physician-owned entities and others to comply with that jurisdiction’s laws. For a further description of these laws see above in Part I, Item 1, under “Health Care Regulatory Issues.”

We believe that the arrangements we have established with physician-owned entities and hospitals comply with applicable Stark law exceptions. However, if any of the relationships between physicians and hospitals involving our services do not meet a Stark law exception, neither the hospital nor we would be able to bill for any procedure resulting from a referral that violated the Stark law. Although in most cases we are not the direct provider and do not bill Medicare for the designated health services, any Stark law problem with our business arrangements with physicians and hospitals would adversely affect us as well as the referring physician and the hospital receiving the referral.

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

We believe that our business practices comply with the Stark law, the federal anti-kickback and applicable state anti-kickback and anti-self-referral laws. No assurance can be made, however, that these practices would not be successfully challenged and penalties, such as civil money penalties and exclusion from Medicare and Medicaid, and/or state penalties, imposed. And again, mere challenge, even if we ultimately prevail, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. While we believe that we are reasonably insured against these risks, we may not maintain insurance in amounts or scope sufficient to provide us with adequate coverage. A claim in excess of our insurance coverage would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, any product liability claim could harm our reputation in the industry and our business.

Our intangible assets could become impaired.

Intangible assets acquired in a purchase, such as intellectual property or developed technology, are generally amortized over various periods depending on their anticipated economic benefits or useful lives. Long-lived assets, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. Following a review, if such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Significant estimates, including assumptions regarding future events and circumstances that cannot be easily predicted, are required to perform an analysis of the value of intangible assets. These estimates and assumptions may differ materially from actual outcomes and occurrences.

Our facilities and systems are vulnerable to natural disasters or other catastrophic events.

Our headquarters, cryosurgical products manufacturing facilities, research facilities and much of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Associated with an Investment in Our Common Stock

The market price of our common stock is highly volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Various factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. If our operating results are below the expectations of securities analysts or investors, the market price of our common stock may fall abruptly and significantly.

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

We had an aggregate of 30,679,176 shares of common stock outstanding as of December 31, 2006, which includes 5,635,378 shares of our common stock that we issued on March 11, 2005 in connection with the financing described in the Form 8-K that we filed on March 16, 2005. Investors in that financing also received warrants to purchase an aggregate of 1,972,374 shares of our common stock at an exercise price of $3.50 per share and 1,972,374 shares of our common stock at an exercise price of $4.00 per share. In addition, on October 25, 2006, under the terms of the common stock purchase agreement with Fusion Capital, we issued 473,957 shares of our common stock to Fusion Capital as a commitment fee. We may sell up to 8,000,000 additional shares to Fusion Capital pursuant to the common stock purchase agreement. As of February 28, 2007, we had sold an aggregate of 566,978 shares to Fusion Capital under the common stock purchase agreement, in addition to the 473,957 shares that we issued to Fusion Capital as a commitment fee. The warrants issued on March 11, 2005 have an anti-dilution clause that in certain circumstances reduces the effective exercise price of the warrants and proportionately increases the number of shares underlying the warrants to preserve the ownership of the warrant holders. As a result of the issuance of the 473,957 plus an additional 30,242 shares to Fusion capital in 2006 the exercise price of the warrants decreased to effectively provide holders an additional 47,769 shares. Additionally, through February 28, 2007 we issued an additional 536,736 shares to Fusion Capital, which decreased the warrant price to effectively provide holders an additional 54,862 shares.

We entered into registration rights agreements in connection with these financings pursuant to which we agreed to register for resale by the investors the shares of common stock issued. Sales of shares covered by these registration statements could have a material adverse effect on the market price of our shares.

Our common stock was delisted from the Nasdaq Stock Market and, as a result, trading of our common stock has become more difficult.

Our common stock was delisted from the Nasdaq National Market on January 16, 2003 because of our failure to keep current in filing our periodic reports with the SEC. Trading is now conducted in the over-the-counter market on the Nasdaq OTC Bulletin Board Market. Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We hope that our common stock will eventually be relisted with the American Stock Exchange (AMEX), the Nasdaq Capital Market or the Nasdaq Global Market, but we cannot assure you that our common stock will be relisted within any particular time period, or at all. As noted below, we may effectuate a reverse stock split in order to qualify our stock for relisting.

In order to qualify our stock for relisting, we may effectuate a reverse stock split, which could adversely affect our stockholders.

In order to qualify our stock for relisting, we may effectuate a reverse stock split. AMEX requires a minimum bid price of $2.00, the Nasdaq Capital Market requires a minimum bid price of $4.00 and the Nasdaq Global Market requires a minimum bid price of $5.00. As of February 28, 2007, the closing price for our common stock as reported on the Nasdaq OTC Bulletin Board Market was $1.75 per share.

Any reverse stock split requires the prior approval of our stockholders at a stockholders meeting, because our charter prohibits stockholder action by written consent. Our stockholders have authorized us to effectuate a reverse stock split at any time until May 18, 2007. The authorization allowed for the combination of any whole number of shares of common stock between and including two and five into one share of common stock, i.e., each of the following combination ratios: one for two, one for three, one for four and one for five. If our Board of Directors decides to proceed with the reverse stock split, then the Board will determine the exact ratio within the range described in the previous sentence. In many instances historically the markets have reacted negatively to the effectuation of a reverse stock split. The trading price of our stock may be negatively affected if our Board decides to proceed with a reverse stock split. If the Board of Directors does not implement a reverse stock split prior to May 18, 2007, then stockholder approval again would be required prior to implementing any reverse stock split. We expect to ask our stockholders at our 2007 annual meeting to authorize a reverse stock split for another two years.

We could be difficult to acquire due to anti-takeover provisions in our charter, our stockholders rights plan and Delaware law.

Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of our company. In addition, we have adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. These provisions also could deter or prevent transactions that stockholders deem to be in their interests. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of our company. The foregoing factors could reduce the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices, as well as our principal manufacturing and research facilities, are located in a 28,000 square foot facility in Irvine, California. The lease for this facility expires in 2010, with an option to extend the lease for an additional five years. We believe that our property and equipment are generally well maintained, in good operating condition and are sufficient to meet our current needs.

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

Governmental Investigations

As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the Securities and Exchange Commission (the “SEC”) on July 14, 2006 and entered into a non-prosecution agreement with the Department of Justice (the “DOJ”) on July 18, 2006. These two agreements effectively resolve with respect to the Company the investigations begun by the SEC and by the DOJ in January 2003. The investigations and legal proceedings related to certain former officers and former directors remain ongoing. We remain contractually obligated to pay legal fees for and otherwise indemnify these former officers and former directors. On August 9, 2006, the SEC filed civil fraud charges in federal district court against two former officers.

Given the recent announcements by numerous companies and the SEC’s current focus on stock option plan administration, our Audit Committee requested that management conduct an internal review of our historical stock option practices, the timing of stock option grants and related accounting and documentation. Based on this review, management identified several stock option grants made between 1997 and 2002 for which the actual measurement dates appeared to differ from the recorded grant dates. Management analyzed the potential accounting impact, assuming that the measurement dates for these option grants differ from the recorded grant dates, and concluded that the financial impact did not necessitate adjustment to or restatement of our previously-issued financial reports. Management reported the results of its review to our Audit Committee and Board of Directors at their regularly scheduled meetings on July 26, 2006. Following these meetings, we contacted the SEC and the DOJ and reported our findings. On August 1, 2006, we met with the SEC staff to discuss our findings and later received a subpoena from the SEC requesting additional option-related information. We have responded to this subpoena and will continue to fully cooperate with the SEC and DOJ and with their ongoing investigations related to certain of our former officers and former directors.

After receiving the subpoena from the SEC, management identified certain stock option grants made in 2003 for which the actual measurement dates may differ from the recorded grant dates. However, similar to the grants between 1997 and 2002 previously identified, management concluded that the financial impact, individually and in the aggregate, of the 2003 grants did not necessitate adjustment to or restatement of our previously-issued financial reports.

Lawsuit with KPMG LLP

On October 26, 2006, we filed a lawsuit with the Superior Court of the State of California for the County of Orange against our former independent auditor, KPMG LLP, for professional negligence and breach of contract, seeking damages in an amount to be determined at trial. Previously, we had entered into a Mediation and Tolling Agreement with KPMG pursuant to which KPMG agreed that the statute of limitations would be tolled to provide an opportunity for mediation between the parties. We engaged in mediation with KPMG on September 27, 2006 but the parties were unable to reach settlement. Accordingly, we proceeded with the filing of the lawsuit. In response to our claims against KPMG, KPMG filed a cross-complaint against the Company and certain former officers. Under the cross-complaint, KPMG makes claims against the Company for breach of contract, violations of the federal racketeering statute and conspiracy to violate the federal racketeering statute, seeking damages in an amount to be determined at trial. We are not able to predict the outcome of this lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On January 16, 2003, our common stock was delisted from the Nasdaq National Market and began to trade on the Pink Sheets. On October 21, 2005, our stock began to trade on the Nasdaq OTC Bulletin Board Market or “OTCBB.” The symbol under which we trade on the OTCBB is ENDO.

The following table sets forth for the fiscal quarters indicated, the high and low sales prices for our common stock as reflected on the Pink Sheets or OTCBB, as applicable. Such prices represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2006:	$3.50	$2.68
First Quarter	3.55	2.35
Second Quarter	2.80	1.50
Third Quarter	2.05	1.57
Fourth Quarter
Year Ended December 31, 2005:
First Quarter	$3.70	$2.25
Second Quarter	4.40	2.98
Third Quarter	5.15	2.89
Fourth Quarter	3.29	2.35

Holders

As of February 28, 2007, there were 239 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

The selected financial data set forth below should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2002, 2003 and 2004 were previously restated. Detailed information regarding these restatements is disclosed in Notes 3 and 16 to our consolidated financial statements filed in our annual report on Form 10-K for the year ended December 31, 2002 and Note 2 to our consolidated financial statements filed in our annual report on Form 10-K (as amended) for the year ended December 31, 2004. As discussed below is Part II, Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations” effective January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, which changed the way we account for our stock-based compensation. Our historical results are not necessarily indicative of operating results to be expected in the future.

	2002	2003	2004	2005	2006

Revenues from continuing operations	$17,901	$19,604	$24,181	$28,274	$27,990
Loss from continuing operations	$(26,492)	$(24,963)	$(31,901)	$(14,838)	$(11,076)
Net loss per share of common stock — basic and diluted (continuing operations)	$(1.11)	$(1.03)	$(1.31)	$(0.51)	$(0.37)
Weighted-average shares of common stock outstanding	23,822	24,162	24,263	28,978	30,253
Balance Sheet Data:
Total assets	$92,628	$71,997	$34,374	$32,237	$16,246
Common stock warrants	$—	$—	$—	$5,023	$1,307

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an innovative medical device company focused on the development of minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of ice to destroy tissue, such as tumors, for therapeutic purposes. We develop and manufacture devices for the treatment of prostate and renal cancer and we believe that our proprietary technologies have broad applications across a number of markets, including the ablation of tumors in the lung and liver and palliative intervention (treatment of pain associated with metastases).

Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. In addition to selling our cryosurgical disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. Since 2003, we maintain a dedicated sales team focused on selling percutaneous cryoablation procedures related to liver and lung cancer and palliative intervention (treatment of pain associated with metastases) to interventional radiology physicians throughout the United States. We intend to continue to identify and develop new markets for our cryosurgical products and technologies, particularly in the area of tumor ablation.

We previously owned Timm Medical Technologies, Inc. (“Timm Medical”), a company focused on erectile dysfunction products. We sold Timm Medical to UK-based Plethora Solutions Holdings plc on February 10, 2006.

Strategy and Key Metrics

Our strategy is to achieve a dominant position in the prostate and renal cancer markets, and further develop and increase the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and palliative intervention (treatment of pain associated with metastases). At the same time, we seek to achieve penetration across additional markets with our proprietary cryosurgical technology.

Our primary objective is to grow market share, currently measured in terms of the number of procedures performed with our Cryocare Surgical System, which we calculate using two primary components. The first component is that we include the actual number of cryoablation cases for which we are responsible for performing the service element on behalf of the healthcare facility. In the second, we compute a procedure case equivalent based on sales of our cryoablation disposable products by using the expected disposable product usage for a procedure for those sales. Procedure growth has been an important metric to which we have referred during the past several years in order to measure the success of our strategy. In the past several years, we have been successful in increasing the estimated number of domestic cryoablation procedures on a year-over-year basis. Most recently, in 2006 estimated procedures increased 21.8 percent to 7,802 from 6,407 in 2005 which increased 35.9 percent from 4,713 in 2004.

In addition to being a key business metric, procedure growth is an important driver of revenue growth, because a significant percentage of our revenue consists of sales of the disposable supplies used in procedures performed with the Cryocare Surgical System, as shown below under “Results of Operations.” In 2003 we redirected our strategy for our cryosurgical business away from emphasizing sales of Cryocare Surgical Systems and instead towards seeking to increase recurring sales of our disposable products. Over the past several years, a significant percentage of our revenue consists of sales of the disposable supplies either separately or in conjunction with procedures performed with the Cryocare Surgical System, as shown below under “Results of Operations.” In addition, beginning in 2004, we changed our business model to emphasize our strength as a medical device manufacturer and strategically reduced the amount of revenues attributable to the service model where we are responsible for performing the service element of the procedures on behalf of the healthcare facility for a procedure fee. By the fourth quarter of 2006, we have achieved our goal of having the substantial majority of our procedures comprised of sale of cryoablation disposable products without the service element. The percent of procedures for which we perform the service element declined from 79.4% in the fourth quarter of 2004 to 19.5% in the fourth quarter of 2006. This change in revenue mix between cases for which we provide the service element and cases for which we merely sell disposable products has impacted our gross margin. Revenues from a case for which we merely sell disposable products are less than the revenue from a case for which we are responsible for providing the service element. As the percentage of cases from product sales increases relative to procedure fees, our incremental revenues grow at a slower rate than our overall procedures growth. However, the gross profit realized is generally equivalent since we do not incur fees to third party service providers for product sales. For cases for which we are responsible for providing the service element, we typically subcontract with a third party service provider to provide the service element of a procedure on our behalf and thereby incur services fees. As a result, our gross margin (gross profit as a percent of revenues) increases as we shift from procedure fees to sales of disposable products.

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

Results of Operations

Revenues and cost of revenues from continuing operations related to the following products and services for the three-year period ended December 31, 2006 are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Revenues:
Product sales:
Cryoablation disposable products	$4,584	$6,790	$13,948
Cryocare Surgical Systems	1,403	743	1,096
Other (Urohealth)	49	72	44

	6,036	7,605	15,088
Cryoablation procedure fees	17,516	19,780	12,298
Cardiac royalties (CryoCath)	629	889	604

	$24,181	$28,274	27,990

Cost of revenues:
Cryoablation disposable products and procedure fees	$13,330	$15,278	11,541
Cryocare Surgical Systems	255	460	802

	$13,585	$15,738	$12,343

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

We recognize revenues from sales of Cryocare Surgical Systems and disposable cryoprobes when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. Revenues are deferred when we have continuing obligations until those obligations are fulfilled. We also contract with medical facilities for the use of the Cryocare Surgical Systems in cryoablation treatments for which we charge a per-procedure fee. Cryoablation services generally consist of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the setup and monitoring of the equipment.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation” and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R, our net loss for the three month period and year ended December 31, 2006 was $0.8 million and $2.6 million, respectively, greater than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. As of December 31, 2006, there was $3.4 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be amortized on a straight-line basis over a weighted average period of 1.2 years less any stock options forfeited prior to vesting.

Costs, expenses and other results of operations from continuing operations for the three-year period ended December 31, 2006 are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cost of revenues	$13,585	$15,738	$12,343
Research and development	1,856	2,283	2,781
Selling and marketing	13,354	13,001	15,195
General and administrative	16,379	13,858	13,107
Goodwill impairment and other charges	9,900	26	—
Loss on divestitures, net	711	—	—

Total costs and expenses	$55,785	$44,906	$43,426

Interest income	$293	$308	$452
Interest expense	$(7)	$657	$3,716
Minority interests	$(583)	$—	$—

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.  Revenues for the year ended December 31, 2006 decreased to $28.0 million compared to $28.3 million in 2005. The revenue decrease resulted from a rapid shift in mix from procedures for which we are responsible for providing the service element to those for which we solely sell our cryoablation disposable products. Total procedures increased 21.8 percent to 7,802 for the year ended December 31, 2006 from 6,407 in the comparable period of 2005, while the related revenues decreased by 1.2 percent. Of the total procedures performed during the year ended December 31, 2006, 31.7 percent were those for which we provided cryoablation services and 68.3 percent were from the sale of cryoablation disposable products. This compares to 62.7 percent for cryoablation services and 37.3 percent for sales of cryoablation disposable products during the year ended December 31, 2005. While our total procedures increased significantly, the lower average sales price from selling direct disposable products as compared to our average service price from providing the service element had the effect of slightly decreasing our revenues year over year. However, direct product sales also have lower cost of revenues and produce much higher gross margins as discussed above. The shift in our revenue mix was faster than expected but in line with our overall strategy to shift our business to become a more traditional medical device manufacturer.

Cardiac royalty revenue decreased to $0.6 million for the year ended December 31, 2006 from $0.9 million for the same period in 2005 mainly because the contractual rate CryoCath is obligated to pay us as percentage of related revenues decreased from 9.0 percent to 5.0 percent in 2006. Revenue from the sale of Cryocare Surgical Systems increased for the year ended December 31, 2006 from the comparable period in 2005 to $1.1 million from $0.7 million primarily due to increased sales of our systems internationally.

Costs of Revenues.  Costs of revenues for the year ended December 31, 2006 decreased 21.6 percent to $12.3 million compared to $15.7 million for the same period in 2005. The decrease was driven mainly by the rapid shift in revenue mix resulting in a decrease in the number of cryoablation procedures for which we bear responsibility for providing the service element of the procedure as opposed to solely selling our cryoablation disposable products. This mix shift led to a decrease in fees we paid to third party service providers. Costs for materials, labor and overhead per cryoablation case also decreased as we achieve manufacturing efficiencies and improve product design. Fees to service providers were $8.0 million in 2005 and $4.7 million in 2006. This decrease was offset slightly by a $0.3 million increase in cost related to Cryocare Surgical Systems.

Gross Margins.  Gross margins on revenues increased to 55.9 percent for the year ended December 31, 2006 compared to 44.3 percent for the same period in 2005. The positive trend in our gross margins relates primarily to the shift in our business model to a much larger percentage of total procedures are from the sale of our cryoablation disposable products as opposed to procedures where we are responsible for providing the service element of the procedure, which generates a lower gross margin as a percent of revenues. Also contributing to the increase in gross margin were continued reductions in manufacturing costs for our cryoablation disposable products. Gross margins were negatively affected during the year ended December 31, 2006 by transactions where we allowed certain customers to upgrade to our Cryocare CS System from a previous generation of our Cryocare Surgical System with nominal additional payment, resulting in a net loss of $0.5 million.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2006 increased 21.8 percent to $2.8 million compared to $2.3 million for the comparable period in 2005. The increase was primarily attributable to increased compensation costs of $0.1 million and costs associated with several new development projects we have undertaken to reduce the manufacturing costs of Cryocare disposables and broaden the application of cryoablation outside of our current markets in urology and interventional radiology. Included in research and development expenses for the year ended December 31, 2006 is $0.1 million in non-cash stock-based compensation expense. As a percentage of revenues, research and development expenses increased to 9.9 percent during the year ended December 31, 2006, from 8.1 percent during the year ended December 31, 2005.

Selling and Marketing Expenses.  Selling and marketing expenses for the year ended December 31, 2006 increased 16.9 percent or $2.2 million to $15.2 million as compared to $13.0 million for the same period in 2005. Driving the increases were proctor fees and related cost increases of $0.4 million, increased travel costs of $0.2 million, non-cash stock-based compensation expenses relating to the implementation of SFAS No. 123R in the amount of $0.6 million and increased compensation related expenses in our sales organization of $0.8 million.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2006 declined 5.4 percent or $0.8 million to $13.1 million as compared to $13.9 million for the same period in 2005. We had decreases in several areas including legal and accounting costs of $1.7 million as a result of establishing in house legal counsel and marked efforts to reduce accounting and consulting fees, specifically those related to compliance with section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We had $0.5 million in reductions in insurance premiums due to concerted efforts to reduce premiums without compromising coverage. During the second quarter of 2006 the statute of limitations expired on $0.9 million of potential payroll tax liability pertaining to employee loans forgiven and stock option exercises that occurred in 2002 and prior, compared to $0.2 million of similar reductions in 2005. In 2005 we paid $0.6 million in liquidated damages related to our common stock warrants, which did not recur in 2006.

These reductions were partially offset by $2.2 million in additional compensation expense including $1.8 million of non-cash stock-based compensation expenses relating to the implementation of SFAS No. 123R. Additionally in the fourth quarter of 2006, we reserved a total of $0.7 million on notes receivable. Of this amount $0.4 million relates to the write off of a note with a related party. The $0.3 million remaining amount is related to a possible arrangement with the purchaser of Timm Medical which we may offer a payment discount in exchange for acceleration of payment of the remaining balance of the purchase note.

Interest Income.  Interest income for the year ended December 31, 2006 increased to $0.5 million from $0.3 million in 2005. This increase is due to interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances.

Interest Expense.  Interest expense for the year ended December 31, 2006 was a negative expense of $(3.7) million compared to $(0.7) million in negative expense for the same period in 2005. The negative interest expense for the years ended December 31, 2006 and 2005 were due to the decreases in the fair value of common stock warrants issued in connection with our private placement in March 2005.

Loss from Continuing Operations.  Loss from continuing operations for the year ended December 31, 2006 was $11.1 million or $0.37 per basic and diluted share on 30.3 million weighted average shares outstanding compared to a loss from continuing operations of $14.8 million or $0.51 per basic and diluted share on 29.0 million weighted average shares outstanding for the same period in 2005. Included in the loss from continuing operations during the year ended December 31, 2006 is an aggregate of $2.8 million of non-cash stock-based compensation expense in accordance with SFAS No. 123R, a reduction in accrued payroll taxes of $0.9 million which were no longer statutorily due and the reduction in interest expense of $3.7 million from the change in the fair value of common stock warrants.

Income from Discontinued Operations.  Income from discontinued operations for the year ended December 31, 2006 represents the operating results of Timm Medical through the date of sale on February 10, 2006. Income for the 2006 period was $0.3 million, net of income taxes or $0.01 per basic and diluted share on 30.3 million weighted average shares outstanding. The 2006 income included $0.5 million gain on sale of Timm Medical and a tax provision of $0.2 million. Income from discontinued operations for the year ended December 31, 2005 was $1.2 million, net of income taxes of $0.8 million or $0.04 per basic and diluted share on 29.0 million weighted average shares outstanding. The 2005 period includes income of $0.6 million as a result of the elimination of the estimated costs to sell, which was previously reported as a component of a 2004 impairment charge when Timm Medical was initially marketed for sale.

Net Loss.  Net loss for the year ended December 31, 2006 was $10.8 million or $0.36 per basic and diluted share on 30.3 million weighted average shares outstanding, compared to a net loss of $13.7 million, or $0.47 per basic and diluted share on 29.0 million weighted average shares outstanding for the same period in 2005.

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

Interest Expense.  Interest expense was negative for 2005 in the amount of ($0.7) million and relates to the net decrease in the fair market value of common stock warrants issued in connection with our March 2005 private placement.

Loss from Continuing Operations.  Loss from continuing operations for 2005 was $14.8 million or $0.51 per basic and diluted share on 29.0 million weighted average shares outstanding, compared to a loss of $31.9 million, or $1.31 per basic and diluted share on 24.3 million weighted average shares outstanding for 2004.

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

Off Balance Sheet Financing

Other than lease commitments, legal contingencies incurred in the normal course of business, and employment contracts, we do not have any off-balance sheet financing arrangements or liabilities. In addition, our policy is not to enter into derivative instruments, futures or forward contracts. Our business is transacted solely in U.S. dollars and, while future fluctuations of the U.S. dollar may affect the price competitiveness of our products, there is no known significant direct foreign currency exchange rate risk. Finally, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have incurred losses from operations and have reported negative cash flows. As of December 31, 2006, we had an accumulated deficit of $176.4 million and cash and cash equivalents of $1.8 million.

We do not expect to reach cash flow positive operations in 2007, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investments in initiatives that we believe should ultimately result in cost reductions. In addition to these continued investments, although we recently resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see above under Part I, Item 3, “Legal Proceedings”), we still have obligations to indemnify and advance the legal fees for our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our business, financial condition, results of operations and liquidity. We also face large cash expenditures in the future related to past due state and local taxes primarily, sales and use tax obligations, which we estimate to be approximately $2.8 million and which was accrued as of December 31, 2006. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities.

On October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) pursuant to which we have the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount (in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price of our common stock is $1.50 or higher), subject to our ability to comply with certain on-going requirements. These requirements include, among others, maintaining effectiveness of the registration statement covering the sale of the shares purchased by Fusion Capital, and maintenance of trading prices at or above $1.00. The $150,000 increment can be increased if the market price of our common stock increases. The SEC declared the registration statement effective on December 1, 2006.

We will use existing cash reserves, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. We were not in compliance with the minimum tangible net worth covenant under our bank line of credit for the months September to November 2006. On December 22, 2006, we signed an amendment to the Loan and Security Agreement. Among other things, the amendment (i) modifies the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modifies the definition of accounts that are ineligible under the borrowing base calculation; (ii) modifies the loan margin as defined to 1.50 percent, and (iii) waives non-compliance with the minimum tangible net worth requirement at September 30, 2006, October 31, 2006 and November 30, 2006, as well as modifies the terms of the covenant. At December 31, 2006, we were in compliance with all covenants and had no borrowings outstanding under the line of credit. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008. As of February 28, 2007 we had $1.9 million outstanding on the line of credit.

Our cash needs are not entirely predictable and the availability of funds from Fusion Capital and our bank are subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows. In assessing whether to enter into the Fusion Capital financing and renew the bank line of credit, we considered these factors in light of our circumstances and likely cash requirements. After comparing the Fusion Capital financing and bank line of credit to other financing alternatives potentially available to us, we made a business decision that the Fusion Capital financing and bank line of credit represented the best financing alternatives then available to us.

We continue to believe that the Fusion Capital financing and bank line of credit should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows. However, primarily because of the subjective acceleration clauses and other conditions referred to above, the audit report of our independent auditors contained in this Annual Report on Form 10-K contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern. This opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2006. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period [Update]
	Total	2007	2008-2009	2010-2011
	(In thousands)

Non-cancelable operating leases(1)	$1,785	$587	$1,075	$123
Purchase commitments(2)	620	620	—	—

	$2,405	$1,207	$1,075	$123

(1)	We enter into operating leases in the normal course of business. We lease office space as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease at the end of the original term. Our future operating lease obligations would change if we exercise these renewal options and if we enter into additional operating lease agreements. For more information, see Note 13 “Commitments and Contingencies” to our Consolidated Financial Statements.

(2)	These purchase commitments relate to agreements to purchase goods or services. These obligations are not recorded in our consolidated financial statements until contract payment terms take effect. We expect to fund these commitments with cash flows from operations and from cash balances on hand. The obligations shown in the above table are subject to change based on, among other things, our manufacturing operations not operating in the normal course of business, the demand for our products, and the ability of our suppliers to deliver the products or services as promised.

Additionally, under a commercialization agreement, we are obligated to make monthly advances of $42,500 to our collaboration partner beginning the fourth quarter of 2005. This obligation continues until either we or our partner enter into a licensing agreement sufficient to reimburse us for all prior payments and fund the partner going forward.

We are also obligated to indemnify certain former officers and directors and advance legal fees to them in connection with continuing investigations and legal proceedings involving these individuals by the SEC and DOJ. Legal fees under these obligations cannot be estimated.

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

From time to time we provide loaner equipment to customers as part of a strategy aimed at promoting broader acceptance of our technology and driving sales of disposable products faster than would be possible if we restricted use of the device only to customers willing to make a significant capital investment in a Cryocare Surgical System. In these situations, we either loan a mobile Cryocare Surgical System to a hospital or consign a stationary Cryocare Surgical System with the hospital under our placement program and charge a fee for each procedure in which the equipment is used. Cost of revenues includes depreciation on the Cryocare Surgical Systems we own over an estimated useful life of three years. We have also reduced the selling price of our Cryocare Surgical System to at or near cost to promote sales of our cryoablation disposable products.

Under certain circumstances, we will upgrade our older model Cryocare Surgical Systems for our new model with select customers. The terms of the upgrade can include the trade-in of an older system for a refurbished system at no additional cost to the customer, or a trade-in for an older system plus cash for a refurbished or new Cryocare Surgical System. These upgrades are not part of a bundled arrangement conditioned upon past or future purchases of our products. They are offered at our election as a means to introduce our latest technology to the market place. The older systems received in the trade are then redeployed for interventional radiology procedures or sold in secondary markets. When these upgrades take place, we invoice the customer for the upgraded Cryocare Surgical System and expense the cost of the system upon shipment. If we determine that there will be a loss on the trade, we may record the loss at the time the commitment is made. We recognize revenue to the extent of the cash consideration upon shipment. We do not assign a value to the older trade-in system since they generally have exceeded our estimated useful life of three years

We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Accounts receivable are carried at original invoice amount less all discounts and allowances, and less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. Allowances are provided for known and anticipated credit losses as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

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

Other Investments.  We review our equity investments for impairment based on our determination of whether a decline in the market value of the investment below our carrying value is other than temporary. In making this determination, we consider Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting of Investments in Common Stock, and EITF 00-31, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which set forth factors to be evaluated in determining whether a loss in value should be recognized. Factors include the investee’s operational performance, indicators of continued viability, financing status, liquidity prospects and cash flow forecasts. We also consider our ability to hold the investment until we recover our cost, the market price and market price fluctuations of the investment’s publicly traded shares and the ability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. In addition, we assess if these equity investees constitute variable interest entities and are required to be consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.

Income Taxes.  In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate, including estimating both actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2006 we have established a valuation allowance of $66.4 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change. Effective January 1, 2007, we will adopt the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48). FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Stock based compensation.  As a normal practice, we compensate employees and non-employee directors through stock-based compensation. Effective January 1, 2006, we account for our stock-based compensation under the provisions of SFAS No. 123R, Share-Based Payments. SFAS No. 123R eliminates the use of the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25’) and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The estimation of stock-based compensation requires the use of complex option pricing models and application of judgment in selecting the appropriate valuation assumptions, as such volatility, forfeiture rates and expected term. We value our stock-based compensation using the Black-Scholes option pricing model and the single option award approach, in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. We reduce our compensation expense for estimated forfeitures based on historical forfeiture behavior, excluding unusual events or behavior that is not indicative of future expectations. We will re-assess the appropriateness of the valuation assumptions, including our calculated forfeiture rate, on a semi-annual basis or when events or changes in circumstances warrant a re-evaluation. In addition, we monitor equity instruments with non-standard provisions, such as performance-based vesting conditions, accelerated vesting based on achievement of performance milestones and features that require instrument to be accounted for as liabilities.

Inflation

The impact of inflation on our business has not been significant to date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, minority investments, accounts payable and accrued liabilities and common stock warrants. As of December 31, 2006, the carrying values of these financial instruments approximated their fair values.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below in this Item 9A.

(c) Changes in Internal Controls.  There was no change in our internal control over financial reporting during our fourth fiscal quarter for 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors
Endocare, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Endocare, Inc. (Endocare) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endocare’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Endocare’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Endocare maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Endocare maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endocare as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Endocare, Inc. and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young llp

Los Angeles, California
March 8, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2006.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and director independence

The information required by this Item 13 is incorporated by reference to the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

The Consolidated Financial Statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2005 and 2006 is included in the Consolidated Financial Statements at page F-38. All other schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

A list of exhibits to this Form 10-K is found in the Exhibit Index immediately following the Signature Page of this Form 10-K, which is hereby incorporated by reference herein.

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

Endocare, Inc.

Date: March 16, 2007

By:	/s/ Craig T. Davenport
Craig T. Davenport
Chairman, Chief Executive Officer and President

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

Signature	Title	Date

/s/ Craig T. Davenport Craig T. Davenport	Chairman, Chief Executive Officer and President (principal executive officer)	March 16, 2007

/s/ Michael R. Rodriguez Michael R. Rodriguez	Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 16, 2007

/s/ John R. Daniels, M.D. John R. Daniels, M.D.	Director	March 16, 2007

/s/ David L. Goldsmith David L. Goldsmith	Director	March 16, 2007

/s/ Eric S. Kentor Eric S. Kentor	Director	March 16, 2007

/s/ Terrence A. Noonan Terrence A. Noonan	Director	March 16, 2007

/s/ Thomas R. Testman Thomas R. Testman	Director	March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Endocare, Inc.

We have audited the accompanying consolidated balance sheets of Endocare, Inc. (the Company) and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocare, Inc. and subsidiaries at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Endocare, Inc. will continue as a going concern. As more fully described in Note 2, Endocare, Inc. has incurred recurring operating losses, cash flow deficits and has a working capital deficiency. In addition, the Company did not comply with a certain loan covenant during 2006 and may not be able to comply with the convenant in future periods. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, Endocare, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Endocare, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young llp

Los Angeles, California
March 8, 2007

ENDOCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2004	2005	2006
	(In thousands, except per share data)

Product sales	$6,036	$7,605	$15,088
Service revenues	17,516	19,780	12,298
Other	629	889	604

	24,181	28,274	27,990

Costs and expenses:
Cost of revenues	13,585	15,738	12,343
Research and development	1,856	2,283	2,781
Selling and marketing	13,354	13,001	15,195
General and administrative	16,379	13,858	13,107
Goodwill impairment and other charges	9,900	26	—
Loss on divestitures, net	711	—	—

Total costs and expenses	55,785	44,906	43,426

Loss from operations	(31,604)	(16,632)	(15,436)
Interest income	293	308	452
Interest expense	(7)	657	3,716

Loss from continuing operations before minority interests	(31,318)	(15,667)	(11,268)
Minority interests	(583)	—	—

Loss from continuing operations before taxes	(31,901)	(15,667)	(11,268)
Tax benefit on continuing operations	—	829	192

Loss from continuing operations	(31,901)	(14,838)	(11,076)
Income (loss) from discontinued operations, net of taxes	(5,718)	1,159	311

Net loss	$(37,619)	$(13,679)	$(10,765)

Net income (loss) per share of common stock — basic and diluted Continuing operations	$(1.31)	$(0.51)	$(0.37)
Discontinued operations	$(0.24)	$0.04	$0.01
Weighted-average shares of common stock outstanding	24,263	28,978	30,253

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$8,108	$1,811
Accounts receivable less allowances for doubtful accounts and sales returns of $70 and $84 at December 31, 2005 and 2006, respectively	3,549	4,161
Inventories	2,462	2,260
Prepaid expenses and other current assets	1,213	1,284
Assets of discontinued operations	9,624	—

Total current assets	24,956	9,516
Property and equipment, net	1,794	1,040
Intangibles, net	4,167	3,613
Investments and other assets	1,320	2,077

Total assets	$32,237	$16,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,384	$3,393
Accrued compensation	3,614	3,000
Other accrued liabilities	4,925	3,594
Liabilities of discontinued operations	1,461	—

Total current liabilities	14,384	9,987
Common stock warrants	5,023	1,307
Deferred compensation	—	74
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 30,089,144 and 30,679,176 shares issued and outstanding at December 31, 2005 and 2006, respectively	30	31
Additional paid-in capital	178,477	181,289
Accumulated deficit	(165,677)	(176,442)

Total stockholders’ equity	12,830	4,878

Total liabilities and stockholders’ equity	$32,237	$16,246

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Total
	Common Stock		Additional	Accumulated	Deferred		Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Compensation	Treasury Stock	Equity

Balance at December 31, 2003	24,183	$24	$171,875	$(114,379)	$(107)	$(2,092)	$55,321

Net loss and comprehensive loss	—	—	—	(37,619)	—	—	(37,619)
Stock options exercised	350	—	92	—	—	—	92
Compensation related to issuance of options and warrants	—	—	123	—	13	—	136
Treasury stock retired	—	—	(2,596)	—	—	2,596	—
Purchase of treasury stock	(191)	—	—	—	—	(504)	(504)
Deferred compensation on options forfeited	—	—	(94)	—	94	—	—

Balance at December 31, 2004	24,342	$24	$169,400	$(151,998)	$—	$—	$17,426

Net loss and comprehensive loss	—	—	—	(13,679)	—	—	(13,679)
Stock options exercised	112	—	116	—	—	—	116
Compensation expense	—	—	51	—	—	—	51
Sale of common stock	5,635	6	8,910	—	—	—	8,916

Balance at December 31, 2005	30,089	$30	$178,477	$(165,677)	$—	$—	$12,830

Net loss and comprehensive loss	—	—	—	(10,765)	—	—	(10,765)
Stock options exercised	86	—	108	—	—	—	108
Compensation expense	—	—	2,797	—	—	—	2,797
Sale of common stock	504	1	(93)	—	—	—	(92)

Balance at December 31, 2006	30,679	$31	$181,289	$(176,442)	$—	$—	$4,878

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(37,619)	$(13,679)	$(10,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,481	3,054	1,576
Reserve for uncollectible notes	—	—	695
(Gain) loss on divestitures, net	711	(609)	(524)
Compensation expense related to issuance of options, warrants and restricted stock	136	51	2,845
Goodwill impairment and other charges	15,810	26	—
Loss on sale of placement units and other fixed assets	139	107	47
Minority interests	584	(214)	—
Extinguishment of payroll tax liabilities	(117)	(182)	(891)
Interest expense on common stock warrants	—	(657)	(3,716)
Changes in operating assets and liabilities, net of effects from purchases and divestitures:
Accounts receivable	(248)	(354)	(407)
Inventories	(1,516)	(318)	112
Prepaid expenses and other current assets	1,132	(454)	(83)
Accounts payable	(675)	(337)	(1,409)
Accrued compensation	(33)	429	281
Other accrued liabilities	1,127	(1,581)	(1,364)

Net cash used in operating activities	(17,088)	(14,718)	(13,603)

Cash flows from investing activities:
Purchases of property and equipment	(456)	(423)	(158)
Purchases of intangibles	—	(330)	—
Partnership distributions to minority interests	(739)	—	—
Proceeds from divestitures	2,388	850	7,480
Other assets	315	—	—

Net cash provided by investing activities	1,508	97	7,322

Cash flows from financing activities:
Stock options and warrants exercised	92	116	108
Borrowings on line of credit	—	—	250
Payments on line of credit	—	—	(250)
Proceeds from sale of stock and warrants, net	—	14,596	(92)
Repurchase of treasury stock	(504)	—	—

Net cash provided by (used in) financing activities	(412)	14,712	16

Net increase/(decrease) in cash and cash equivalents	(15,992)	91	(6,265)
Cash and cash equivalents, beginning of year	23,977	7,985	8,108
Less: Cash of discontinued operations	(155)	32	(32)

Cash and cash equivalents, end of year	$7,830	$8,108	$1,811

Non cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$951	$532	$587
Transfer from property and equipment to inventory for sale of Cryocare Surgical Systems	—	—	470
Other supplemental information:
Interest paid	$8	$36	$19
Income taxes paid	$2	$22	$55

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)

1.	Organization and Operations of the Company

Endocare (“we” or “Endocare”) is a medical device company focused on developing, manufacturing and selling cryosurgical products with the potential to improve the treatment of cancer and other tumors. We were formed in 1990 as a research and development division of Medstone International, Inc. (“Medstone”), a manufacturer of shockwave lithotripsy equipment for the treatment of kidney stones. Following our incorporation under the laws of the state of Delaware in 1994, we became an independent, publicly-owned corporation upon Medstone’s distribution of our stock to the existing stockholders on January 1, 1996.

Through February 10, 2006 we also offered vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction through our wholly-owned subsidiary Timm Medical Technologies, Inc. (Timm Medical), which was sold to a third party effective February 2006 (see Note 7 — Dispositions and Discontinued Operations). The operating results of Timm Medical are included in discontinued operations.

2.	Recent Operating Results and Liquidity

Since inception, we have incurred losses from operations and have reported negative cash flows. Losses from continuing operations were $31.9 million, $14.8 million and $11.1 million for the three years ended December 31, 2006. Operating cash flow deficits were $17.1 million, $14.7 million and $13.6 million during this three year period. As of December 31, 2006, we had an accumulated deficit of $176.4 million and cash and cash equivalents of $1.8 million.

We do not expect to reach cash flow positive operations in 2007, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions. In addition to these continued investments, although we recently resolved the investigations by the Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) of our historical accounting and financial reporting (see 12 — “Commitments and Contingencies” — Government Investigations), we still have obligations to indemnify and advance the legal fees for our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our business financial condition, results of operations and liquidity. We also face large cash expenditures in the future related to past due state and local tax obligations primarily sales and use tax, which we estimate to be approximately $2.8 million and was accrued as of December 31, 2006. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.

We also intend to continue investing in our sales and marketing efforts to physicians in order to raise awareness and gain further acceptance of our technology. This investment is required in order to increase physicians’ usage of our technology in the treatment of prostate and renal cancers, lung and liver cancers and palliative intervention (treatment of pain associated with metastases). Such costs will be reported as current period charges under generally accepted accounting principles.

Since we do not currently have sufficient financial resources to fund our ongoing needs, we will require additional equity financing or borrowings in order to continue operations. Our funding sources include a $16 million common stock purchase agreement with Fusion Capital Fund II, LLC and our $4 million credit agreement with Silicon Valley Bank. The availability under both agreements is subject to many conditions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee that these capital resources will be available or will be sufficient.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As more fully described in Note 6 — “Private Placement of Common Stock and Warrants”, on October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) pursuant to which we have the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount. However we only have the right to sell $100,000 every fourth business day, with additional $150,000 increments available every third business day if the market price of our common stock is $1.50 or higher, subject to our ability to comply with certain on going requirements. This $150,000 increment can be further increased at graduated levels up to $1.0 million if the market price increases from $1.50 to $6.00. Fusion Capital’s obligation to buy shares from us is automatically suspended if the trading share price decreases below $1.00. We are also subject to certain on-going requirements, which include maintaining effectiveness of a registration statement filed in November 2006 covering the sale of the shares purchased by Fusion Capital, listing of the shares on the principal market on which they are traded, timely issuance of purchased shares and maintenance of trading prices at or above $1.00. Our inability to comply with these and other requirements (an event of default) will allow Fusion Capital to terminate the agreement. We sold $50,000 of shares to Fusion Capital in December 2006 and an additional $1.0 million through February 28, 2007. Although we are in compliance with these requirements at December 31, 2006, there is no assurance that we will continue to comply in future periods. In addition, the extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price of our common stock. Since we have authorized 8,000,000 shares for sale under the stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $16.0 million. Assuming a purchase price of $1.75 per share (the closing sale price of the common stock on February 28, 2007) and the purchase by Fusion Capital of the full 8,000,000 shares under the common stock purchase agreement, gross proceeds to us would be $14.0 million.

Under our credit facility with Silicon Valley Bank, we can borrow up to $4 million based on the amount of eligible inventory and trade receivables as defined under the credit agreement, but is ultimately subject to the good faith business judgment of the lender. The agreement contains restrictive covenants and subjective acceleration clauses that permit the lender to accelerate payment of all outstanding balances and/or cease to make further advances to us if an event of default occurs or if the lender determines in its judgment that a material adverse change has occurred. As more fully discussed in Note 13 — “Line of Credit”, our tangible net worth decreased below the required level at September 30, October 31 and November 30, 2006. In December 2006, the lender amended the credit facility to waive these defaults and to modify the minimum tangible net worth provision. In February 2007, we further amended the minimum net tangible net worth provision and extended the expiration date of the credit facility. Although we are in compliance with the modified covenants at December 31, 2006, there is no assurance that we will be able to comply with all the requirements in future periods, that we can obtain a waiver if another default occurs or that the lender will not exercise the subjective acceleration clause to terminate the agreement. We have no amounts outstanding under this line of credit at December 31, 2006 though we had $1.9 million in outstanding borrowings through February 28, 2007. As amended, the credit facility expires on February 27, 2008.

Our continuing losses, cash flow deficits, and our obligations, along with the contingencies in our funding sources, together raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We will use existing cash reserves, working capital through the sale of our products, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. We have reduced operating cash use over the past five years by streamlining our corporate structure, focusing resources on our core products and strategic initiatives, re-engineering our products to lower manufacturing costs, reducing use of consultants and professional services and delaying or eliminating non-essential spending. We have also instituted additional equity incentive programs to reduce cash compensation outlays.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We may borrow funds under our line of credit with our bank for short term needs as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions. We believe that the financing with Fusion Capital and our line of credit with our bank should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows. We will continue to endeavor to reduce expenses, defer or eliminate lower priority research, clinical and marketing activities to conserve cash and garner manufacturing efficiencies through product re-engineering and sourcing our product components to overseas or to lower cost suppliers. However, our cash needs are not entirely predictable and the availability of funds from Fusion Capital and our bank are subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Even if we are able to access the full $16.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. In addition, if financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we may need to secure another source of funding in order to satisfy our working capital needs. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, financial condition, results of operations and cash flows.

In assessing whether to enter into the Fusion Capital financing and renew the bank line of credit, we considered these factors in light of our circumstances and likely cash requirements. After comparing the Fusion Capital financing and bank line of credit to other financing alternatives potentially available to us, we made a business decision that the Fusion Capital financing and bank line of credit represented the best financing alternatives then available to us.

We continue to believe that the Fusion Capital financing and bank line of credit should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows. However, primarily because of the subjective acceleration clauses and other conditions referred to above that may limit our access to these funding sources, the audit report of our independent auditors contained in this Annual Report on Form 10-K contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern. This opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the parent and all majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Income

Statement of Financial Accounting Standard, or SFAS, No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for Endocare, is the same as the net loss reflected in the consolidated statements of stockholders’ equity.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include: determination of allowances for uncollectible accounts and notes receivable and sales returns, warranty obligations, reserves for excess and obsolete inventory, valuation allowances for investments and deferred tax assets, impairment of long-lived and intangible assets, determination of stock-based compensation to employees and consultants, valuation of the warrants and reserves for litigation and other legal and regulatory matters, among others.

Revenue Recognition

Revenues from sales of Cryocare Surgical Systems and cryoablation disposable products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. We also contract with medical facilities to provide cryoablation disposable products and services for which we charge a per-procedure fee. The cryoablation services provided generally consist of rental and transport of a Cryocare Surgical System, as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment and include the necessary disposable products and supplies. The medical facilities are billed for procedures performed using Cryocare Surgical Systems owned either by us or by third parties who perform the service component of the procedure. We receive procedure fee revenue from the medical facility and, where a third-party service provider is involved, pay a fee to the service provider. The fee billed to the medical facility is recorded as revenue in the period when the procedure is performed. Cost of revenues includes the cost of the necessary disposable products and supplies and, if applicable, third party service provider fees which are recorded at the time of the procedure. Cost of revenues also includes depreciation related to Endocare-owned Cryocare Surgical Systems over an estimated useful life of three years.

We have continued to experience year over year growth in cryosurgical disposable product sales and procedure fee revenues. In the past two years, we have placed increasing emphasis on direct sale of our products rather than procedure fee revenues. As a result of the shift in revenue mix from cryoablation procedure fees to sales of cryoablation disposable products, which have a lower average selling price and cost of sales per procedure, we have experienced an increase in gross margins as a percentage of revenues although the gross profit dollars per case generally are the same. Our gross margin has also increased due to reconfiguration of our products to reduce manufacturing costs, sourcing products and components to lower cost suppliers. We have also reduced operating expenses through streamlining our corporate organization, elimination or deferral of some longer-term research, development, clinical and marketing activities, and in general better control of our operating expenses.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and the related cost of revenues from continuing operations consist of the following for the three years ended December 31, 2006:

	Year Ended December 31,
	2004	2005	2006

Revenues:
Product sales:
Cryoablation disposable products	$4,584	$6,790	$13,948
Cryocare Surgical Systems	1,403	743	1,096
Other (Urohealth)	49	72	44

	6,036	7,605	15,088
Cryoablation procedure fees	17,516	19,780	12,298
Cardiac royalties (CryoCath)	629	889	604

	$24,181	$28,274	$27,990

Cost of revenues:
Cryoablation disposable products and procedure fees	$13,330	$15,278	$11,541
Cryocare Surgical Systems	255	460	802

	$13,585	$15,738	$12,343

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

We provide customary sales incentives to customers and distributors in the ordinary course of business. These arrangements include volume discounts, equipment upgrades and rent-to-own programs. These transactions are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when applicable. We defer the recognition of certain Cryocare Surgical System revenues where we have continuing performance obligations. Deferred revenues are adjusted in future periods when remaining obligations have been met. Deferred revenue as of December 31, 2004, 2005, and 2006 is not significant and were included in other accrued liabilities. From time to time, we may agree to provide equipment upgrades for free or at significant discounts to select customers who purchased Cryocare Surgical Systems in the prior years. These offers to upgrade are at our discretion and intended to facilitate the delivery of our latest cryoablation technology into the market place. The loss on equipment provided for upgrades is expensed at the earlier of the commitment or shipment date. In 2006, we recorded net expense of $525,000 for the cost of 18 Cryocare Surgical Systems provided to customers as free or discounted upgrades pursuant to commitments made in the current year. We have has also reduced the selling price of Cryocare Surgical Systems to at or near cost to promote the use of cryoablation as a preferred treatment option. These initiatives have decreased the gross margin on sale of Cryocare Surgical Systems.

No customer accounted for more than 10 percent of total revenues in 2004 or 2005. In 2006 one customer accounted for 28.8 percent of total revenues. This customer accounted for 45.7 percent of our accounts receivable balance as of December 31, 2006. We derived 91.9 percent, 93.1 percent and 94.2 percent of revenues from sales in the United States during this three-year period.

We routinely assess the financial strength of our customers and believe that our accounts receivable credit risk exposure is limited. Accounts receivable are carried at original invoice amount less an estimate for doubtful

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts and sales returns based on a periodic review of outstanding receivables. International shipments are billed and collected by Endocare in U.S. dollars. Allowances are provided for known and anticipated credit losses as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.

The following is a summary of inventory (excluding assets of discontinued operations):

	December 31,
	2005	2006
	(In thousands)

Raw materials	$1,646	$1,750
Work in process	275	300
Finished goods	911	778

Total inventories	2,832	2,828
Less inventory reserve	(370)	(568)

Inventories, net	$2,462	$2,260

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term. Cryosurgical equipment placed at customer sites for use with our disposable cryoprobes is depreciated into cost of revenues over estimated useful lives of three years. Repair and maintenance costs are expensed as incurred. Depreciation expense from continuing operations was $2.0 million, $1.7 million and $1.0 million in 2004, 2005 and 2006, respectively.

The following is a summary of property and equipment (excluding assets of discontinued operations):

	December 31,
	2005	2006
	(In thousands)

Equipment and computers	$1,697	$1,825
Cryosurgical systems placed at customer sites	5,746	5,019
Furniture and fixtures	905	908
Leasehold improvements	321	321

Total property and equipment, at cost	8,669	8,073
Accumulated depreciation and amortization	(6,875)	(7,033)

Property and equipment, net	$1,794	$1,040

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets, Goodwill and Intangible Assets Subject to Amortization

We acquire goodwill and amortizable intangible assets in business combinations and asset purchases. The excess of the purchase price over the fair value of net assets acquired are allocated to goodwill and identifiable intangibles. We do not amortize goodwill which is consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets as more fully described in Note 5 “Impairment of Goodwill and Other Intangible Assets.” Goodwill and indefinite lived assets are reviewed annually for impairment and on an interim basis if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets that are deemed to have finite useful lives are recorded at cost and amortized using the straight-line method over their estimated useful lives, as follows:

Trade names (discontinued operations)	15 years
Domain names	5 years
Covenants not to compete	3 to 5 years
Developed technology (discontinued operations)	15 years
Patents	3 to 15 years

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We consider assets to be impaired and write them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts. Fair value is based upon the present value of the associated cash flows. Changes in circumstances (for example, changes in laws or regulations, technological advances or changes in our strategies) may also reduce the useful lives from initial estimates. Changes in the planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements. In such circumstances, we will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life. There were no changes in estimated useful lives during 2004, 2005 and 2006. In the third quarter of 2004, we recorded a $9.9 million impairment charge relating to the mobile prostate treatment partnerships (included in continuing operations) and an impairment charge of $5.9 million related to Timm Medical (included in discontinued operations) (see Notes 5 — “Impairment of Goodwill and other Intangible Assets” and Note 7 — “Dispositions and Discontinued Operations”). No impairment charge was recorded in 2005 or 2006.

Amortization expense for each of the years ending December 31 will consist of the following amounts:

2007	$489
2008	483
2009	483
2010	483
2011	483
Thereafter	1,192

$3,613

Amortization expense from continuing operations totaled $0.7 million, $0.6 million and $0.6 million in 2004, 2005 and 2006, respectively.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of intangible assets (excluding discontinued operations):

	December 31,
	2005	2006
	(In thousands)

Domain name	$435	$435
Covenant not to compete	352	352
Patents	6,205	6,205

Total intangibles	6,992	6,992
Accumulated amortization	(2,825)	(3,379)

Intangibles, net	$4,167	$3,613

Investments

We hold other investments which primarily consist of strategic investments of less than 20 percent equity interest in certain companies acquired in conjunction with various strategic alliances. These represent minority interests in start-up technology companies. We do not have the ability to exercise significant influence over the financial or operational policies or administration of any of these companies; therefore, they are accounted for under the cost method. Realized gains and losses are recorded when related investments are sold. Investments in privately-held companies are regularly assessed for impairment through review of operations and indicators of continued viability, including operating performance, financing status, liquidity prospects and cash flow forecasts. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other-than-temporary. These investments are included in investments and other assets.

Product Warranties

Certain of our products are covered by warranties against defects in material and workmanship for periods up to two years after the sale date. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. Our warranty costs and liability (included in other accrued liabilities) were not significant for 2004, 2005 or 2006.

Research and Development

Research and development activities are performed primarily in-house. Expenditures primarily include personnel, clinical studies, and material expenses incurred to design, create, and test prototypes. These expenditures are charged to operations as incurred until technological feasibility has been established. Costs to maintain patents are included in general and administrative expenses.

Advertising

Advertising costs are included in selling and marketing expenses as incurred and totaled $0.5 million, $0.3 million and $0.3 million for 2004, 2005 and 2006, respectively.

Shipping and Handling Costs

We incurred shipping and handling costs in the normal course of business. All shipping and handling costs related to our products are charged to cost of sales as incurred.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

We have $0.2 million in restricted cash on a certificate of deposit which collateralizes the outstanding premium balance on our directors’ and officers’ liability insurance policy. The required deposits steps down ratably throughout the remaining policy period. The policy period ends April, 2007. We classify this restricted cash in prepaids and other current assets since the premiums due are included in current liabilities.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, primarily consist of cash and cash equivalents, and accounts receivable and notes receivable. We may be exposed from time to time to credit risk with our bank deposits in excess of the FDIC insurance limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Our receivables are derived primarily from sales of Cryocare Surgical Systems and cryoablation disposable products to medical facilities, medical groups and urologists. Cryoablation procedure fees are generated from medical facilities. We have one customer that accounted for 28.8 percent of our revenues for the year ended December 31, 2006. This same customer accounted for 39.8 percent of our fourth quarter 2006 revenues. Our accounts receivable as of December 31, 2006 consisted of 45.7 percent of receivables from this customer. We have no history of past due receivables from this customer. We perform ongoing credit evaluations of our customers and generally do not require collateral. Reserves are maintained for potential credit losses. There are no significant concentrations of credit risk with respect to trade receivables except for the customer referenced above.

We also have a note receivable from the sale of a Timm Medical product line in 2003 and from the divestiture of Timm Medical in 2006, which is secured. We also have a secured note receivable from a shareholder consultant to Endocare. These are included in investments and other assets. We evaluate the creditworthiness of the debtors periodically and provide allowances for uncollectible amounts. In the fourth quarter of 2006, we recorded a $0.4 million charge to write off the shareholder note and reduced the carrying value of the note from the sale of Timm Medical by $0.3 million. See Note 7 — “Dispositions and Discontinued Operations” and Note 14 — “Related Party Transactions”, for further discussion.

Fair Value of Financial Instruments

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our invested cash without significantly increasing the risk of loss. Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities and common stock warrants. The carrying amounts of current assets and liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization. The interest rates on the notes receivable related to Timm Medical generally approximate market rates for secured obligations of similar terms and maturity. The fair value of minority investments cannot be estimated since the investees are privately held early stage companies. The common stock warrants are recorded at fair value, which is adjusted each quarter using a modified Black-Scholes pricing model.

Risks and Uncertainties

Our profitability depends in large part on increasing our revenue base and effectively managing costs of sales, customer acquisition costs and administrative overhead. We continually review our pricing and cost structure in an effort to select the optimal revenue and distribution models. Several factors could adversely affect revenues and costs, such as changes in health care practices, payer reimbursement, inflation, new technologies, competition and

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product liability litigation, which are beyond our control and could adversely affect our ability to accurately predict revenues and effectively control costs. Many purchasers of our products and services rely upon reimbursement from third-party payers, including Medicare, Medicaid and other government or private organizations. These factors could have a material adverse effect on our financial condition, results of operations or cash flows.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current presentation.

Off-Balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, and employment contracts, we do not have any off-balance sheet financing arrangements or liabilities. In addition, our policy is not to enter into derivative instruments, futures or forward contracts. Our business is transacted solely in U.S. dollars and, while future fluctuations of the U.S. dollar may affect the price competitiveness of our products, there is no known significant direct foreign currency exchange rate risk. Finally, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Other Accrued Liabilities

Other accrued liabilities as of December 31, 2005 and 2006 includes $3.4 million and $2.8 million in state and local taxes, primarily sales and use taxes in various jurisdictions in the United States.

Capital Stock and Earnings Per Share

In February 2004, we retired 326,222 of our common shares held in treasury, including 120,022 shares purchased from BioLife Solutions, Inc. (“BioLife”) for approximately $0.5 million, in connection with settlement of our litigation with BioLife which was concluded in February 2004.

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding during the respective periods presented. For periods when we reported a net loss from continuing operations, these potentially dilutive common shares were excluded from the diluted income or loss per share calculation because they were anti-dilutive.

Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

Stock-Based Compensation

As of December 31, 2006, we have five stock-based employee compensation plans and one non-employee director stock-based compensation plan. Prior to January 1, 2006, we accounted for stock-based compensation for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock Based

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation. Compensation expense recorded under APB 25 has not been significant since we generally grant options with an exercise price equal to the fair value of our common stock on the date of grant.

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

b. While we continue to use historical volatility (based on daily trading prices) to estimate the fair value of options granted, we have increased the period over which volatility is measured from three years to 6.25 years. We have excluded the period from October 24, 2002 to January 16, 2003 (inclusive) during which our common stock experienced unusually high volatility as a result of announcement of our failure to file the September 30, 2002 Form 10-Q, temporary suspension of trading, delisting of our shares from NASDAQ, and an investigation commenced by the SEC. These changes resulted in a net decrease in volatility from previous estimates. Average volatility for options granted in 2004, 2005 and during the year ended December 31, 2006 was approximately 89.0 percent, 90.3 percent and 69.5 percent, respectively. We did not incorporate implied volatility since there are no actively traded option contracts on our common stock and sufficient data for an accurate measure of implied volatility were not available.

c. Prior to January 1, 2006, we accounted for forfeitures as they occurred. Compensation expense related to unvested forfeited options was reversed in the period the employee was terminated. Upon adoption of SFAS No. 123R, we have estimated an average forfeiture rate of approximately 25.0 percent based on historical experience from 2001 through December 31, 2006. Stock-based compensation expense recorded in the 2006 periods is net of expected forfeitures. We will periodically assess the forfeiture rate. Changes in estimates will be recorded in the period of adjustment, if any.

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

As a result of adopting SFAS No. 123R, our loss from continuing operations and net loss for the year ended December 31, 2006 was $2.6 million ($0.09 per basic and diluted share) greater than if we had continued to account for stock-based compensation under APB 25 and its related interpretations. Of the $2.6 million recorded during the year ended December 31, 2006 $56,000, was expensed as cost of goods sold, $0.1 million was included in research

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and development expenses, $0.6 million in selling and marketing expenses and $1.8 million in general and administration expenses. As of December 31, 2006, there was $3.4 million (net of estimated forfeitures) of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be amortized on a straight-line basis over a weighted average period of 1.2 years less any stock options forfeited prior to vesting. As of December 31, 2006, stock compensation cost capitalized as inventory was insignificant.

Prior to January 1, 2006, we accounted for stock-based employee compensation plans in accordance with APB 25 and followed the pro forma disclosure requirements set forth in SFAS No. 123. The following table illustrates the effect on net loss and loss per share for the years ended December 31, 2004 and 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The amounts in the table below include stock-based compensation expense related to Timm Medical which was not significant (dollars in thousands, except per share amounts):

	December 31,	December 31,
	2004	2005

Net loss, as reported(a)	$(37,619)	$(13,679)
Add: Stock-based employee compensation expense included in reported net loss for all awards(b)	136	43
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,875)	(3,696)

Net loss, as adjusted	$(41,358)	$(17,332)

Basic and diluted loss per share:
As reported	$(1.55)	$(0.47)
As adjusted	$(1.70)	$(0.60)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2005	2006

Stock volatility	0.89	0.90	0.70
Risk-free interest rate	3.6%	4.0%	4.6%
Expected life in years	5 years	5 years	6.25 years
Stock dividend yield	—	—	—

(a)	In the past, we had issued stock options and warrants to consultants for services performed. Compensation expense for the fair value of these options was determined by the Black-Scholes option-pricing model and was charged to operations over the service period or as performance goals were achieved. Such expense was included in net loss as reported.

(b)	Since we issue options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense was recorded for options issued to employees. The recorded expense generally related to compensation charges upon modification of vesting terms, cashless exercises, and other non-routine transactions.

Weighted average expected volatility for stock options granted in 2004 and 2005 was based on daily trading prices from April 2003 and an expected term of five years. The risk free interest rate reflects the yield on zero coupon U.S. treasuries at the date of grant, based on the median time the options are expected to be outstanding. No expected dividend yield is used because we have not historically paid dividends and do not intend to pay dividends in the foreseeable future.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations.

FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to addresses an issuer’s accounting for a registration payment arrangement. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continue to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. As more fully described under Note 6 — “Private Placement of Common Stock and Warrants”, we issued warrants in conjunction with common shares in a March 2005 private placement. Under a related registration rights agreement, we were required to file a registration statement to cover the resale of the shares and the shares underlying the warrants within 30 days of closing and to have the registration statement declared effective within 90 days of closing. We were subject to liquidation damages when the filing and the effectiveness date occurred after the required time period and incurred penalties of $0.6 million in 2005. The registration obligation remains outstanding until the warrants are exercised or expired and additional liquidation damages may be incurred if the effectiveness of the registration statement lapses. We currently accounts for the registration payment arrangement and warrants as one instrument classified as a derivative (a non-current liability) under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Upon adoption of this FSP on January 1, 2007, the warrants will be reclassified to equity without regard to the contingent obligation to transfer consideration under the registration payment arrangement. The amount that would have been recognized for the warrants at the original issuance date ($5.7 million) will be reclassified to equity. The difference between the $5.7 million and the carrying value of the warrant liability as of December 31, 2006 ($1.3 million) will be recorded as a cumulative-effect adjustment to reduce opening retained earnings on January 1, 2007. Thereafter, accruals for liquidated damages, if any, will be recorded when they are probable and reasonably estimable.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

5.	Impairment of Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized but instead are reviewed annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Goodwill is tested for impairment by comparing its fair value to its carrying value under a two-step process. The first step requires us to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. Our management is primarily responsible for estimating fair value for impairment purposes. Management may consider a number of factors, including valuations or appraisals, when estimating fair value. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we then

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equaled to the difference.

In accordance with SFAS No. 142, we completed our annual goodwill impairment test on October 1, 2004 and 2005 for all of our reporting units. We assessed the fair values of each reporting unit based on a weighted combination of (i) the guideline company method that utilizes revenue multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital which considers the cost of equity and cost of debt financing expected by a typical market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. We then determined the “implied fair value” of the goodwill and amortizable intangibles. Based on this analysis, we recorded:

a) A third quarter of 2004 impairment charge of $5.9 million to reduce the carrying value of Timm Medical’s goodwill ($3.1 million) and developed technology ($2.1 million) to fair value and an additional charge of approximately $0.7 million for the estimated cost to sell Timm Medical. The charge is included in the net loss from discontinued operations. The interim impairment analysis in the third quarter of 2004 was required based on our decision to actively market Timm Medical to potential buyers in July 2004, as well as declining revenues, turnover in sales force, and below average growth as compared to general industry trends. Based on the purchase price received by us from the sale of Timm Medical completed in February 2006 (see Note 7 — “Dispositions and Discontinued Operations”), there was no further impairment as of December 31, 2005.

b) A third quarter of 2004 impairment charge of $9.9 million to write-off the carrying value of goodwill ($9.8 million) and covenant not to compete ($0.1 million) with respect to the pending divestiture of the mobile prostate treatment businesses (the Partnerships). We originally acquired the Partnerships in September 2002. The goodwill primarily related to the distribution network provided by the Partnerships, which allowed us to further penetrate desired markets. Since investors in the mobile treatment businesses are comprised of urologists, the Partnerships facilitated the continued promotion of cryosurgery as the preferred treatment for prostate cancer. In addition, upon our purchase of the Partnerships, the seller (USMD) exited the cryosurgical operations and terminated its exclusive distribution agreement with us, allowing us to access a previously restricted market. After we sold the Partnerships in December 2004, we still expected to, and did, retain access to the service and distribution network through our existing contracts and continue to benefit from the strategic value of a non-exclusive distribution arrangement with the buyer. However, since this economic benefit could not be quantified with reasonable accuracy, we recorded the $9.9 million charge to write off the excess of the carrying value of the Partnerships’ net assets over the preliminary purchase offer, less selling costs. See Note 7 — “Dispositions and Discontinued Operations” for the loss recorded upon final sale in the fourth quarter of 2004.

As of December 31, 2006, after Timm Medical was sold in February 2006, there was no remaining goodwill or indefinite life intangibles.

6.	Private Placement of Common Stock and Warrants

Fusion Capital Equity Purchase Agreement

On October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) pursuant to which we have the right to sell to Fusion Capital up to $16.0 million worth of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale, without any fixed discount. Common stock may be sold in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price of our common stock is $1.50 or higher. This $150,000 increment can be further increased at graduated levels up to $1.0 million if

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the market price increases from $1.50 to $6.00. If the price of the stock is below $1.00 per share, the obligation for Fusion Capital to buy any shares of stock is automatically suspended. Under the terms of the agreement, we issued 437,957 shares of common stock to Fusion Capital for no consideration as a commitment fee.

Under a related registration rights agreement, before Fusion Capital is obligated to purchase shares, we were required to file a registration statement covering the sale of up to 8,473,957 common shares within 20 days of signing the agreement. The Form S-1 was filed in November 2006 and declare effective on December 1, 2006. We are required to maintain effectiveness of the registration statement until the earlier of the date that Fusion Capital may sell the shares without restriction pursuant to Rule 144(k) or the date that Fusion Capital has sold all purchased shares and no available unpurchased shares remain under the agreement. Upon occurrence of certain events of default as defined, including lapse of effectiveness of the registration statement for 10 or more consecutive business days or for 30 or more business days within a 365-day period, suspension of trading for 3 business days, delisting of the shares from the principal market on which they are traded, failure by our stock transfer agent to issue shares within 5 business days, or other material breaches, Fusion Capital may terminate the stock purchase agreement. We have the right to terminate the agreement at any time.

In December 2006, we sold 30,242 shares for $50,000. Through February 28, 2007, we sold an additional 536,736 shares for $1.0 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement.

March 2005 Private Placement

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

The warrants have an anti-dilution clause that is triggered upon issuance of a certain number of shares of our common stock that reduces the effective exercise price of the warrants to preserve the ownership of the warrant holders. As a result of the issuance of 504,199 shares to Fusion capital in 2006, described above, the exercise price of the Series A Warrants decreased to $3.46 to effectively provide holders an additional 24,967 shares. The Series B Warrants exercise price decreased to $3.95 to effectively provide the holders another 22,802 shares. Additionally, through February 28, 2007 we issued an additional 536,736 shares to Fusion Capital, which decreased the Series A Warrant exercise price to $3.41 to effectively provide holders an additional 25,607 shares and the Series B Warrant exercise price decreased to $3.90 effectively providing the Series B Warrant holders an additional 29,255 shares.

The warrants initially are exercisable at any time until March 11, 2010 for cash only. The warrants may be exercised on a cashless exercise basis in limited circumstances after the first anniversary of the closing date if there is not an effective registration statement covering the resale of the shares underlying the warrants. Each warrant is callable by us at a price of $0.01 per share underlying such warrant if our stock trades above certain dollar thresholds ($6.50 for the Series A warrants and $7.50 for Series B warrants) for 20 consecutive days commencing on any date after the effectiveness of the registration statement, provided that (a) we provide 30-day advanced written notice (Notice Period), (b) we simultaneously call all warrants on the same terms and (c) all common shares issuable are registered. Holders may exercise their warrants during the Notice Period and warrants which remain unexercised will be redeemed at $0.01 per share.

Upon exercise we will pay transaction fees equal to six percent of the warrant proceeds under an existing capital advisory agreement.

Pursuant to the terms of the registration rights agreement, we filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the common stock underlying the issued warrants. The S-2 registration statement was declared effective September 28, 2005. We subsequently filed a post effective amendment on Form S-3, which was declared effective on March 28, 2006. As a result of the delay in obtaining effectiveness of the original registration statement the warrant expiration date was extended to May 1, 2010, pursuant to the terms of the warrants.

The registration rights agreement further provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, we will be required to pay each holder an amount in cash, as liquidated damages, equal to one percent per month of the aggregate purchase price paid by such holder. We incurred $0.6 million of total liquidated damages through September 28, 2005, when the S-2 registration statement was declared effective. Liquidated damages are included in general and administrative expenses. We could incur similar liquidated damages in the future if holders are unable to make sales of their shares under the registration agreement if, for example, we fail to keep the registration statement effective as required by SEC rules or if future amendments to the registration statement are not declared effective in a timely manner.

Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares, the warrants have been classified as a liability until the earlier of the date the warrants are exercised in full or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, we have allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that we revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. We determined the fair value of the warrants as follows as of December 31, 2006:

•	First, the Black-Scholes option-pricing model was used with the following assumptions: an expected life equal to the remaining contractual term of the warrants (3.25 years); no dividends; a risk free rate of 4.73 percent, which equals the yield on Treasury bonds at constant (or fixed) maturity equal to the remaining contractual term of the warrants; and volatility of 53.53 percent. Under these assumptions, the Black-Scholes option-pricing model yielded a value of $0.38 for each of the Series A warrants and $0.32 for each of the Series B warrants, for an aggregate value of $1.4 million;

•	Second, since the warrants are limited in the amount of realizable profit to the holders as a result of the call provision described above, we reduced the value of the warrants to account for the probability that the stock price will reach or exceed $6.50 and $7.50, respectively ( i.e., the prices above which we have the right to call the Series A and Series B warrants, effectively compelling the holders to exercise their warrants). We used a statistical formula to calculate the probability that our stock price will reach or exceed $6.50 and $7.50, respectively. Based on this formula, we calculated that, for the Series A warrants, the probability that the stock price of $6.50 will be reached or exceeded is approximately 0.28 percent. Similarly, we calculated that, for the Series B warrants, the probability that the stock price of $7.50 will be reached or exceeded is approximately 0.04 percent. Based on these probabilities, the valuation of each of the Series A warrants is calculated at $0.38 (which equals one minus 0.28 percent, multiplied by $0.38) and the valuation of each of the Series B warrants is calculated at $0.32 (which equals one minus 0.04 percent, multiplied by $0.32). This yields an aggregate value of the warrants equal to $1.4 million; and

•	Third, we further reduced the value of the warrants on the assumption that our stock price on the day that the warrants are exercised will be affected by dilution as a result of the additional stock introduced into the market. Given that there are approximately 30.7 million shares outstanding, we calculated that the exercise of the warrants will result in dilution of approximately 6.2 percent. Using the dilution figure of 6.2 percent, we reduced the value of each of the Series A warrants to $0.36 and the Series B warrants to $0.31. This yields an aggregate value of the warrants equal to $1.3 million.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of this fair value calculation, we recorded negative interest expense of $3.7 million for the year ended December 31, 2006 (as compared to a reduction of $0.7 million in 2005), which represents the change in the fair value of the warrants from December 31, 2005. The decrease in the warranty liability is primarily a result of the decrease in the share price from $2.74 at December 31, 2005 to $1.77 at December 31, 2006, decrease in the overall volatility of our common shares and the continual lapse of the remaining contractual term. The $3.7 million includes a $0.8 million benefit ($0.03 per basic and diluted share) benefit from the reduction in the fair value of the warrants as previously calculated at December 31, 2005 due to changes in the methodology we used to measure volatility in conjunction with the adoption of SFAS No. 123R, Share Based Payment as further discussed in Note 3 — “Summary of Significant Accounting Policies” — Stock-Based Compensation above. This reduction was a change in estimate and was recorded in 2006 first quarter operations.

Under EITF 00-19, the warrant liability will not be classified into stockholders’ equity until the earlier of the warrant exercise or expiration date. Until that time, the warrant liability is recorded at fair value based on the methodology described above. We do not expect that the warrants will be exercised within the next 12 months based on the current trading prices of our common stock and has classified the warrants as a non-current liability at December 31, 2005 and 2006. Changes in fair value during each period is recorded as interest expense. As discussed in Note 4 — “Recent Accounting Pronouncements”, upon the adoption of FSP No. 00-19-2, Accounting for Registration Payment Arrangements, on January 1, 2007, the warrant liability will be reclassified to stockholders’ equity.

One current member and one former member of our management team made personal investments totaling $0.7 million in the aggregate, and a member of the board of directors invested $0.3 million in the 2005 private placement.

7.	Dispositions and Discontinued Operations

Timm Medical — 2005

We acquired Timm Medical in February 2002. During 2003 certain non-core product lines of Timm Medical were divested (see below). In July 2004, we began to actively market Timm Medical for sale in conjunction with a fund-raising initiative. We reported Timm Medical as an asset held for sale effective July 2004 and recorded an impairment charge totaling $5.9 million to reduce the carrying value of Timm Medical to fair value, less costs to sell. Following the completion of the $15.6 million private placement in March 2005 (see Note 6 — “Private Placement of Common Stock and Warrants”) we reclassified Timm Medical as held and used in the first quarter of 2005 as we were no longer seeking a buyer and had ceased all marketing efforts. As a result of this change in plan, included in net income from discontinued operations for the year ended December 31, 2005 is $0.4 million in depreciation and amortization expense for fixed assets and intangibles for the period from July 31, 2004 to March 31, 2005 and $0.6 million income as a result of the elimination of the estimated costs to sell, which were previously reported as a component of the 2004 impairment charge.

In late 2005 we received substantive expression of interest from Plethora Solutions Holdings plc (Plethora), a company listed on the London Stock Exchange, to acquire Timm Medical and the parties entered into a Stock Purchase Agreement on January 13, 2006. The transaction closed on February 10, 2006. We have not received significant direct cash flows from Timm Medical and have not had significant continuing involvement in its operations since the sale. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Timm Medical were classified as discontinued operations in the consolidated financial statements for each year presented. The assets and liabilities of Timm Medical as of December 31, 2005 were classified as current. Sale proceeds (net of $0.6 million of transaction costs) totaled $8.9 million which resulted in a gain on sale of $0.5 million recorded in the first quarter of 2006. The gross proceeds of $9.5 million included cash of $8.1 million and a two-year, five percent promissory note secured by the assets of Timm Medical for $1.4 million. The note is convertible into Plethora’s ordinary shares at any time. If Plethora’s shares trade above a specified amount for 20 consecutive days, Plethora has the option to require conversion. We are currently in negotiations with Plethora to accelerate the payment of the note by no later than June of 2007 for a lump

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sum reduced amount. The final settlement is subject to approval by the Board of Directors. Based on these negotiations we have reserved $0.3 million of the note balance in the fourth quarter of 2006. Net cash proceeds from the divestiture were $7.5 million (after $0.6 million in transaction costs and $0.04 million in cash of Timm Medical as of the disposition date).

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

Assets and liabilities of discontinued operations as of February 10, 2006 and December 31, 2005 included the following:

	Feb 10,	Dec 31,
	2006	2005

Assets:
Cash, inventories and other current assets	$1,041	$1,216
Property and equipment, net	71	75
Goodwill, net	4,552	4,552
Intangibles, net	3,680	3,716
Other assets	65	65

Total assets	$9,409	$9,624

Liabilities:
Accounts payable and other current liabilities	502	$942
Other accrued liabilities	486	519

Total liabilities	988	1,461

Net assets	$8,421	$8,163

Revenues for Timm Medical were $8.5 million, $9.3 million and $1.0 million in 2004, 2005 and 2006, respectively. The operations of Timm Medical are classified as discontinued operations as a result of the sale of Timm Medical in 2006. The 2004 loss from Timm Medical included a $5.9 million impairment charge to write down goodwill and intangible assets. Income from discontinued operations for the year ended December 31, 2006 includes a $0.5 million gain on disposal and is net of $0.2 million in taxes.

Cryosurgical Products for Cardiac Applications

On April 14, 2003, we sold our cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath Technologies, Inc. (CryoCath) for $10.0 million. CryoCath was the exclusive distributor for cryoprobes and consoles in connection with the SurgiFrosttm system, a cryoablation system designed to treat cardiac arrhythmias. We transferred all of our manufacturing assets and inventory related to the cardiac product line to CryoCath, including technical know-how, vendor lists, production equipment and inventory. In addition, CryoCath received an exclusive worldwide perpetual license for cardiac uses to our proprietary argon gas based technology associated with the product and makes payments to us under a nine-year descending royalty stream based on net sales of products incorporating the licensed technology. We also agreed to a 12-year worldwide covenant not to compete in the cardiac field. Upon the consummation of the sale, we terminated our pre-existing

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution agreement with CryoCath. We are required to attend quarterly and annual technical update meetings through 2014. Since the technology was internally developed and the tangible assets sold had minimal value, the sale resulted in a 2003 second quarter gain of $10.0 million. The royalty stream decreases from 10 percent to 3 percent of net sales from the SurgiFrosttm system during the period 2004 to 2012. The royalty payments are recorded in the periods earned. We have collected $7.5 million of the total sale proceeds in 2003 and the remaining $2.5 million in January 2004. Royalty income was $0.6 million, $0.9 million and $0.6 million in 2004, 2005 and 2006, respectively.

Urinary Incontinence and Urodynamics

On October 15, 2003, Timm Medical agreed to sell the manufacturing assets related to its urodynamics and urinary incontinence product lines to SRS Medical Corp. (“SRS”) for a $2.7 million note. These assets include certain patents and trademarks related to the urodynamics and urinary incontinence products, inventory, customer lists and technical know-how. The note bears interest at 7.5 percent and is secured by the assets sold. As amended in March 2004, the note requires quarterly payments of $45,000 beginning March 31, 2004, increasing to $60,000 for the quarter ended December 31, 2005. Amounts which remain outstanding at December 31, 2005 are payable at least $60,000 per quarter until the outstanding principal and accrued interest are paid in full. The carrying values of the urodynamics and urinary incontinence-related assets were $1.3 million on the date of sale. Management concluded that collection of the note from SRS was not reasonably assured. As a result, a loss of $1.3 million was recorded in the fourth quarter of 2003 equal to the carrying value of the assets sold and collections on the note, if any, will be reported as gain in the period received. Collections during 2004, 2005 and 2006 were $0.2 million and $0.3 million and $0.2 million respectively and have been applied to accrued interest. As of December 31, 2005 the note was transferred from Timm Medical to Endocare prior to the sale of Timm Medical.

The combined revenues, costs of revenues and gross profit related to the divested product lines were $5.4 million, $2.3 million and $3.1 million, respectively, for 2004 and are included in income (loss) from discontinued operations.

Incremental selling, general and administrative expenses attributable to these product lines were not significant.

Mobile Prostate Treatment Businesses (Partnerships)

On December 30, 2004, we entered into a Partnership Interest Purchase Agreement (the “Purchase Agreement”) with Advanced Medical Partners, Inc. (“AMPI”), a customer of and third-party service provider to us. Pursuant to the Purchase Agreement, we agreed to sell to AMPI our interests in nine partnerships and our minority investment in U.S. Therapies, LLC (a national urology services company) acquired in June 2001 for $0.9 million. As a result of the sale, we recorded a loss on divestiture of $0.7 million in the 2004 fourth quarter. The loss comprises $0.9 million in proceeds less selling costs of approximately $63,000 and $1.5 million of the net tangible assets sold. The proceeds were received in February 2005. After the sale, we continue to pay the Partnerships, similar to other service providers, the contracted fee for mobile support services. As such, the Partnerships are not presented as discontinued operations. The remaining mobile treatment businesses retained by us have ceased operations or are pending dissolution.

8.	Stock-Based Compensation Plans

As of December 31, 2006, we have five stock-based employee compensation plans and one non-employee director stock-based compensation plan.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize our option activities:

	Year Ended December 31,
	2004		2005		2006
		Weighted-Average		Weighted-Average		Weighted-Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Options	Per Option	Options	Per Option	Options	Per Option

Outstanding, beginning of year	5,118,752	$5.06	5,361,682	$4.72	5,621,240	$4.27
Granted	1,397,500	2.94	1,549,250	3.19	1,116,250	2.84
Cancelled/forfeited	(804,570)	5.32	(1,094,463)	5.34	(742,459)	3.69
Exercised	(350,000)	0.26	(195,229)	2.10	(85,833)	1.26

Outstanding, end of year	5,361,682	4.72	5,621,240	4.27	5,909,198	4.13

	Options Outstanding
		Weighted-Average		Options Exercisable
	Number	Remaining		Number	Weighted-
Range Of	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Exercise Price	December 31, 2006	(Number of Years)	Exercise Price	December 31, 2006	Exercise Price

$ 1.80 - 2.22	760,500	8.21	$2.15	232,917	$2.11
2.25 - 2.25	625,000	6.17	2.25	585,938	2.25
2.36 - 2.75	604,833	7.35	2.67	390,709	2.65
2.80 - 3.00	700,995	8.52	2.88	244,921	2.91
3.04 - 3.31	646,750	8.82	3.24	58,707	3.20
3.35 - 4.15	704,521	7.70	3.79	396,051	3.91
4.16 - 4.20	40,917	6.81	4.18	34,958	4.18
4.27 - 4.27	1,000,000	6.96	4.27	675,000	4.27
4.69 - 13.42	614,632	4.72	8.04	588,799	8.19
13.42 - 21.23	211,050	4.84	16.18	211,050	16.18

	5,909,198	7.25	$4.10	3,419,050	$4.84

The weighted average fair value of our options at the grant date was approximately $2.22 in 2004, $2.25 in 2005, and $1.90 in 2006. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price. In each of the years ended December 31, 2004, 2005 and 2006, the aggregate intrinsic value of options exercised under the stock option plans was $0.9 million, $0.3 million and $0.1 million, respectively. Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2004, 2005 and 2006 was $92,000, $116,000 and $108,000, respectively.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was zero. The weighted average remaining contractual life on options outstanding and exercisable as of December 31, 2006 was 7.25 years and 6.33 years, respectively.

Employment related taxes payable associated with the exercise of employee stock options and loan forgiveness at December 31, 2005 and 2006 were $1.0 million and $0.1 million, respectively (included in accrued compensation).

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Equity Incentive Plans

Share-based payments

As of December 31, 2006, we had options and deferred stock units outstanding under five employee and one non-employee director stock-based compensation plans, as follows:

2004 Stock Incentive Plan.  The 2004 Stock Incentive Plan adopted in September 2004 authorizes the Board or one or more committees designated by the Board (the “Plan Administrator”) to grant options and rights to purchase common stock to employees, directors and consultants. Options may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options or other equity instruments. The 2004 Stock Incentive Plan replaced the 1995 Stock Plan and 1995 Director Plan described below. The exercise price is equal to the fair market value of our common stock on the date of grant (or 110 percent of such fair market value, in the case of options granted to any participant who owns stock representing more than 10 percent of our combined voting power). Options generally vest 25 percent on the one-year anniversary date, with the remaining 75 percent vesting monthly over the following three years and are exercisable for 10 years. On the first trading day of each calendar year beginning in 2005, shares available for issuance will automatically increase by three percent of the total number of outstanding common shares at the end of the preceding calendar year, up to a maximum of 1,000,000 shares. In addition, the maximum aggregate number of shares which may be issued under the 2004 Stock Incentive Plan will be increased by any shares (up to a maximum of 2,800,000 shares) awarded under the 1995 Stock Plan and 1995 Director Plan that are forfeited, expire or are cancelled. Options become fully vested if an employee is terminated without cause within 12 months of a change in control as defined. Upon a corporate transaction as defined, options not assumed or replaced will vest immediately. Options assumed or replaced will vest if the employee is terminated without cause within 12 months. As of December 31, 2006, there were outstanding under the 2004 Stock Incentive Plan options to purchase 2,704,833 shares of our common stock and 2,051,079 options were available for grant.

1995 Stock Plan.  The 1995 Stock Plan authorized the Board or one or more committees designated by the Board (such committee, the “Committee”) to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options or other equity instruments, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan was required to equal the fair market value of our common stock on the date of grant. Options generally vest 25 percent on the one-year anniversary date, with the remaining 75 percent vesting monthly over the following three years. Options are exercisable for 10 years. The 1995 Stock Plan was replaced by the 2004 Stock Incentive Plan on September  10, 2004. As of December 31, 2006, there were outstanding under the 1995 Stock Plan options to purchase 1,494,504 shares of our common stock and no options were available for grant.

1995 Director Option Plan.  The 1995 Director Option Plan (the “Director Plan”) provided automatic, non-discretionary grants of options to our non-employee directors (“Outside Directors”). Upon election, each director receives an initial option grant to purchase 20,000 shares of common stock which vest over two years and an annual option grant to purchase 5,000 common shares which becomes exercisable after one year. The exercise price of options granted to Outside Directors was required to be the fair market value of our common stock on the date of grant. Options granted to Outside Directors have 10-year terms, subject to an Outside Director’s continued service as a director. The 1995 Director Option Plan was replaced by the 2004 Stock Incentive Plan on September 10, 2004. As of December 31, 2006, there were outstanding under the 1995 Director Option Plan options to purchase 65,000 shares of Endocare’s common stock and no options were available for grant.

2002 Supplemental Stock Plan.  We adopted the 2002 Supplemental Stock Plan (“2002 Plan”) effective June 25, 2002. Under the 2002 Plan, non-statutory options may be granted to employees, consultants and outside directors with an exercise price equal to at least 85 percent of the fair market value per share of our common stock on the date of grant. The 2002 Plan expires June 24, 2012, unless earlier terminated in accordance with plan provisions.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2002 Plan also terminates automatically upon certain extraordinary events, such as the sale of substantially all or our assets, a merger in which we are not the surviving entity or acquisition of 50 percent or more of the beneficial ownership in our common stock by other parties. Upon such an event, all options become fully exercisable. Through December 31, 2006, there were options to purchase 140,000 shares of our common stock outstanding under the 2002 Plan. On February 22, 2007 our Board of Directors terminated the 2002 Plan. As a results, no additional options may be granted under the 2002 Plan. The termination of the 2002 Plan does not affect the 140,000 outstanding options referred to above.

Employee Deferred Stock Unit Program.  On May 18, 2006 we adopted the “Employee Deferred Stock Unit Program” and the “Non-employee Director Deferred Stock Unit Program.” Under the terms of the employee program, certain eligible employees have the option to elect to receive all or a portion of their annual incentive award (at a minimum of 25 percent) in deferred stock units in lieu of cash. In addition each participating employee will also receive an additional premium in stock at a percentage determined by the Compensation Committee of our Board. That percentage premium for 2006 is 20 percent. Each unit entitles the holder to receive one common share at a specified future date. Irrevocable deferral elections are made during a designated period no later than June 30 of each year. The units vest upon the determination of the incentive award achieved and the number of stock units earned. This determination is made in the first quarter of the following fiscal year. The stock price to determine the number of shares to be issued is the fair market value of the stock on the date on which the deferred stock units are granted. In 2006, the date of grant was June 23, 2006, on which date the closing stock price was $2.70. Compensation expense related to the bonus incentive award program is recorded pro rata during the performance year based on the estimated incentives achieved, whether payable in cash or in stock units. The portion of incentive award payable in stock units is recorded as additional paid-in-capital. The estimated value of the incentives is periodically adjusted based on current expectations regarding the levels of achievement. As of December 31, 2006, 51,197 shares were expected to be issued under the plan.

Non-employee Directors Deferred Stock Unit Program.  Under the directors plan, members of the board of directors can choose to have all or a portion of their director fees paid in fully vested deferred stock units (at a minimum of 25 percent) commencing July 1, 2006. The date of grant and share price used to determine the number of deferred stock units is set on the fifth business day after the end of the quarter in which the services are rendered. Additionally, to cover taxes directors may choose to have up to 50 percent of their deferred stock units paid in cash at the date the underlying common shares are to be issued based on the share price at the time. During 2006, elections were made in June. Future annual deferred elections will be made in December for the following year. Deferred stock units are granted each quarter based on the director fees earned in the prior quarter and the fair market value of the stock on the date of grant. The first grant was made in October 2006 for the September 30, 2006 quarter. Directors’ fees, whether payable in cash or in stock units, are expensed when incurred. The maximum number of deferred stock units that can be settled in cash at the option of the holder is recorded as a liability (included in deferred compensation) and adjusted each quarter to current fair value until settlement occurs. The fair value of the portion of the deferred stock units issuable in shares are fixed at the date of grant and are expensed in the quarter the services are received. At December 31, 2006, 84,647 fully vested deferred stock units valued at $152,000 have been issued under the plan, of which $74,000 was recorded as a liability.

Common shares underlying the vested stock units in the employee and director plans are issued at the earlier of the payout date specified by the participant (which is at least two years from the applicable election deadline), a change in control event as defined, or the month following the participant’s death.

Option Arrangements Outside of Plans.  In addition to the option plans described above, on March 3, 2003, we granted options to purchase 750,000 shares of common stock to our then President and Chief Operating Officer. The options were granted at $2.25 per share; 250,000 of the options were available for accelerated vesting based on the attainment of certain milestones and objectives or five years, whichever came first. Twenty-five percent of the remaining 500,000 options vest on the first anniversary with the balance ratably over three years. In September 2006, the former officer forfeited 250,000 of unvested options upon separation from Endocare. Pursuant to the

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

original terms of the grant, the former officer is entitled to continue vesting in 62,500 options for one year. The expense related to the unvested options retained by the former officer (net of reversal of expenses on the forfeited options) was included in the $0.3 million severance charge recorded in the third quarter of 2006.

On December 15, 2003, we granted 1,000,000 options to purchase common stock to our Chief Executive Officer. The options were granted at $4.27 per share; 100,000 of these options are available for accelerated vesting based on the attainment of certain milestones and objectives or five years, whichever comes first. Twenty-five percent of the remaining options vest immediately with the balance vesting ratably over three years. These milestones were not met as of December 31, 2006.

As of December 31,2006 we also had 4,861 options issued and outstanding under equity compensation plans assumed by us in connections with mergers and acquisitions.

All options granted pursuant to our stock-based compensation plans are subject to immediate vesting upon a change in control as defined in the respective plan, except for special provisions in the case of the 2004 Stock Incentive Plan as described above.

Stockholder Rights Plan

In April 1999, we adopted a stockholder rights plan (the Plan) in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock held as of the close of business on April 15, 1999. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of us or to deprive our stockholders of their interest in the long-term value of Endocare. The rights will be exercisable only if a person or group acquires 15 percent or more of Endocare’s common stock (subject to certain exceptions stated in the Plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 15 percent or more of our common stock. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of our common stock (subject to certain exceptions stated in the Plan), the rights are redeemable for $0.01 per right at the option of the Board of Directors. The rights will expire at the close of business on April 15, 2009 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless we redeemed or exchanged the rights earlier.

10.	Income Taxes

The composition of the federal and state income tax provision (benefit) from continuing operations is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands)

Federal	$—	$(705)	$(163)
State	—	(124)	(29)

Total	$—	$(829)	$(192)

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

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the tax effects of temporary differences, which give rise to significant portions of the deferred tax assets at December 31:

	2005	2006
	(In thousands)

Deferred tax assets (liabilities):
Depreciation and amortization	$468	$448
Nondeductible reserves and accruals	2,280	2,399
Investment in stock of discontinued operation	10,468	—
Research and experimentation tax credit carryforwards	1,000	1,153
Net operating loss carryforwards	42,578	45,430
Capital loss carryforwards	5,279	16,064
Stock-based compensation	—	724
Other	1,417	160

	63,490	66,378
Valuation allowance	(63,490)	(66,378)

Net deferred tax assets	$—	$—

During 2005, in connection with the presentation of Timm Medical Technologies, Inc. (“Timm Medical”) as a discontinued operation (see Note 7 “Dispositions and Discontinued Operations”), we recorded a deferred tax asset of $10.5 million for the tax in excess of financial statement basis in the stock of Timm Medical. As a result of continued operating losses and, in 2005, the recording of a deferred tax asset for the tax in excess of financial statement basis in the stock of Timm Medical, the valuation allowance increased by $15.1 million and $2.9 million during the years ended December 31, 2005 and 2006, respectively. Due to our history of operating losses, management has not determined that it is more likely than not that the deferred tax assets will be realized through future earnings. Accordingly, valuation allowances have been recorded to fully reserve the deferred tax assets as of December 31, 2005 and 2006.

Actual income tax expense differs from amounts computed by applying the United States federal income tax rate of 34 percent to pretax loss as a result of the following:

	Years Ended December 31,
	2004	2005	2006
	(In thousands)

Computed expected tax benefit	$(10,846)	$(5,327)	$(3,831)
Nondeductible expenses	78	89	342
Increase in valuation allowance	12,950	4,490	4,296
State taxes	(1,861)	(81)	(19)
Other	(321)	—	(980)

Actual tax expense (benefit)	$—	$(829)	$(192)

As of December 31, 2006, we have federal and California net operating loss carryforwards of $120.1 million and $38.0 million, respectively. We also have approximately $26.5 million in net operating loss carryforwards in various other states. The federal net operating loss carryforwards begin to expire in 2011 and the state net operating loss carryforwards begin to expire in 2006. We also have federal and state capital loss carryforwards in the amount of $40.2 million and $33.6 million, respectively. In addition, we have federal and state research and experimentation credit carryforwards of $0.8 million and $0.4 million, respectively. The federal research and experimentation credit carryforwards begin to expire in 2011 and the state research and experimentation credit carryforwards do not expire.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Revenue Code (IRC) Sections 382 and 383 limit the annual utilization of net operating loss and tax credit carryforwards existing prior to a change in control. Based upon prior equity transaction activity, some or all of our existing net operating loss and tax credit carryforwards may be subject to annual limitations under IRC Sections 382 and 383. We have not performed an analysis to determine whether such change in control has occurred for tax reporting purposes and if so, the specific limitations that may result.

11.	Collaborative and Other Agreements

Sanarus Medical Inc.

In October 1999, we entered into a strategic alliance with Sanarus Medical, Inc. (Sanarus), a privately held medical device company. We received 200,041 Series A voting convertible preferred shares for $0.3 million and a warrant to acquire 3,166,000 common shares for $0.01 per share in consideration for entering into a manufacturing, supply and license agreement (the “1999 Agreement”). The 1999 Agreement provided Sanarus an exclusive, royalty-free, worldwide non-sublicenseable right to develop, manufacture and sell products using cryoablation technology developed by Endocare for use in the field of gynecology and breast diseases. The warrant is exercisable at any time through October 12, 2009. In June 2001, the 1999 Agreement was amended (the 2001 Agreement) to provide for (i) the termination of Sanarus’s exclusive, royalty-free, worldwide non-sublicenseable right under the 1999 Agreement; (ii) Sanarus’s grant us of an exclusive (even as to Sanarus), worldwide, irrevocable, fully paid-up right to develop, manufacture and sell products using certain Sanarus technology for use in the diagnosis, prevention and treatment of prostate, kidney and liver diseases, disorders and conditions; and (iii) our grant to Sanarus of an exclusive (even as to Endocare), worldwide, irrevocable, fully paid-up right to develop, manufacture and sell products using certain of our technology for use in the diagnosis, prevention and treatment of gynecological and breast diseases, disorders and conditions.

In June 2001, we provided a bridge loan to Sanarus in the amount of $0.3 million and received a warrant to purchase 36,210 shares of Series B voting preferred stock. The loan was repaid in July 2001. In April 2003, Endocare and other investors entered into a second bridge loan financing in which Sanarus issued to us a convertible promissory note in the aggregate amount of $0.6 million and a warrant to purchase equity shares in Sanarus with an aggregate exercise price of up to $0.3 million. Upon completion of an equity financing by Sanarus in October 2003, the bridge loan and warrant were canceled in exchange for 908,025 shares of Series C voting preferred stock and a warrant to purchase 308,823 Series C shares at $0.68 per share. As of December 31, 2006 and 2005, our voting interest in Sanarus was approximately 4.1 percent and 5.2 percent, respectively, on an as-converted fully diluted basis.

Our former Chief Executive Officer and Chairman of the Board was a member of Sanarus’s Board of Directors through October 22, 2003. The total investment in Sanarus of $0.9 million as of December 31, 2005 and 2006 is included in investments and other assets. The investment is recorded at cost since we do not exercise significant influence over the operations of Sanarus.

CryoFluor Therapeutics

Effective December 21, 2004, Endocare and CryoFluor Therapeutics, LLC (“CryoFluor”) entered into a Services Agreement and First Amendment to CryoFluor’s Operating Agreement. Under the Services Agreement, we will provide to CryoFluor certain product design and development services, which consist of both preclinical stage services and clinical stage services , in exchange for 945,000 LLC units. In 2006, the agreement was amended to reduce the total number of units issuable to Endocare from 945,000 to 898,500 units. As amended in exchange for the preclinical stage services, CryoFluor issued 500,000 ownership units to Endocare on December 21, 2004, which are subject to vesting as described below. In exchange for the clinical stage services, the Services Agreement provides that CryoFluor shall issue to Endocare an additional 398,500 ownership units on April 5, 2006 (the Second Tranche Date). Each ownership unit has an ascribed value of $1.00.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ownership units are subject to vesting as follows: (i) 50,000 of the units vested on December 21, 2004; (ii) 39,850 units upon the Second Tranche Date; (iii) 450,000 units upon completion of the preclinical services and CryoFluor’s acceptance of our report relating to the preclinical services; and (iv) the remaining 358,650 units upon completion of the clinical services and CryoFluor’s acceptance of our report relating to the clinical services. In the event of a termination of the Services Agreement for any reason, all ownership units that have not vested as of the termination date will be forfeited. As of December 31, 2006, we completed the preclinical services and have vested in 500,000 units. The vested and unvested units held by Endocare constitute 18.8 percent of CryoFluor’s outstanding ownership interests as of such date.

Pursuant to the First Amendment to the Operating Agreement, we were admitted as a member of CryoFluor on December 21, 2004. Each other member of CryoFluor granted to us a limited right of first negotiation with respect to the sale of ownership units held by such member. In addition, CryoFluor granted to us a limited right of first negotiation with respect to the sale, assignment, license or other transfer of the technology owned by CryoFluor that is the subject of the development program under the Services Agreement.

Since CryoFluor is a development stage company and the fair value of our contracted services could not be accurately determined, we have recorded a valuation allowance against the ascribed value of its minority interest investment in CryoFluor. We accounted for our investment in CryoFluor using the equity method.

CryoDynamics, LLC — Research & Development Agreement

On November 8, 2005, we entered into a commercialization agreement (the “Agreement”) with CryoDynamics, LLC to design and develop a cryosurgical system utilizing nitrogen gas. The parties will jointly own all inventions made or conceived by CryoDynamics in performing the Agreement (Development Inventions). To assist CryoDynamics in its research and development efforts, we will advance CryoDynamics $42,500 per month, effective October 1, 2005 until such time as either party enters into a license agreement based upon the nitrogen system with an independent third party that results in CryoDynamics receiving an amount sufficient to repay the advances and fund CryoDynamics’ monthly operating expenses of $42,500.

Under the Agreement, CryoDynamics granted to us an exclusive, worldwide license (with the right to sublicense) to the Development Inventions and pre-existing technology in all medical fields of use. We also have granted to CryoDynamics an exclusive, worldwide license (with the right to sublicense) to such Development Inventions in specified fields of use. Royalties and license fees will be determined in accordance with the Agreement. The Agreement also provides for a right of first refusal should CryoDynamics intend to accept an offer from any potential buyer for the sale of all or part of CryoDynamics’s business.

The Agreement will continue until the later of (a) December 31, 2015, or (b) expiration of the parties’ obligations to pay royalties or until the Agreement is terminated because of breach, insolvency or bankruptcy.

Since repayment of amounts advanced under the agreement is contingent upon the successful development, commercialization and licensing of the technology and is not reasonably assured, these advances are expensed as incurred. We recorded $0.1 million and $0.5 million of research and development costs for the years ended December 31, 2005 and 2006, respectively in connection with the Agreement.

Patent, Licensing, Royalty and Distribution Agreements

We have entered into other patent, licensing and royalty agreements with third parties, some of whom also have consulting agreements with us and are owners of or affiliated with entities which have purchased products from us. These agreements generally provide for purchase consideration in the form of cash, common shares, warrants or options and royalties based on a percentage of sales related to the licensed technology, subject to minimum amounts per year. The patents and licensing rights acquired are recorded based on the fair value of the consideration paid. Options and warrants issued are valued using the Black-Scholes option pricing model. These assets are amortized over their respective estimated useful lives. Royalty payments are expensed as incurred.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have entered into additional distribution agreements with third parties. These agreements govern all terms of sale, including shipping terms, pricing, discounts and minimum purchase quotas, if applicable. Pricing is fixed and determinable and the distributor’s contractual obligation to pay is not contingent on other events, such as final sale to an end-user. We generally do not grant a right of return except for defective products in accordance with our warranty policy, and in some cases for unsold inventory within a limited time period upon the termination of the distribution agreement.

12.	Commitments and Contingencies

Leases

We lease office space and equipment under operating leases, which expire at various dates through 2010. Some of these leases contain renewal options and rent escalation clauses. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases consist of the following (in thousands):

Year ending December 31, 2007	$587
2008	529
2009	546
2010	123
2011	—
Thereafter	—

$1,785

Employment and Severance Agreements

We have has entered into employment agreements with certain executives which provide for annual base salaries and cash incentive payments of up to 85 percent of base salary subject to attainment of corporate goals and objectives pursuant to incentive compensation programs approved by our board of directors, and stock options. The agreements provide for severance payments if the executive is terminated other than for cause or terminates for good reason as defined. The options vest over specified time periods with accelerated vesting upon attainment of performance targets in certain instances.

Former Officers

As described in further detail below under “Legal Matters” our former Chief Executive Officer and Chairman of the Board (former CEO) and former Chief Financial Officer and Chief Operating Officer (former CFO) both of whom ceased to be employed by us in 2003, are defendents in a civil lawsuit filed by the SEC and are being investigated by the DOJ relating to our historical financial reporting issues and related matters. The former CEO and the former CFO have each agreed to repay us severance and related amounts ($800,000 in the case of the former CEO and approximately $600,000 in the case of the former CFO) upon either (i) his conviction in a court of law, or entering into a plea of guilt or no contest to, any crime directly relating to his activities on behalf of Endocare during his employment, or (ii) successful prosecution of an enforcement action by the SEC against him.

On October 2, 2006, we executed a General Release of All Claims with our then President and Chief Operating Officer (the “former President”) upon his separation effective October 2, 2006. We agreed to pay the former President his base salary of $0.3 million per year via semi-monthly salary continuation payments for a period of 12 months and continuation of his health benefits pursuant to COBRA for one year. The former President held 800,000 options from various grants, of which 437,500 options had vested prior to the separation date. He forfeited 300,000 unvested options upon separation but is entitled to continue vesting in the remaining 62,500 unvested options for one year pursuant to the original grant terms. These options will be fully vested by March 2007. The expense related to the unvested options retained by the employee (net of reversal of stock-based compensation

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense on the forfeited options) was included in the $0.3 million severance charge recorded in the third quarter of 2006. The 500,000 options remain outstanding at December 31, 2006 and are exercisable at $2.25 per share.

On August 27, 2004, we executed a General Release of All Claims with our then Chief Financial Officer which was effective as of August 10, 2004. Pursuant to the terms of the General Release, we agreed to pay her current base salary of $0.2 million per year via semi-monthly salary continuation payments for a period of 12 months and continuation of her health benefits pursuant to COBRA for one year. We also agreed to permit our then Chief Financial Officer to continue to vest in all stock options held at the separation date through July 31, 2005. We recorded stock-based compensation expense of $0.1 million. In 2004 and 2005, our then Chief Financial Officer exercised options to purchase 15,625 and 130,208 shares, respectively. The remaining vested options expired unexercised.

Employee Benefit Plans

We have has a 401(k) savings plan covering substantially all employees. The Plan currently provides for a discretionary match of amounts contributed by each participant as approved by the Compensation Committee of the Board of Directors. No matching contributions were made in 2004, 2005 or 2006.

Legal Matters

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

Governmental Investigations

As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the Securities and Exchange Commission (the “SEC”) on July 14, 2006 and entered into a non-prosecution agreement with the Department of Justice (the “DOJ”) on July 18, 2006. These two agreements effectively resolve with respect to us the investigations begun by the SEC and by the DOJ in January 2003, regarding allegations that we and certain of our former officers and former directors and one current employee issued, caused to be issued, false and misleading statements regarding our financial results for 2001 and 2002 and related matters. Under the terms of the consent judgment with the SEC (i) we paid a total of the $750,000 in civil penalties and disgorgement; and (2) we agreed to a stipulated judgment enjoining future violations of securities laws. On April 7, 2006, we entered into an escrow agreement with Morrison & Foerster LLP, our outside counsel, pursuant to which we placed the $750,000 anticipated settlement in escrow with Morrison & Foerster LLP at the request of the SEC staff. The funds were released from the escrow to the SEC in August 2006. A liability for the monetary penalty was accrued in 2004. The investigations and legal proceedings related to certain former officers and former directors remain ongoing and are not affected by our settlements with the SEC and DOJ. We remain contractually obligated to pay legal fees for and otherwise indemnify these former officers and former directors. On August 9, 2006 the SEC filed civil fraud charges in federal district court against two former officers. Our directors’ and officers’ liability insurance may fund certain losses, including defense costs, related to these matters. At December 31, 2006, we have $1.0 million in remaining available coverage under the applicable excess directors and officers’ liability policy. This policy reimburses 75 percent of the first $2.25 million in eligible costs to a maximum of approximately $1.7 million, zero percent of the next $500,000 and 57.5 percent of the next $1 million to a maximum of $575,000. This coverage will be exhausted in its entirety after we incur $2.0 million in additional costs.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Historical option granting practices

Given the recent announcements by numerous companies and the SEC’s current focus on stock option plan administration, our Audit Committee requested that management conduct an internal review of our historical stock option practices, the timing of stock option grants and related accounting and documentation. Based on this review, management identified several stock option grants made between 1997 and 2002 for which the actual measurement dates appeared to differ from the recorded grant dates. Management analyzed the potential accounting impact, assuming that the measurement dates for these option grants differ from the recorded grant dates, and concluded that the financial impact did not necessitate adjustment to or restatement of our previously-issued financial reports in accordance with Staff Accounting Bulletin No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Management reported the results of its review to our Audit Committee and Board of Directors at their regularly scheduled meetings on July 26, 2006. Following these meetings, we contacted the SEC and the DOJ and reported our findings. On August 1, 2006, we met with the SEC staff to discuss our findings and later received a subpoena from the SEC requesting additional option-related information. We have responded to this subpoena and will continue to fully cooperate with the SEC and DOJ and with their ongoing investigations related to certain of our former officers and former directors.

After receiving the subpoena from the SEC, management identified certain stock option grants made in 2003 for which the actual measurement dates may differ from the recorded grant dates. However, similar to the grants between 1997 and 2002 previously identified, management concluded that the financial impact of the 2003 grants, individually and in the aggregate, did not necessitate adjustment to or restatement of our previously-issued financial reports.

Shareholder Class Action and Derivate Lawsuits

In November 2002, we were named as a defendant, together with certain former officers, in a class-action lawsuit filed in the United States District Court for the Central District of California. This action, which was consolidated with other similar complaints on October 31, 2003, alleged that the defendants violated sections of the Securities Exchange Act of 1934 by purportedly issuing false and misleading statements regarding our revenues and expenses in press releases and SEC filings. On November 8, 2004, we executed a settlement agreement with the lead plaintiffs and their counsel. In exchange for a release of all claims, Endocare and certain individuals paid a total of $8.95 million in cash, which was funded by our directors’ and officers’ liability insurance carriers prior to December 31, 2004. On February 7, 2005, the Court issued a final order approving the agreement and dismissing the class-action lawsuit.

On December 6, 2002, Frederick Venables filed a purported derivative action against us and certain former officers and a former director in California based upon allegations that the defendants issued false and misleading statements regarding Endocare’s revenues and expenses in press releases and SEC filings. On December 6, 2004, we executed a settlement agreement with the plaintiff and his counsel and the derivative lawsuit was dismissed on December 8, 2004. Under the agreement, in exchange for the plaintiff’s release of all claims, we paid a total of $0.5 million in cash prior to December 31, 2004. The agreement also required us to maintain various corporate governance measures for a period of at least two years, unless a modification is necessary in the good faith business judgment of our Board of Directors.

The settlements referenced above, the related legal and defense costs and cost under our ongoing indemnification obligations to certain former officers and former directors were covered under four directors’ and officers’ liability insurance policies in effect at that time, with limits of $5 million each and aggregate coverage of $20 million. The primary carrier reimbursed our defense costs up to the limits of its $5 million policy. The three excess carriers, representing $15 million of the $20 million of coverage, filed arbitration complaints seeking rescission of the policies. In December 2004 and February 2005, we reached settlement with two of the three excess carriers to reimburse us for current and future legal defense and litigation settlement costs. On December 1, 2005, we entered into a settlement agreement with the remaining excess carrier pursuant to which we paid the carrier $1.0 million in full settlement of any claims. Under the settlement agreement, we also granted a mutual release to

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrier. As of December 31, 2006, we have $1.0 million in remaining available coverage through the third excess carrier for legal costs under our continuing indemnification obligations to our former officers and former directors who remain under investigation and subject to legal proceedings by the SEC and DOJ.

Lawsuit With KPMG LLP

On October 26, 2006, we filed a lawsuit with the Superior Court of the State of California for the County of Orange against our former independent auditor, KPMG LLP, for professional negligence and breach of contract, seeking damages in an amount to be determined at trial. Previously, we had entered into a Mediation and Tolling Agreement with KPMG pursuant to which KPMG agreed that the statute of limitations would be tolled to provide an opportunity for mediation between the parties. We engaged in mediation with KPMG on September  27, 2006 but the parties were unable to reach settlement. Accordingly, we proceeded with the filing of the lawsuit. In response to our claims against KPMG, KPMG filed a cross-complaint against us and certain former officers. Under the cross-complaint, KPMG makes claims against us for breach of contract, violations of the federal racketeering statute and conspiracy to violate the federal racketeering statute, seeking damages in an amount to be determined at trial. We are not able to predict the outcome of this lawsuit.

Other Litigation

In January 2006, we entered into a settlement and release agreement with certain parties against whom we had a claim from a judgment awarded to us in prior years. We received $162,500 in the settlement of this claims, which was recorded as a reduction of general and administrative expenses in the first quarter of 2006.

In addition, we are, in the normal course of business, subject to various other legal matters, which management believes will not individually or collectively have a material adverse effect on our results of operations or cash flows of a future period. The results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows. As of December 31, 2006 we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and the potential liability cannot be reasonably estimated at this time. Management’s evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future. We have purchased directors’ and officers’ liability and other insurance which may fund certain losses, including defense costs, related to the above litigation matters. These recoveries will be recorded when the amounts are determined to be recoverable from the insurance carriers.

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

13.	Line of Credit

On October 26, 2005, we entered into a one-year credit facility with Silicon Valley Bank (Bank), which provides up to $4 million in borrowings in the form of term loans (not to exceed $500,000) and a revolving line of credit for working capital purposes. The agreement was amended in February, April and December 2006 and was extended to February 28, 2007. The credit facility permits the borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all receivable collections which are held in trust for the Bank. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility. A termination fee will also be assessed if the credit facility is terminated prior to

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration. We borrowed and repaid $250,000 on the line of credit in 2006. As of February 28, 2007, we had $1.9 million outstanding on the line of credit.

As a condition to each advance under the credit facility, all representations and warranties by us must be materially true and no event of default has occurred or is continuing. In addition, the lender, in its good faith business judgment, must determine that no material adverse change has occurred. A material adverse change occurs when there is a material impairment in the priority of the lender’s lien in the collateral or its value, a material adverse change in our business, operations or condition, a material impairment of the prospect of repayment or if the Bank determines, in its good faith reasonable judgment, that there is a reasonable likelihood that we will fail to comply with one or more financial covenant in the next financial reporting period.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the Bank. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the lender to which all collections are deposited. Under the subjective acceleration clause, the lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the Bank against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal or greater than the sum of a base amount ($2.5 million at December 31, 2006, $1.5 million at January 31, 2007 and $1.0 million at February 28, 2007) plus 25 percent of all consideration received from issuing equity securities and subordinated debt and 25 percent of positive consolidated net income in each quarter.

We were not in compliance with the minimum tangible net worth covenant for the months September to November 2006. On December 22, 2006, we signed an amendment to the Loan and Security Agreement. Among other things, the amendment (i) modifies the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modifies the definition of accounts that are ineligible under the borrowing base calculation; (ii) modifies the loan margin as defined to 1.50 percent, and (iii) waives non-compliance with the minimum tangible net worth requirement at September 30, 2006, October 31, 2006 and November 30, 2006, as well as modifies the terms of the covenant. At December 31, 2006, we were in compliance with all covenants and had no borrowings outstanding under the line of credit.

On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008.

14.	Related Party Transactions

In February 2002, we purchased the patents to certain cryosurgical technologies and a covenant not to compete from a cryosurgeon inventor for 100,000 shares of our common stock valued at $1.4 million, of which $1.1 million (75,000 shares) was allocated to the patent to be amortized over 15 years and the remaining $0.3 million (25,000 shares) was allocated to the covenant to be amortized over five years.

The agreement also requires the seller to perform certain consulting services over 15 years for the consideration received. No consideration was allocated to the consulting agreement since its value could not be accurately measured. In January 2003, we extended a $344,000 loan to the seller to assist with the payment of related federal income taxes arising from the 2002 asset sale. The loan was secured by the shares issued, bore interest at 1.8 percent and was originally due in January 2005. In 2004 and 2006, we extended the maturity date to January 2006 and January 2007, respectively. The outstanding balance of the note has been charged to bad debt as of December 31, 2006 and included in general and administrative expenses. The accrued interest income in the amount of $25,000 was reversed in the fourth quarter of 2006.

ENDOCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share data).

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues from continuing operations	$7,262	$6,908	$6,700	$7,120

Cost of revenues from continuing operations	$3,766	$3,256	$2,677	$2,644

Loss from continuing operations	$(5,174)	$(708)	$(2,149)	$(3,045)

Net loss	$(4,929)	$(708)	$(2,149)	$(2,979)

Loss from continuing operations per share of common stock — basic and diluted	$(0.17)	$(0.02)	$(0.07)	$(0.10)
Net loss per share of common stock — basic and diluted	$(0.16)	$(0.02)	$(0.07)	$(0.10)
Weighted average shares of common stock outstanding — basic and diluted	30,143	30,166	30,175	30,532

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues from continuing operations	$6,867	$6,919	$7,008	$7,480

Cost of revenues from continuing operations	$4,186	$3,924	$3,809	$3,818

Loss from continuing operations	$(5,219)	$(4,522)	$(2,997)	$(2,100)

Net loss	$(4,506)	$(4,196)	$(2,460)	$(2,517)

Loss from continuing operations per share of common stock — basic and diluted	$(0.17)	$(0.15)	$(0.10)	$(0.07)
Net loss per share of common stock — basic and diluted	$(0.15)	$(0.14)	$(0.08)	$(0.08)
Weighted average shares of common stock outstanding — basic and diluted	29,988	30,044	30,069	30,081

ENDOCARE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at the	Additions			Balance at
	Beginning of	Charges to			the End of
	the Period	Operations	Other	Deductions	the Period
	(In thousands)

2004
Allowance for Doubtful Accounts and Sales Returns	$1,986	$(726)	$—	$(1,186)	$74
2005
Allowance for Doubtful Accounts and Sales Returns	$74	$10	$—	$(14)	$70
2006
Allowance for Doubtful Accounts and Sales Returns	$70	$36	$—	$(22)	$84

Amounts exclude discontinued operations.

EXHIBIT INDEX

Exhibit No.		Description

2	.1(1)	Stock Purchase Agreement, dated as of January 13, 2006, by and among Plethora Solutions Holdings plc, Endocare, Inc. and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.
2	.2(2)	$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to Endocare, Inc.
3	.1(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(3)	Restated Certificate of Incorporation.
3	.4(4)	Amended and Restated Bylaws of the Company.
4	.1(5)	Form of Stock Certificate.
4	.2(6)	Form of Series A Warrant.
4	.3(6)	Form of Series B Warrant.
4	.4(7)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.
4	.5(8)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.
10	.1(9)	Lease Agreement, dated as of November 26, 2001, by and between the Company and The Irvine Company.
10	.2(9)†	Form of Indemnification Agreement by and between the Company and its directors.
10	.3(9)†	Form of Indemnification Agreement by and between the Company and its executive officers.
10	.4(10)†	1995 Director Option Plan (as amended and restated through March 2, 1999).
10	.5(11)†	1995 Stock Plan (as amended and restated through December 30, 2003).
10	.6(13)†	Employment Agreement, dated as of December 15, 2003, by and between the Company and Craig T. Davenport.
10	.7(14)†	Employment Agreement, dated as of August 11, 2004, by and between the Company and Michael R. Rodriguez.
10	.8(15)†	2004 Stock Incentive Plan.
10	.9(16)†	2004 Non-Employee Director Option Program under 2004 Stock Incentive Plan.
10	.10(16)†	Form of Award Agreement Under 2004 Stock Incentive Plan.
10	.11(17)	Confidential Settlement Agreement and Release, dated as of February 18, 2005, by and between the Company and Great American E&S Insurance Company.
10	.12(6)	Purchase Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).
10	.13(6)	Registration Rights Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).
10	.14(18)†	First Amendment to Employment Agreement with Craig T. Davenport, dated as of April 28, 2005.
10	.15(2)	Loan and Security Agreement, dated as of October 26, 2005, by and among the Company, Timm Medical Technologies, Inc. and Silicon Valley Bank.
10	.16(2)	Commercialization Agreement, dated as of November 8, 2005, by and between the Company and CryoDynamics, LLC.
10	.17(19)†	Employment Agreement, dated as of January 17, 2006, by and between the Company and Clint B. Davis.
10	.18(20)†	Description of director compensation, as amended on February 23, 2006.

Exhibit No.		Description

10	.19(21)†	Description of 2006 Management Incentive Compensation Program.
10	.20(22)	Amendment to Loan Documents, dated as of April 24, 2006, by and between the Company and Silicon Valley Bank.
10	.21(23)	Amendment to Loan Documents, dated as of February 10, 2006, between the Company, Timm Medical Technologies, Inc. and Silicon Valley Bank.
10	.22(24)†	Employee Deferred Stock Unit Program, effective as of May 18, 2006.
10	.23(24)†	Non-Employee Director Deferred Stock Unit Program, effective as of May 18, 2006.
10	.24(25)	First Amendment to Lease, dated as of May 19, 2006, between the Company and The Irvine Company.
10	.25(25)*	Customer Quote, dated as of January 9, 2006, to Advanced Medical Partners, Inc..
10	.26(25)*	Amended and Restated Endocare Service Agreement, dated as of January 9, 2006, between the Company and Advanced Medical Partners, Inc..
10	.27(26)	Common Stock Purchase Agreement, dated as of October 25, 2006, by and between the Company and Fusion Capital Fund II, LLC.
10	.28(26)	Registration Rights Agreement, dated as of October 25, 2006, by and between the Company and Fusion Capital Fund II, LLC.
10	.29(27)	Non-Prosecution Agreement, dated as of July 18, 2006, by and between the Company and the Department of Justice.
10	.30(27)	Consent to Entry of Judgment, dated as of July 14, 2006, in favor of the Securities and Exchange Commission.
10	.31(28)†	Form of Retention Agreement.
10	.32(29)	Amendment to Loan Documents, dated as of December 22, 2006, by and between Endocare, Inc. and Silicon Valley Bank.
21	.1(30)	Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
24	.1(31)	Power of Attorney.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement.

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2004.

(5)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(7)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(8)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(9)	Previously filed as an exhibit to our Form 10-K filed on March 29, 2002.

(10)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed on June 2, 1999.

(11)	Previously filed as an appendix to our Definitive Proxy Statement filed on December 3, 2003.

(12)	Previously filed as an exhibit to our Form 10-K filed on December 3, 2003.

(13)	Previously filed as an exhibit to our Form 8-K filed on December 16, 2003.

(14)	Previously filed as an exhibit to our Form 8-K filed on August 12, 2004.

(15)	Previously filed as an appendix to our Definitive Proxy Statement filed on August 6, 2004.

(16)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2005.

(17)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2005.

(18)	Previously filed as an exhibit to our Form 8-K filed on May 3, 2005.

(19)	Previously filed as an exhibit to our Form 8-K filed on January 12, 2006.

(20)	Previously filed as an exhibit to our Form 8-K filed on March 1, 2006.

(21)	Previously filed as an exhibit to our Form 8-K filed on March 14, 2006.

(22)	Previously filed as an exhibit to our Form 8-K filed on April 25, 2006.

(23)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2006.

(24)	Previously filed as an exhibit to our Form 8-K filed on May 22, 2006.

(25)	Previously filed as an exhibit to our Form 10-Q filed on August 8, 2006.

(26)	Previously filed as an exhibit to our Form 8-K filed on October 30, 2006.

(27)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2006.

(28)	Previously filed as an exhibit to our Form 8-K filed on December 13, 2006.

(29)	Previously filed as an exhibit to our Form 8-K filed on December 22, 2006.

(30)	Not applicable because the Company does not have any subsidiaries that constitute “significant subsidiaries” under Rule 1-02(w) of Regulation S-X.

(31)	Included on the signature page of this Form 10-K.