Form 10-Q
period 2007-03-31
ENDOCARE INC
filed 2007-05-09
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at March 31, 2007 was 31,215,912.

Endocare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
Total revenues	$7,546	$7,262
Costs and expenses:
Cost of revenues	2,622	3,766
Research and development	616	1,012
Selling and marketing	3,763	3,769
General and administrative	3,829	3,994

Total costs and expenses	10,830	12,541

Loss from operations	(3,284)	(5,279)
Interest expense, net	25	(46)

Loss from continuing operations before taxes	(3,259)	(5,325)
Tax benefit on continuing operations	—	151

Loss from continuing operations	(3,259)	(5,174)
Income from discontinued operations (including gain on disposal of $0.5 million in 2006), net of taxes	—	245

Net loss	$(3,259)	$(4,929)

Net (loss) income per share — basic and diluted:
Continuing operations	$(0.11)	$(0.17)
Discontinued operations	$—	$0.01

Weighted average shares of common stock outstanding	30,939	30,143
     The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,722	$1,811
Accounts receivable, net	4,443	4,161
Inventories, net	2,584	2,260
Prepaid expenses and other current assets	982	1,284

Total current assets	9,731	9,516

Property and equipment, net	925	1,040
Intangibles, net	3,486	3,613
Investments and other assets	2,082	2,077

Total assets	$16,224	$16,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,771	$3,393
Accrued compensation	2,496	3,000
Line of credit	1,498	—
Other accrued liabilities	3,570	3,594

Total current liabilities	11,335	9,987

Other long term liabilities	132	74
Common stock warrants	—	1,307

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 31,216 and 30,679 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	31	31
Additional paid-in capital	188,800	181,289
Accumulated deficit	(184,074)	(176,442)

Total stockholders’ equity	4,757	4,878

Total liabilities and stockholders’ equity	$16,224	$16,246

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,259)	$(4,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on divestiture	—	(418)
Depreciation and amortization	309	463
Loss on sale of placement units and other fixed assets	52	—
Stock-based compensation	783	900
Net interest expense related to common stock warrants	—	212

Changes in operating assets and liabilities:
Accounts receivable	(281)	(271)
Inventories	(422)	220
Prepaid expenses and other assets	297	112
Accounts payable	378	150
Accrued compensation	(456)	(784)
Other liabilities	34	6

Net cash used in operating activities	(2,565)	(4,339)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(51)
Proceeds from divestitures	—	7,277

Net cash (used in) provided by investing activities	(22)	7,226

Cash flows from financing activities:
Stock options exercised	—	52
Net borrowings on line of credit	1,498	—
Proceeds from sale of common stock	1,000	—

Net cash provided by financing activities	2,498	52

Net (decrease) increase in cash and cash equivalents	(89)	2,939
Cash and cash equivalents, beginning of period	1,811	8,108

Cash and cash equivalents, end of period	$1,722	$11,047

Non-cash activities:
Transfer of inventory to property and equipment for placements at customer sites	$113	$250
Note receivable received in divestiture	—	1,425
Adoption of FSP 00-19-2:
Reduction of retained earnings	$4,373	$—
Increase in addition paid-in capital	5,680	—
Reduction of common stock warrant liability	1,307	—
     The accompanying notes are an integral part of these condensed consolidated financial statements.

Endocare, Inc. and Subsidiary
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
2. Basis of Presentation
     Following the rules and regulations of the Securities and Exchange Commission (the SEC), we have omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2007.
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2007, we had an accumulated deficit of $184.1 million and cash and cash equivalents of $1.7 million. Of the cash balance, $1.5 million is borrowed on our line of credit, which is payable on a current basis. As of March 31, 2007, we have sold $1.1 million in stock under our agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) as more fully described below.
     We do not expect to reach cash flow positive operations in 2007, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions. In addition to these continued investments, although in July 2006 we resolved the investigations by the SEC and the U.S. Department of Justice (DOJ) of our historical accounting and financial reporting (see Item 1. Legal Proceedings), we still have obligations to indemnify and advance the legal fees for our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our business, financial condition, results of operations and liquidity. For the quarter ended March 31, 2007, we incurred expenses of $1.1 million relating to legal fees of former officers and former directors and recorded insurance recoveries of $0.4 million. As of March 31, 2007, there remained an aggregate of $0.6 million reimbursable coverage. A single law firm representing a former officer was responsible for $0.6 of the legal fees that we incurred for the first quarter of 2007. We do not believe that the aggregate fees generated by this law firm during the first quarter of 2007 were reasonable and we intend to dispute these fees. However, we cannot predict the extent to which the amount that we ultimately pay to this law firm for the first quarter of 2007 will be less than the $0.6 million of legal fees generated by this law firm. For a description of this insurance coverage, please refer to the Form 8-K that we filed on February 25, 2005 and Note 10 — “Commitments and Contingencies.”
     We also face large cash expenditures in the future related to past due state and local tax obligations, primarily sales and use taxes, which we estimate to be approximately $2.6 million. The amount was fully accrued as of March 31, 2007. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
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
     Since we do not currently have sufficient financial resources to fund our ongoing needs, we will require additional equity financing or borrowings in order to continue operations. Our funding sources include a $16.0 million common stock purchase agreement with Fusion Capital and a $4.0 million credit agreement with Silicon Valley Bank. The availability under both agreements is subject to many conditions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee that these capital resources will be available when needed or will be sufficient.
     As more fully described in Note 5 – “Private Placement of Common Stock and Warrants,” on October 25, 2006, we entered into an agreement with Fusion Capital pursuant to which we have the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount. However we only have the right to sell $100,000 every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $1.50 or higher, subject to our ability to comply with certain ongoing requirements. This $150,000 increment can be further increased at graduated levels up to $1.0 million if the market price per share increases from $1.50 to $6.00. Fusion Capital’s obligation to buy shares from us is automatically suspended if the trading share price of our stock decreases below $1.00. We are also subject to certain ongoing requirements, which include maintaining effectiveness of a registration statement filed in November 2006 covering the sale of the shares purchased by Fusion Capital, listing of the shares on the principal market on which they are traded, timely issuance of purchased shares and maintenance of trading prices per share at or above $1.00. Our inability to comply with these and other requirements (an event of default) will allow Fusion Capital to terminate the agreement. Although we are in compliance with these requirements as of March 31, 2007 there is no assurance that we will continue to comply in future periods. In addition, the extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price per share of our common stock.
     As of March 31, 2007, we had sold 566,978 shares of stock to Fusion Capital for total gross proceeds of $1.1 million. After March 31, 2007 and through April 30, 2007 we sold an additional 153,711 shares for gross proceeds of $0.3 million for total gross proceeds of $1.4 million. Since we have authorized 8,000,000 shares for sale under the stock purchase agreement, the selling price of our common stock to Fusion Capital would have to average at least $2.00 per share for us to receive the maximum proceeds of $16.0 million. However, the average selling price to date has been $1.87. Assuming the remaining shares were purchased at a price of $1.95 per share (the closing sale price of the common stock on April 30, 2007) and the purchase by Fusion Capital of the full remaining 7,279,311 shares under the common stock purchase agreement, additional gross proceeds of $14.2 million would be available under the agreement.
     Under our credit facility with Silicon Valley Bank, we can borrow up to $4.0 million based on the amount of eligible inventory and trade receivables as defined under the credit agreement. However, the facility is ultimately subject to the good faith business judgment of the lender. The agreement contains restrictive covenants and subjective acceleration clauses that permit the lender to accelerate payment of all outstanding balances or cease to make further advances to us if an event of default occurs or if the lender determines in its judgment that a material adverse change has occurred. As more fully discussed in Note 6 – “Bank Line of Credit,” our tangible net worth decreased below the required level at September 30, October 31 and November 30, 2006. In December 2006, we amended the credit facility to waive these defaults and to modify the minimum tangible net worth provision. In February 2007, we further amended the minimum net tangible net worth provision and extended the expiration date of the credit facility. Although we were in compliance with all covenants as of March 31, 2007, there is no assurance that we will be able to comply with all the requirements in future periods, that we can obtain a waiver if another default occurs or that the lender will not exercise the subjective acceleration clause to accelerate our payment obligations or terminate the agreement. As of March 31, 2007 we have $1.5 million outstanding under the line of credit facility. As amended, the credit facility expires on February 27, 2008.
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
     We expect to use existing cash reserves, working capital through the sale of our products, as well as future proceeds from sales, if any, of common stock to Fusion Capital and borrowings under our credit facility, to finance our projected operating and cash flow needs, along with continued expense management efforts. We have reduced operating cash use over the past five years by streamlining our corporate structure, focusing resources on our core products and strategic initiatives, re-engineering our products to lower manufacturing costs, reducing use of consultants and professional services and delaying or eliminating non-essential spending. We have also instituted additional equity incentive programs to reduce cash compensation outlays.
     We may borrow funds under our line of credit with our bank for short-term needs as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions. We believe that the financing with Fusion Capital and our line of credit with our bank should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows. We will continue to endeavor to reduce expenses, defer or eliminate lower priority research, clinical and marketing activities to conserve cash and garner manufacturing efficiencies through product re-engineering and sourcing our product components from overseas or to lower cost suppliers. However, our cash needs are not entirely predictable and the availability of funds from Fusion Capital and our bank are subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Even if we are able to access the full $16.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. In addition, if financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we would need to secure another source of funding in order to satisfy our working capital needs. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, financial condition, results of operations and cash flows.
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
     We continue to believe that the Fusion Capital financing and bank line of credit should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows. However, primarily because of the subjective acceleration clauses and other conditions referred to above, the audit report of our independent auditors contained in our Annual Report on Form 10-K filed on March 16, 2007 contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern. This opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.

4. Sale of Timm Medical
     On January 13, 2006, we entered into a stock purchase agreement with Plethora Solutions Holdings plc (Plethora), a company listed on the London Stock Exchange. Under this agreement Plethora agreed to acquire Timm Medical, a wholly owned subsidiary of Endocare, for $9.5 million. The transaction closed on February 10, 2006. After the sale, we did not receive significant direct cash flows from Timm Medical and had no significant continuing involvement in its operations. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Timm Medical were classified as discontinued operations in the condensed consolidated financial statements from the date we decided to sell Timm Medical. Sale proceeds (net of $0.6 million in transaction costs) totaled $8.9 million and resulted in a gain on sale of $0.5 million in the first quarter of 2006. Gross proceeds of $9.5 million include cash of $8.1 million and a two-year, five percent promissory note for $1.4 million which is secured by the assets of Timm Medical. The note is convertible into Plethora’s ordinary shares at any time at our option. If Plethora’s shares trade above a specified price for 20 consecutive days, Plethora has the option to require conversion. We are currently in discussions with Plethora to potentially accelerate the payment of the note for a lump sum discounted amount. Based on these discussions we have reserved $0.3 million of the note balance in the fourth quarter of 2006. Net cash proceeds from the divestiture were $7.3 million after $0.6 million in transaction costs and $0.04 million in cash of Timm Medical as of the date of disposition.
     We agreed to retain certain assets and liabilities of Timm Medical, including all tax liabilities totaling $1.1 million, obligations and rights to a $2.7 million note receivable from SRS Medical Corporation, relating to the sale of Timm Medical’s urinary incontinence product line in 2003, certain litigation to which Timm Medical is a party and ownership of Urohealth BV (Timm Medical’s wholly-owned subsidiary with insignificant operations). Assets and liabilities we retained and their related revenues and expenses are excluded from discontinued operations. The stock purchase agreement requires that payments under the promissory note described above be placed in an indemnification escrow in certain circumstances to indemnify Plethora against certain claims and liabilities.
     Assets and liabilities sold to Plethora as of February 10, 2006 included the following:

Assets:
Cash, inventories and other current assets	$1,041
Property and equipment, net	71
Goodwill, net	4,552
Intangibles, net	3,680
Other assets	65

Total assets	9,409

Liabilities:
Accounts payable and other current liabilities	502
Other accrued liabilities	486

Total liabilities	988

Net assets	$8,421

     Revenues for Timm Medical were $1.0 million (for the period from January 1, 2006 through date of sale, February 10, 2006). Income from discontinued operations for the three months ended March 31, 2006 includes a $0.5 million gain on disposal and is net of $0.2 million in taxes.
5. Private Placement of Common Stock and Warrants
Fusion Capital Equity Purchase Agreement
     On October 25, 2006, we entered into a common stock purchase agreement with Fusion Capital as described above under Note 3 – “Recent Operating Results and Liquidity.” Under this agreement we have the right to sell to Fusion Capital up to $16.0 million worth of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale, without any fixed discount. Common stock may be sold in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $1.50 or higher. This $150,000 increment can be further increased at graduated levels up to $1.0 million if the market price per share increases from $1.50 to $6.00. If the price of the stock is below $1.00 per share, the obligation for Fusion Capital to buy any shares of stock is automatically suspended. Under the terms of the agreement, we issued 473,957 shares of common stock to Fusion Capital for no consideration as a commitment fee.
     Under a related registration rights agreement, before Fusion Capital was obligated to purchase shares, we were required to file a registration statement covering the sale of up to 8,473,957 common shares within 20 days of signing the agreement. The registration statement was filed in November 2006 and declared effective by the SEC on December 1, 2006. We subsequently filed a post-effective amendment to the registration statement, which was declared effective March 30, 2007. We are required to maintain effectiveness of the registration statement until the earlier of the date that Fusion Capital may sell the shares without restriction pursuant to Rule 144(k) or the date that Fusion Capital has sold all purchased shares and no available unpurchased shares remain under the agreement. Upon occurrence of certain events of default as defined in the stock purchase agreement, including lapse of effectiveness of the registration statement for 10 or more consecutive business days or for 30 or more business days within a 365-day period, suspension of trading for 3 business days, delisting of the shares from the principal market on which they are traded, failure by our stock transfer agent to issue shares within 5 business days, or other material breaches, Fusion Capital may terminate the stock purchase agreement. We have the right to terminate the agreement at any time.
     Through March 31, 2007, we sold 566,978 shares for gross proceeds of $1.1 million. Through April 30, 2007, we sold an additional 153,711 shares for gross proceeds of $0.3 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement. In relation to this agreement we have prepaid $100,000 in fees to the investment advisory firm in 2006. Through April 30, 2007 we incurred $81,000 of these fees. As of April 30, 2007, we have approximately $14.2 million in remaining funding available with Fusion based on the stock price on that date.
March 2005 Private Placement
     On March 11, 2005, we completed a private placement of 5,635,378 shares of our common stock and detachable warrants to purchase 3,944,748 common shares at an offering price of $2.77 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. Of the total warrants, 1,972,374 had an initial exercise price of $3.50 (Series A warrants) per share and 1,972,374 have an initial exercise price of $4.00 (Series B warrants) per share. The expiration date of the warrants is May 1, 2010. One current member and one former member of our management team made personal investments totaling $0.7 million in the aggregate, and a member of our Board of Directors invested $0.3 million.
     The warrants have an anti-dilution clause that is triggered upon issuance of a certain number of shares of our common stock that reduces the effective exercise price of the warrants to preserve the ownership of the warrant holders. As a result of the issuance of shares to Fusion capital through April 2007, the exercise price of the Series A Warrants decreased to $3.40 to effectively provide holders an additional 55,774 shares and the Series B Warrant exercise price decreased to $3.89 effectively providing the Series B Warrant holders an additional 58,011 shares.
     The warrants initially are exercisable at any time during their term for cash only. The warrants may be exercised on a cashless exercise basis in limited circumstances after the first anniversary of the closing date if there is not an effective registration statement covering the resale of the shares underlying the warrants. Each warrant is callable by us at a price of $0.01 per share underlying such warrant if our stock trades above certain dollar per share thresholds ($6.50 for the Series A warrants and $7.50 for Series B warrants) for 20 consecutive days commencing on any date after the effectiveness of the registration statement, provided that (a) we provide 30-day advanced written notice (Notice Period), (b) we simultaneously call all warrants on the same terms and (c) all common shares issuable are registered. Holders may exercise their warrants during the Notice Period and warrants which remain unexercised will be redeemed at $0.01 per share.
     Upon exercise, we will pay transaction fees equal to six percent of the warrant proceeds under an existing capital advisory agreement.

     Pursuant to the terms of the registration rights agreement relating to the March 2005 financing, we filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants. The S-2 registration statement was declared effective September 28, 2005. We subsequently filed a post-effective amendment on Form S-3, which was declared effective March 28, 2006 and a post-effective amendment on Form S-1, which was declared effective March 30, 2007.
     The registration rights agreement provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, we will be required to pay each holder an amount in cash, as liquidated damages, equal to one percent of the aggregate purchase price paid by such holder per month. We incurred $0.6 million of liquidated damages through September 28, 2005, when the S-2 registration statement was declared effective.
     Under the registration rights agreement, we could incur similar liquidated damages in the future (equal to one percent of the aggregate purchase price paid by each affected holder per month) if holders are unable to make sales under the registration statement (for example, if we fail to keep the registration statement current as required by SEC rules or if future amendments to the registration statement are not declared effective in a timely manner). The registration obligation remains outstanding until the earlier of the date on which all shares issuable upon exercise of the warrants have been issued and resold by the holders of the warrants or the date on which all such shares can be resold by the holders without registration.
     Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares, the Company accounted for the registration payment arrangement and warrants as one instrument classified as a derivative (a non-current liability) under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We allocated a portion of the March 2005 offering proceeds to the warrants based on their fair value at issuance. Through December 31, 2006, we revalued the warrants as a derivative instrument quarterly in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. In December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, which changed the way we account for the outstanding warrants. FSP No. 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continue to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Upon adoption of FSP No. 00-19-2 on January 1, 2007, the value of the warrants as of the original issue date ($5.7 million) was reclassified to equity without regard to the contingent obligation to transfer consideration under the registration payment arrangement. The difference between the $5.7 million and the carrying value of the warrant liability as of December 31, 2006 ($1.3 million) was recorded as a cumulative-effect adjustment to reduce opening retained earnings on January 1, 2007. Hereafter, accruals for liquidated damages, if any, will be recorded when they are probable and reasonably estimable.
6. Bank Line of Credit
     As described above in Note 3 – “Recent Operating Results and Liquidity,” on October 26, 2005, we entered into a one-year credit facility with Silicon Valley Bank (the lender), which provided up to $4.0 million in borrowings for working capital purposes in the form of a revolving line of credit and term loans (not to exceed $500,000). The agreement was amended in February, April and December 2006 and was extended to February 28, 2007. In February 2007 the agreement was further extended to February 27, 2008, as described below.
     The credit facility permits the borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all receivable collections which are held in trust for the Bank. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on the effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility.

A termination fee will also be assessed if the credit facility is terminated prior to expiration. We borrowed and repaid $250,000 on the line of credit in 2006. As of March 31, 2007 there was $1.5 million outstanding on the line of credit.
     As a condition to each advance under the credit facility, all representations and warranties by us must be materially true and no event of default must have occurred or be continuing. In addition, the lender, in its good faith business judgment, must determine that no material adverse change has occurred. A material adverse change occurs when there is a material impairment in the priority of the lender’s lien in the collateral or its value, a material adverse change in our business, operations or condition, a material impairment of the prospect of repayment or if the lender determines, in its good faith reasonable judgment, that there is a reasonable likelihood that we will fail to comply with one or more financial covenant in the next financial reporting period.
     The agreement governing the credit facility contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the lender. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the lender to which all collections are deposited. Under the subjective acceleration clause, the lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the lender against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal to or greater than the sum of a base amount ($0.5 million at March 31, 2007) plus 25 percent of all consideration received from issuing equity securities and subordinated debt and 25 percent of positive consolidated net income in each quarter.
     We were not in compliance with the minimum tangible net worth covenant for the months September 2006 to November 2006. On December 22, 2006, we signed an amendment to the agreement governing the credit facility. Among other things, the amendment (i) modified the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modified the definition of accounts that are ineligible under the borrowing base calculation; (ii) modified the loan margin as defined to 1.50 percent, and (iii) waived non-compliance with the minimum tangible net worth requirement at September 30, 2006, October 31, 2006 and November 30, 2006, and modified the terms of the covenant. As of March 31, 2007, we were in compliance with all covenants. However, since the outstanding advances exceed 50 percent of the receivable borrowing base referred to above, beginning in February 2007, our lock-box proceeds have been applied daily to reduce the outstanding advances and we re-borrow the amount subject to the lender’s approval. The daily borrowings and repayments have been presented on a net basis in the condensed consolidated statements of cash flows.
     On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008.
7. Capital Stock and Net Loss Per Share
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
8. Stock-Based Compensation
     As of March 31, 2007, we have four stock-based employee compensation plans and two non-employee director stock-based compensation plan. Prior to January 1, 2006, we accounted for stock-based compensation for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Compensation expense recorded under APB 25 has not been significant since we generally grant options with an exercise price equal to the fair value of our common stock on the date of grant.

     On May 18, 2006, we adopted the “Employee Deferred Stock Unit Program” and the “Non-employee Director Deferred Stock Unit Program.”
     Employee Deferred Stock Unit Program. Under the terms of the employee program, certain eligible employees have the option to elect to receive all or a portion of their annual incentive award (at a minimum of 25 percent) in deferred stock units in lieu of cash. In addition each participating employee will also receive an additional premium in stock at a percentage determined by the compensation committee of our board of directors. That percentage premium for 2006 was 20 percent and the same premium was approved for 2007. Irrevocable deferral elections are made during a designated period no later than June 30 of each year. The units vest upon the determination of the incentive award achieved and the number of stock units earned in the first quarter of the following fiscal year. The stock price to determine the number of shares to be issued is the fair market value of the stock on the date on which the deferred stock units are granted. In 2007, the date of grant was March 30, 2007, on which date the closing price was $2.22. In 2006, the date of grant was June 23, 2006, on which date the closing stock price was $2.70. Compensation expense related to the bonus program is recorded pro rata during the performance year based on the estimated incentives achieved, whether payable in cash or in stock units. The portion of bonus payable in stock units is recorded as additional paid-in capital. The estimated value of the incentives is periodically adjusted based on current expectations regarding the levels of achievement.
     Non-employee Directors Deferred Stock Unit Program. Under the directors plan, members of the Board of Directors can choose to have all or a portion of their director fees paid in fully vested deferred stock units (at a minimum of 25 percent) commencing July 1, 2006. The date of grant and share price used to determine the number of deferred stock units is set on the fifth business day after the end of the quarter in which the services are rendered. Additionally, to cover taxes directors may choose to have up to 50 percent of their deferred stock units paid in cash at the date the underlying common shares are to be issued based on the share price at the time. During 2006, elections were made in June. Future annual deferred elections will be made in December for the following year. Deferred stock units are granted each quarter based on the director fees earned in the prior quarter and the fair market value of the stock on the date of grant. The first grant was made in October 2006 for the September 30, 2006 quarter. Directors’ fees, whether payable in cash or in stock units, are expensed when incurred. The maximum number of deferred stock units that can be settled in cash at the option of the holder is recorded as a liability (included in other long-term liabilities) and adjusted each quarter to current fair value until settlement occurs. The fair value of the portion of the deferred stock units issuable in shares are fixed at the date of grant and are expensed in the quarter the services are received. As of March 31, 2007, 120,345 fully vested deferred stock units valued at $0.2 million have been granted under the plan, of which $0.1 million has been recorded as a liability as of March 31, 2007.
     Common shares underlying the vested stock units in the employee and director plans are issued at the earlier of the payout date specified by the participant (which is at least two years from the date of grant), a change in control event as defined, or the month following the participant’s death.
     Restricted Stock Units. On February 23, 2007, we granted 1,504,000 shares of restricted stock units (RSUs) to certain key management employees as part of a comprehensive long-term incentive program under our 2004 Stock Incentive Plan. All of the RSUs vest based upon the achievement of specific profitability goals over the 2007 through 2009 period (the Profitability Goals) except for 400,000 RSUs which vest based on service. Because there is currently no assurance that the Profitability Goals will be met, there is no compensation cost recognized in the 2007 period for these RSUs. At the time we determine that the performance objectives will be attained, we will record a cumulative catch-up adjustment for the compensation expense since the date of grant in the quarter the assessment is made and will recognize the remaining compensation expense over the remaining service period. The total grant date fair value of all RSUs is $2.8 million. During the three months ended March 31, 2007, $20,000 was expensed related to RSUs that vest based on service condition.

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
     We use the Black-Scholes standard option pricing model and the single option award approach to measure the fair value of the stock options granted to employees and the “short-cut method” to estimate the expected term as permitted under Staff Accounting Bulletin No. 107. We use historical volatility (based on daily trading prices) to estimate the fair value of options granted, excluding the period from October 24, 2002 to January 16, 2003 (inclusive) during which our common stock experienced unusually high volatility as a result of our failure to file the September 30, 2002 Form 10-Q, temporary suspension of trading, delisting of our shares from NASDAQ, and an investigation commenced by the SEC and the DOJ. We did not incorporate implied volatility since there are no actively traded option contracts on our common stock. We record stock-based compensation expense net of expected forfeitures based on our historical experience from 2001 through the current date, subject to periodic assessment. We base the risk-free interest rate assumption on the implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon bonds with remaining terms equal to the expected term of the stock awards. No expected dividend yield is used because we have not historically paid dividends and do not intend to pay dividends in the foreseeable future.
     During the three months ended March 31, 2007 and 2006 we used the following variables in the Black-Scholes pricing model to value our stock options:

	Three Months Ended March 31,
	2007	2006
Volatility	0.67	0.71
Average Risk Free Interest Rate	4.72%	4.83%
Dividend yield	—	—
Expected Term in years	6.25	6.25
Forfeiture Rate	25.00%	25.00%
     Due to our continuing losses, we do not recognize deferred tax assets related to our stock-based compensation and we have not recorded benefits for tax deductions in excess of recognized compensation costs (required to be recorded as financing cash flows) due to the uncertainty of when we will generate taxable income to realize such benefits.
     Of the $0.8 million in non-cash stock-based compensation recorded during the three months ended March 31, 2007, $12,000 was expensed as cost of goods sold, $18,000 was included in research and development expenses, $0.1 million in selling and marketing expenses and $0.6 million in general and administration expenses. Of the $0.9 million recorded during the three months ended March 31, 2006, $40,000 was included in research and development expenses, $0.2 million in selling and marketing expenses and $0.6 million in general and administration expenses. As of March 31, 2007 there was $3.5 million (net of estimated forfeitures) of total unrecognized compensation costs related to stock options. That cost is expected to be amortized on a straight-line basis over a weighted average period of 1.21 years less any stock options forfeited prior to vesting. As of March 31, 2007 stock compensation cost capitalized as inventory was insignificant. The weighted average fair value for stock options granted during the three months ended March 31, 2007 and March 31, 2006 was $1.15 and $2.19 per share, respectively.

     The following is a summary of the stock option activity for the three months ended March 31, 2007:

			Remaining
	Number of	Weighted	Contractual	Aggregate
	Options	Average	Term	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding at December 31, 2006	5,909	$4.13
Granted	178	1.77
Exercised	—	—

Canceled/forfeited	(69)	3.29

Options outstanding at March 31, 2007	6,018	4.04	7.08	$132
Options exercisable at March 31, 2007	3,824	4.67	6.30	$26
     The following table summarizes information regarding options outstanding and options exercisable at March 31, 2007:

		Weighted
	Number	Average
	Outstanding As	Remaining	Weighted	Number	Weighted
	of March 31,	Contractual	Average	Exercisable As of	Average
Range of Exercise Prices	2007	Life (Years)	Exercise Price	March 31, 2007	Exercise Price
$1.65 — $2.15	605,000	7.71	$2.00	250,105	$2.12
$2.17 — $2.22	331,652	9.42	$2.22	1,152	$2.17
$2.25 — $2.25	625,000	5.92	$2.25	625,000	$2.25
$2.36 — $2.80	909,042	7.67	$2.71	495,705	$2.68
$2.83 — $3.29	616,995	8.05	$3.04	367,477	$3.04
$3.30 — $3.45	684,750	8.57	$3.36	224,459	$3.38
$3.69 — $4.20	420,250	6.86	$4.06	326,039	$4.08
$4.27 — $4.27	1,000,000	6.71	$4.27	731,250	$4.27
$4.69 — $13.42	614,632	4.48	$8.04	591,299	$8.17
$13.49 — $21.23	211,050	4.59	$16.18	211,050	$16.18

$1.65 — $21.23	6,018,371	7.08	$4.04	3,823,536	$4.67

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised under the stock option plans was $0.1 million. There were no exercises of options during the three months ended March 31, 2007. Cash received from option exercises under all stock-based payment arrangements for the three months ended March 31, 2006 was $52,000.
9. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.
     The following is a summary of inventories (excluding assets of discontinued operations):

	March 31,	December 31,
	2007	2006
Raw materials	$1,912	$1,750
Work in process	369	300
Finished goods	885	778

Total inventories	3,166	2,828
Less: inventory reserve	(582)	(568)

Inventories, net	$2,584	$2,260

10. Commitments and Contingencies
Legal Proceedings
     Governmental Investigations and Legal Proceedings
     As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the SEC on July 14, 2006 and entered into a non-prosecution agreement with the DOJ on July 18, 2006. These two agreements effectively resolve with respect to the Company the investigations begun by the SEC and by the DOJ in January 2003, regarding allegations that we and certain of our former officers and former directors and one current employee issued, or caused to be issued, false and misleading statements regarding our financial results for 2001 and 2002 and related matters. Under the terms of the consent judgment with the SEC: (i) we paid a total of $750,000 in civil penalties and disgorgement; and (2) we agreed to a stipulated judgment enjoining future violations of securities laws. On April 7, 2006, we entered into an escrow agreement with Morrison & Foerster LLP, our outside counsel, pursuant to which we placed the $750,000 anticipated settlement in escrow with Morrison & Foerster at the request of the SEC staff. The funds were released from the escrow to the SEC in August 2006. A liability for the monetary penalty was accrued in 2004.
     The investigations and legal proceedings related to certain former officers and former directors remain ongoing and are not affected by our settlements with the SEC and DOJ. We remain contractually obligated to pay legal fees for and otherwise indemnify these former officers and former directors. On August 9, 2006 the SEC filed civil fraud charges in federal district court against two former officers. As described below in Part II, Item 1, “Legal Proceedings,” on April 9, 2007, these two former officers were indicted by a federal grand jury in Orange County, California. Our directors’ and officers’ liability insurance may fund certain losses, including defense costs, related to these matters. As of March 31, 2007, we had $0.6 million in remaining available coverage under the applicable excess directors and officers’ liability policy. This policy reimburses 75 percent of the first $2.25 million in eligible costs to a maximum of approximately $1.7 million, zero percent of the next $500,000 and 57.5 percent of the next $1 million to a maximum of $575,000. For further information regarding this coverage, please refer to the Form 8-K that we filed on February 25, 2005.
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
     In addition, in the normal course of business, we are subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of March 31, 2007, we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and potential liability cannot be reliably estimated at this time. However, our evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future.
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
11. Income Taxes
     On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). FIN 48 creates a single model to address accounting for uncertainty in tax positions. It clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     As of the adoption date, we had $240,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefit as of March 31, 2007, is as follows:

Balance as of January 1, 2007	$240,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance as of March 31, 2007	$240,000

Because of our historical losses, FIN 48 did not have an effect on our accounting and disclosure for income taxes. We do not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. We have approximately $40,000 of accrued interest related to uncertain tax positions as of January 1, 2007 and March 31, 2007. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
     We reported no net income tax expense from continuing and discontinued operations during the three months ended March 31, 2007 and 2006 due to our operating losses. The 2006 tax benefit on continuing operations of $0.2 million is the result of the 2006 first quarter pre-tax book losses being utilized against pre-tax book income from discontinued operations. There is an offsetting tax provision within discontinued operations. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of March 31, 2007 and December 31, 2006.
12. Results of Operations
     Revenues and cost of revenues from continuing operations related to the following products and services for the periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Cryoablation disposable products	$5,220	$2,410
Cryocare Surgical Systems	476	220
Other	(16)	10

	5,680	2,640

	Three Months Ended
	March 31,
	2007	2006

Cryoablation procedure fees	1,776	4,463
Cardiac royalties (CryoCath)	90	159

	$7,546	$7,262

Costs of Revenues:
Cryocare Surgical Systems	$229	$370
Cryoablation disposable products and procedure fees	2,393	3,396

	$2,622	$3,766

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
13. Recent Accounting Pronouncements
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this report, and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. In addition to selling our cryosurgical disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. Since 2003, we also maintain a dedicated sales team focused on selling percutaneous cryoablation procedures related to liver, kidney and lung cancer and palliative intervention to interventional radiology physicians throughout the United States. We intend to continue to identify and develop new markets for our cryosurgical products and technologies, particularly in the area of tumor ablation.
     We previously owned Timm Medical Technologies, Inc. (Timm Medical), a company focused on erectile dysfunction products. We sold Timm Medical to United Kingdom-based Plethora Solutions Holdings plc effective on February 10, 2006.
Strategy, Key Metrics and Developments
     Our primary objective is to grow market share, currently measured in terms of the number of procedures performed with our Cryocare Surgical System, which we calculate using two primary components. The first component is the actual number of cryoablation cases for which we are responsible for performing the service element on behalf of the healthcare facility. In the second, we compute a cryoablation case equivalent based on sales of our cryoablation disposable products by using the expected disposable product usage for those sales. Procedure growth has been an important metric to which we have referred during the past several years in order to measure the success of our strategy.
     In addition to being a key business metric, procedure growth has been an important driver of revenue growth, because a significant percentage of our revenue consists of sales of the disposable products used in procedures performed with the Cryocare Surgical System, as shown below under “Results of Operations.” In 2003 we redirected our strategy for our cryoablation business away from emphasizing sales of Cryocare Surgical Systems and instead toward seeking to increase sales of cryoablation disposable products. Historically, we were responsible for performing the service element of the procedure on behalf of the healthcare facility for the majority of our reported procedures. Beginning in 2004, we changed our business model to emphasize our strength as a medical device manufacturer and strategically reduced the amount of revenues attributable to the service model where we are responsible for performing the service element of the procedures on behalf of the healthcare facility for a procedure fee. By the fourth quarter of 2006, we had achieved our goal of having the substantial majority of our procedures comprised of sales of cryoablation disposable products without the service element. During 2006, we succeeded in causing the percentage of total estimated domestic cryoablation procedures for which we perform the service element to decline from 50.1 percent of total reported procedures for the three months ended March 31, 2006 to 19.5 percent of total reported procedures for the three months ended December 31, 2006. During the three months ended March 31, 2007, the percentage for which we performed the service element of the procedure further declined further to 15.6 percent of total reported procedures.
     The change in our business model and revenue mix discussed above has impacted our gross margin due to the disparity in per-procedure revenue between cases for which we are responsible for providing the service element and cases for which we merely sell disposable products. This disparity results from the fact that the revenue from a case for which we merely sell disposable products is less than the revenue from a case for which we are responsible for providing the service element (referred to as procedure fees below). As the percentage of cases for which we merely sell disposable products increases relative to cases for which we are responsible for providing the service element, our incremental revenues grow at a slower rate than our overall procedure growth. However, the gross profit realized is generally equivalent since we do not incur fees to third party service providers for cases for which we merely sell disposable products. In contrast, in cases for which we are responsible for providing the service element, we typically subcontract with a third party service provider to provide the service element on our behalf and thereby incur service fees. As a result, our gross margin (gross profit as a percent of revenues) increases as we shift from procedure fees to sale of disposable products. As a result of this shift, over time, we expect the number of procedures performed to become a less important measure of our business and our revenues to become a more important metric.
     In the past several years, we have been successful in increasing the estimated number of domestic cryoablation procedures on a year-over-year basis. In 2005 total estimated procedures increased 35.9 percent to 6,407 from 4,713 in 2004. In 2006 total estimated procedures increased 21.8 percent to 7,802. During the three months ended March 31, 2007, total estimated procedures increased 31.5 percent to 2,315 from 1,761 in the three months ended March 31, 2006.

     The factors driving interest in and utilization of cryoablation by urologists include increased awareness and acceptance of cryoablation by physicians and industry thought leaders, continued publication of clinical follow up data on the effectiveness of cryoablation, including 10-year data presented in 2005, increased awareness among patients of cryoablation and its preferred outcomes as compared to other modalities, the efforts of our dedicated cryoablation sales force and our continued expenditure of funds on physician training as well as patient education and advocacy.
     We believe that one of the factors that adversely impacts procedure growth and revenues is that certain urologists decide from time to time to try new techniques for the treatment of prostate cancer. We cannot predict the extent to which this factor may continue to affect us. However, the prostate cancer treatment market is very competitive and there are many different treatment options that have been developed and that are continuing to be developed.
Results of Operations
     Revenues and costs of revenues from continuing operations related to the following products and services for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Cryoablation disposable products	$5,220	$2,410
Cryocare Surgical Systems	476	220
Other	(16)	10

	5,680	2,640

Cryoablation procedure fees	1,776	4,463
Cardiac royalties (CryoCath)	90	159

	$7,546	$7,262

Costs of Revenues:
Cryocare Surgical Systems	$229	$370
Cryoablation disposable products and procedure fees	2,393	3,396

	$2,622	$3,766

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

     Selling and marketing expenses primarily consist of salaries, commissions and related benefits and overhead costs for employees and activities in the areas of selling, marketing and customer service. Expenses associated with advertising, trade shows, promotional and physician training costs related to marketing our products are also classified as selling and marketing expenses.
     General and administrative expenses primarily consist of salaries and related benefits and overhead costs for employees and activities in the areas of legal affairs, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants are also included where their services are related to general and administrative activities. This category also includes reserves for bad debt and litigation losses less amounts recoverable under our insurance policies. Litigation reserves and insurance recoveries are recorded when such amounts are probable and can be reasonably estimated.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123R. As of March 31, 2007, there was $3.5 million of total unrecognized compensation costs related to stock options and $2.8 million of unrecognized compensation costs related to restricted stock units. The stock-option compensation cost is expected to be amortized on a straight-line basis over a weighted average period of 1.2 years less any stock options forfeited prior to vesting. Compensation costs related to restricted stock units will be recorded over the next 2.8 years if the performance conditions (Profitability Goals) are satisfied.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Revenues. Revenues for the three months ended March 31, 2007 increased 3.9 percent to $7.5 million compared to $7.3 million for the same period in 2006. Although our total number of estimated procedures increased approximately 31 percent to 2,315 from 1,761 for the three months ended March 31, 2007 compared to March 31, 2006, our increase in revenue is not reflective of this increase because of our change in revenue mix. Generally, we earn less revenue per estimated case for sales of cryoablation disposable products than for procedure fees; however the related gross margin as a percent of revenues for sales of cryoablation disposable products is greater. Of the total procedures performed during the three months ended March 31, 2007, 15.6 percent were those for which we provided cryoablation services and 84.4 percent were from the sale of cryoablation disposable products. This compares to 50.1 percent for cryoablation services and 49.9 percent for sales of cryoablation disposable products during the three months ended March 31, 2006.
     Also contributing to growth in sales of cryoablation products was an increase in sales to a market served by interventional radiologists, treating tumors in the kidney, lung and liver and palliative intervention. Direct sales of disposable products and interventional radiology procedures generally have a lower average selling price than procedures performed by urologists on prostate and renal treatments although costs of revenues are also lower.
     Cardiac royalty revenues decreased for the three months ended March 31, 2007 over the same period in 2006. The contractual rate of royalties CryoCath is obligated to pay us as a percentage of related revenues decreased from 5.0 percent in 2006 to 3.0 percent in 2007. Revenues from sales of Cryocare Surgical Systems increased 116.4 percent to $0.5 million from $0.2 million during the three months ended March 31, 2007 compared to the same period in 2006. This increase is primarily due to increased international sales of our systems.
     Cost of Revenues. Costs of revenues for the three months ended March 31, 2007 decreased 30.4 percent to $2.6 million compared to $3.8 million for the same period in 2006. The decrease in cost of revenues resulted primarily from the change in the mix of our revenues from those where we are responsible for providing cryoablation procedure services to solely selling cryoablation disposable products. This mix shift led to a decrease in the number of cases for which we paid fees to third party service providers. In addition, costs of revenues declined due to decreases in materials, labor and overhead costs. During the three months ended March 31, 2007 and 2006, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.
     Gross Margins. Gross margins on revenues increased to 65.3 percent for the three months ended March 31, 2007 compared to 48.1 percent for the same period in 2006. The positive trend in gross margins was primarily related to our shift from procedures where we bear responsibility for the service element of the procedure to those where we solely sell our cryoablation disposable products. Sales of cryoablation disposable products yield a higher gross margin as a percent of revenues than procedures performed by third party subcontractors. We also have continued to reduce manufacturing costs for our cryoablation disposable products, while increasing efficiencies in production.
     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2007 decreased to $0.6 million compared to $1.0 million during the three months ended March 31, 2006. As a percentage of revenues, research and development expenses decreased to 8.2 percent for the three months ended March 31, 2007 from 13.9 percent during the comparable period in 2006. This decrease is primarily attributable to a $0.3 million reduction in educational and other grants. In 2007, we are focusing our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage. In addition, these expenses are generally recognized in conjunction with milestones inherent in the studies and as such are not always predictable in amount and timing. Also contributing to the decrease is a reduction in consulting, engineering supplies and stock-based compensation.
     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended March 31, 2007 remained consistent at $3.8 million as compared to the same period in 2006. Our efforts to reduce costs have been effective resulting in reductions in travel and entertainment costs, consulting costs and advertising, trade shows and related expenses totaling $0.3 million. However, due mainly to the increased revenues in the current quarter over the same period last year, our cash compensation related costs increased $0.3 million. Included in selling and marketing expenses for the three months ended March 31, 2007 and 2006 were $0.1 million and $0.2 million in non-cash stock-based compensation expense, respectively.
     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2007 decreased 4.1 percent to $3.8 million as compared to $4.0 million for the same period in 2006. This decrease is a result of our concerted effort to reduce costs in order to eventually achieve profitability. As a result, our audit, accounting and consulting fees decreased by over $0.6 million for the three months ended March 31, 2007 as compared to the same period in 2006. Additionally contributing to the reduced costs in 2007 is the recovery of previously unbilled sales and use taxes from liable customers of $0.2 million. However, as a result of increased legal fees generated by the law firms representing the former officers and former directors in connection with the ongoing SEC and DOJ matters described in Note 10 — “Commitments and Contingencies,” the legal fees, net of insurance reimbursement, incurred during the first quarter of 2007 were $0.6 million greater than those incurred during the same period in 2006. A single law firm representing a former officer was responsible for $0.6 of the legal fees that we incurred for the first quarter of 2007. We do not believe that the aggregate fees generated by this law firm during the first quarter of 2007 were reasonable and we intend to dispute these fees. However, we cannot predict the extent to which the amount that we ultimately pay to this law firm for the first quarter of 2007 will be less than the $0.6 million of legal fees generated by this law firm. Included in general and administrative expenses for each of the quarters ended March 31, 2007 and March 31, 2006 was $0.6 million of non-cash stock-based compensation expense.
     Interest Expense, Net. Interest expense, net, for the three months ended March 31, 2007 was $25,000 compared to negative expense of $46,000 for the same period in 2006. Interest expense, net for the three months ended March 31, 2006 includes $0.2 million of negative interest expense related to our common stock warrants issued in connection with our private placement in March 2005, which represents the decrease in the fair value of common stock warrants for the three months then ended. As a result of a provision for liquidated damages under a related registration rights agreement, these warrants were accounted for as derivatives through December 31, 2006 and were carried at fair value with changes in fair value recorded through interest expense. Effective January 1, 2007, we adopted FASB Staff Position (FSP) No. 00-19-02, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. Upon adoption of FSP No. 00-19-02 on January 1, 2007, the amount originally recognized for the warrants at the issuance date ($5.7 million) was reclassified to equity. The cumulative change in fair value of these warrants recorded through interest expense since issuance (the difference between the $5.7 million and the carrying value of the warrant liability as of December 31, 2006 of $1.3 million), was recorded as a cumulative-effect adjustment to reduce our accumulated deficit on January 1, 2007. With the change in accounting, no interest expense was recorded for these warrants in the three months ended March 31, 2007. Future liquidated damages will be recorded when probable and estimable.
     Interest expense, net in the 2007 and 2006 periods also includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances.
     Income from Discontinued Operations. There was no income from discontinued operations for the three months ended March 31, 2007 due to the fact that our disposition of Timm Medical was completed during the three months ended March 31, 2006. Income from discontinued operations for the three months ended March 31, 2006 was $0.2 million or $0.01 per basic and diluted share on 30.1 million weighted average shares outstanding. Included in the first quarter 2006 income from discontinued operations is $418,000 for the gain on the sale of Timm Medical and a tax provision of $151,000.
     Net Loss. Net loss for the three months ended March 31, 2007 was $3.3 million or $0.11 per basic and diluted share on 30.9 million weighted average shares outstanding, compared to a net loss of $4.9 million, or $0.16 per basic and diluted share on 30.1 million weighted average shares outstanding during the same period in 2006.
Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2007, we had an accumulated deficit of $184.1 million and cash and cash equivalents of $1.7 million.
     We do not expect to reach cash flow positive operations in 2007, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investments in initiatives that we believe should ultimately result in cost reductions. In addition to these continued investments, although in July 2006 we resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see below Part II Item 1 “Legal Proceedings” and Note 10 – “Commitments and Contingencies”), we still have obligations to indemnify and advance the legal fees of our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our business, financial condition, results of operations and liquidity. For the quarter ended March 31, 2007, we incurred expenses of $1.1 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of which $0.4 million. As of March 31, 2007, there remained an aggregate of $0.6 million available under this insurance coverage. For a description of this insurance coverage, please refer to the Form 8-K that we filed on February 25, 2005 and Note 10 — “Commitments and Contingencies.”
     We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.6 million and which was accrued as of March 31, 2007. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities.
     As discussed in detail in Note 5 “Private Placement of Common Stock and Warrants,” on October 25, 2006, we entered into an agreement with Fusion Capital which gives us the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount (in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $1.50 or higher), subject to our ability to comply with certain ongoing requirements. These requirements include, among others, maintaining effectiveness of the registration statement covering the sale of the shares purchased by Fusion Capital, and maintenance of per share trading prices at or above $1.00. The $150,000 increment can be increased if the market price of our common stock increases. The SEC declared the registration statement effective on December 1, 2006.

     Through March 31, 2007 we have sold 566,978 shares of stock to Fusion Capital for total gross proceeds of $1.1 million and an additional 153,711 shares for gross proceeds of $0.3 million through April 30, 2007, for total net proceeds (after a investment fee of 6.0 percent) of $1.4 million. Since we have authorized 8,000,000 shares for sale under the stock purchase agreement, the selling price of our common stock to Fusion Capital would have had to average at least $2.00 per share for us to receive the maximum proceeds of $16.0 million. However, the average selling price per share to date has been $1.87. Assuming the remaining shares were purchased at a price of $1.95 per share (the closing sale price of the common stock on April 30, 2007) and the purchase by Fusion Capital of the full remaining 7,279,311 shares under the common stock purchase agreement, an additional $14.2 million in remaining funding would be available.
     We will use existing cash reserves, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. We were not in compliance with the minimum tangible net worth covenant under our bank line of credit for the months of September to November 2006. On December 22, 2006, we signed an amendment to the Loan and Security Agreement. Among other things, the amendment (i) modifies the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modifies the definition of accounts that are ineligible under the borrowing base calculation; (ii) modifies the loan margin as defined to 1.50 percent, and (iii) waives non-compliance with the minimum tangible net worth requirement as of September 30, 2006, October 31, 2006 and November 30, 2006, as well as modifies the terms of the covenant. As of December 31, 2006 and March 31, 2007, we were in compliance with all covenants. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008. As of March 31, 2007 we had $1.5 million outstanding on the line of credit. Beginning in February 2007, our lock-box proceeds have been applied daily to reduce the outstanding advances and we re-borrow the amount subject to the lender’s approval since the outstanding advances exceed 50 percent of the receivable borrowing base.
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
     We continue to believe that the Fusion Capital financing and bank line of credit should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows. However, primarily because of the subjective acceleration clauses and other conditions referred to above, the audit report of our independent auditors contained in our Annual Report on Form 10-K filed on March 16, 2007 contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern. This opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and bank debt. As of March 31, 2007, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.

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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our first fiscal quarter for 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in the Form 10-K that we filed on March 16, 2007. There have been no new reportable legal proceedings or material developments except for the indictments described below.
     On April 9, 2007, two former officers of the Company were indicted by a federal grand jury in Orange County, California. The indictment charges the former officers with 18 counts of wire fraud, two counts of securities fraud, one count of false certification of financial reports, one count of false statements in reports filed with the SEC, one count of lying to accountants and four counts of “honest services” wire fraud. These former officers left the Company in 2003. The Company remains contractually obligated to pay legal fees for and otherwise indemnify these former officers. As previously reported, the Company entered into a non-prosecution agreement with the DOJ in July 2006. The Company is continuing to cooperate with the DOJ’s investigation.
Item 1A. Risk Factors
     Please see our 2006 Annual Report on Form 10-K filed with the SEC on March 16, 2007, which includes a detailed discussion of our risk factors. There have been no material changes in our risk factors from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits
     A list of exhibits to this Form 10-Q is found in the Exhibit Index immediately following the Signature Page of this Form 10-Q, which is hereby incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCARE, INC.

By:	/s/ CRAIG T. DAVENPORT

Craig T. Davenport
Chief Executive Officer, President and
Chairman of the Board
(Duly Authorized Officer)

By:	/s/ MICHAEL R. RODRIGUEZ

Michael R. Rodriguez
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Date: May 9, 2007

EXHIBIT INDEX

Exhibit
No.	Description

2.1(1)	Stock Purchase Agreement, dated as of January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.2(2)	$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(3)	Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws of the Company.

4.1(5)	Form of Stock Certificate.

4.2(6)	Form of Series A Warrant.

4.3(6)	Form of Series B Warrant.

4.4(7)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(8)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1(9)†	Standard Form of RSU Agreement under 2004 Stock Incentive Plan.

10.2(9)†	Form of RSU Agreement used for Mr. Davenport under 2004 Stock Incentive Plan.

10.3(9)†	Summary Description of 2007 MICP.

10.4(10)	Amendment to Loan Documents, dated as of February 23, 2007, by and between Endocare, Inc. and Silicon Valley Bank.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(5)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(7)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(8)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(9)	Previously filed as an exhibit to our Form 8-K filed on February 27, 2007.

(10)	Previously filed as an exhibit to our Form 8-K filed on February 28, 2007.