Form 10-Q
period 2007-06-30
ENDOCARE INC
filed 2007-08-07
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at June 30, 2007 was 34,784,939.

Endocare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)
Total revenues	$7,901	$6,908	$15,447	$14,170

Costs and expenses:
Cost of revenues	2,713	3,256	5,335	7,021
Research and development	621	475	1,236	1,486
Selling and marketing	4,099	3,904	7,862	7,673
General and administrative	2,845	2,072	6,674	6,067

Total costs and expenses	10,278	9,707	21,107	22,247

Loss from operations	(2,377)	(2,799)	(5,660)	(8,077)
Interest expense related to common stock warrants	—	1,908	—	1,696
Interest income, net	113	183	139	349

Loss from continuing operations before taxes	(2,264)	(708)	(5,521)	(6,032)
Tax benefit on continuing operations	—	—	—	151

Loss from continuing operations	(2,264)	(708)	(5,521)	(5,881)
Income from discontinued operations (including gain on disposal of $0.5 million in 2006), net of taxes	—	—	—	245

Net loss	$(2,264)	$(708)	$(5,521)	$(5,636)

Net (loss) income per share — basic and diluted:
Continuing operations	$(0.07)	$(0.02)	$(0.17)	$(0.20)
Discontinued operations	$—	$—	$—	$0.01

Weighted average shares of common stock outstanding	32,748	30,166	31,854	30,155
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,245	$1,811
Accounts receivable, net	5,079	4,161
Inventories, net	2,597	2,260
Prepaid expenses and other current assets	1,862	1,284

Total current assets	16,783	9,516

Property and equipment, net	786	1,040
Intangibles, net	3,328	3,613
Investments and other assets	982	2,077

Total assets	$21,879	$16,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,384	$3,393
Accrued compensation	2,911	3,000
Line of credit	1,123	—
Other accrued liabilities	3,379	3,594

Total current liabilities	10,797	9,987

Other long term liabilities	194	74
Common stock warrants	—	1,307

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 34,785 and 30,679 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	35	31
Additional paid-in capital	197,190	181,289
Accumulated deficit	(186,337)	(176,442)

Total stockholders’ equity	10,888	4,878

Total liabilities and stockholders’ equity	$21,879	$16,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,521)	$(5,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on divestiture	—	(418)
Depreciation and amortization	613	857
Loss on sale of placement units and other fixed assets	52	—
Extinguishment of payroll tax liabilities	(121)	(869)
Stock-based compensation	1,576	1,858
Net interest expense related to common stock warrants	—	(1,696)

Changes in operating assets and liabilities:
Accounts receivable	(918)	540
Inventories	(407)	305
Prepaid expenses and other assets	516	531
Accounts payable	(7)	(279)
Accrued compensation	79	(1,045)
Other liabilities	(95)	(1,561)

Net cash used in operating activities	(4,233)	(7,413)

Cash flows from investing activities:
Purchases of property and equipment	(56)	(86)
Proceeds from divestitures	—	7,277

Net cash provided by (used in) investing activities	(56)	7,191

Cash flows from financing activities:
Stock options exercised	—	108
Net borrowings on line of credit	1,123	—
Proceeds from sale of common stock	8,600	—

Net cash provided by financing activities	9,723	108

Net increase (decrease) in cash and cash equivalents	5,434	(114)
Cash and cash equivalents, beginning of period	1,811	8,108

Cash and cash equivalents, end of period	$7,245	$7,994

Non-cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$174	$361
Transfer of Cryocare Surgical Systems from property and equipment to inventory for sale	$105	$376
Note receivable received in divestiture	$—	$1,425
Adoption of FSP 00-19-2:
Reduction of retained earnings	$4,373	$—
Increase in additional paid-in capital	$5,680	$—
Reduction of common stock warrant liability	$1,307	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Endocare, Inc. and Subsidiary
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2. Basis of Presentation
     Following the rules and regulations of the Securities and Exchange Commission (SEC), we have omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2007.
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2007, we had an accumulated deficit of $186.3 million and cash and cash equivalents of $7.2 million. Of the cash balance, $1.1 million is borrowed on our line of credit, which is payable on a current basis. As of June 30, 2007, we have sold $1.6 million in stock under our agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) and $7.0 million in stock to Frazier Healthcare V, L.P. (“Frazier”) as more fully described below.
     We do not expect to reach cash flow positive operations in 2007, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions. Although in July 2006 we resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see Note 10 – “Commitments and Contingencies”), we still have obligations to indemnify and advance the legal fees of our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our business, financial condition, results of operations and liquidity. For the six months ended June 30, 2007, we incurred expenses of $1.0 million relating to legal fees of former officers and former directors and recorded insurance recoveries of $0.7 million. As of June 30, 2007, there remained an aggregate of $0.3 million in coverage. For a description of this insurance coverage, please refer to the Form 8-K that we filed on February 25, 2005 and Note 10 — “Commitments and Contingencies.”

     We also face large cash expenditures in the future related to past due state and local tax obligations, primarily sales and use taxes, which we estimate to be approximately $2.5 million. The amount was fully accrued as of June 30, 2007. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
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
     We received $7.0 million from the sale of our common stock to Frazier in May 2007. Our other funding sources include a $16.0 million common stock purchase agreement with Fusion Capital and a $4.0 million credit agreement with Silicon Valley Bank discussed below. The funding availability under both agreements is subject to many conditions, some of which are predicated on events that are not within our control. Under the Fusion Capital agreement, we are limited as to the amount of stock we can sell each time. It also contains default provisions and is automatically suspended if the trading prices of our shares fall below $1.00. In addition, the extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price per share of our common stock. The bank credit facility contains restrictive covenants and subjective acceleration clauses that permit the lender to accelerate payment of all outstanding balances or cease to make further advances to us in the event of default or if the lender determines in its judgment that a material adverse change has occurred or will occur. Although we are in compliance with these conditions and covenants as of June 30, 2007, there is no assurance that we will be able to comply with all requirements in future periods, that we can obtain a waiver if an event of default occurs or that the lender will not exercise the subjective acceleration clause. Accordingly, we cannot guarantee that these capital resources will be available when needed or will be sufficient.
     As of June 30, 2007, we had sold 880,191 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. Since we have authorized 8,000,000 shares for sale under the stock purchase agreement, the selling price of our common stock to Fusion Capital would have to average at least $2.00 per share for us to receive the maximum proceeds of $16.0 million. As of June 30, 2007, we had $1.1 million outstanding under the line of credit facility, which expires on February 27, 2008. The terms of these agreements are described in Note 5 – “Private Placement of Common Stock and Warrants,” and Note 6 – “Bank Line of Credit.”
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
     We may borrow funds under our line of credit with our bank for short-term needs as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions. We believe that the financing with Fusion Capital and our line of credit with our bank should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows. However, our cash needs are not entirely predictable. Even if we are able to access the full $16.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. In addition, if financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we would need to secure another source of funding in order to satisfy our working capital needs. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows.
     Because of the subjective acceleration clauses and other contingencies referred to above, the audit report of our independent auditors contained in our Annual Report on Form 10-K filed on March 16, 2007 contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern. This opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.
4. Sale of Timm Medical
     On January 13, 2006, we entered into a stock purchase agreement with Plethora Solutions Holdings plc (Plethora), a company listed on the London Stock Exchange. Under this agreement Plethora agreed to acquire Timm Medical, a wholly owned subsidiary of Endocare, for $9.5 million. The transaction closed on February 10, 2006. After the sale, we did not receive significant direct cash flows from Timm Medical and had no significant continuing involvement in its operations. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Timm Medical were classified as discontinued operations in the condensed consolidated financial statements from the date we decided to sell Timm Medical. Sale proceeds (net of $0.6 million in transaction costs) totaled $8.9 million and resulted in a gain on sale of $0.5 million in the first quarter of 2006. Gross proceeds of $9.5 million include cash of $8.1 million and a two-year, five percent promissory note for $1.4 million which is secured by the assets of Timm Medical. The note is convertible into Plethora’s ordinary shares at any time at our option. If Plethora’s shares trade above a specified price for 20 consecutive days, Plethora has the option to require conversion. We are currently in discussions with Plethora to potentially accelerate the payment of the note for a lump sum discounted amount. Based on these discussions we have reserved $0.3 million of the note balance in the fourth quarter of 2006. Net cash proceeds from the divestiture were $7.3 million after $0.6 million in transaction costs and $40,000 in cash of Timm Medical as of the date of disposition.
     We agreed to retain certain assets and liabilities of Timm Medical, including all tax liabilities totaling $1.1 million, obligations and rights to a $2.7 million note receivable from SRS Medical Corporation, relating to the sale of Timm Medical’s urinary incontinence product line in 2003, certain litigation to which Timm Medical was a party and ownership of Urohealth BV (Timm Medical’s wholly-owned subsidiary with insignificant operations). Assets and liabilities we retained and their related revenues and expenses are excluded from discontinued operations. The stock purchase agreement requires that payments under the promissory note described above be placed in an indemnification escrow in certain circumstances to indemnify Plethora against certain claims and liabilities.
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

     Revenues for Timm Medical were $1.0 million (for the period from January 1, 2006 through date of sale, February 10, 2006). Income from discontinued operations for the six months ended June 30, 2006 included a $0.5 million gain on disposal and is net of $0.2 million in taxes.

5. Private Placement of Common Stock and Warrants
May 2007 Private Placement
     On May 24, 2007 we entered into a common stock subscription agreement with Frazier and on May 25, 2007 we entered into a registration rights agreement with Frazier. Under the subscription agreement, Frazier agreed to purchase 3,255,814 shares of our common stock at a price per share of $2.15, for aggregate proceeds to us of $7.0 million.
     In the subscription agreement, Frazier agreed to lock-up provisions restricting the transferability of the shares, for a period of one year for 75 percent of the shares and a period of 18 months for 25 percent of the shares. The lock-up provisions expire early if we undergo a change in control or if we issue significant additional amounts of securities in certain circumstances after May 25, 2007, as described in the subscription agreement.
     In the registration rights agreement, we agreed to file a registration statement with the SEC on or before February 25, 2008 to register the shares for resale. We also agreed to use commercially reasonable efforts to cause the registration statement to become effective as promptly as possible thereafter, with the intention that the registration statement will be available for resale by Frazier once the lock-up restrictions expire. In addition, we agreed to use commercially reasonable efforts to keep the registration statement effective until May 25, 2010.
Fusion Capital Equity Purchase Agreement
     On October 25, 2006, we entered into a common stock purchase agreement with Fusion Capital as described above under Note 3 – “Recent Operating Results and Liquidity.” Under this agreement we have the right to sell to Fusion Capital up to $16.0 million worth of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale, without any fixed discount. Common stock may be sold in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $1.50 or higher, subject to our ability to comply with certain ongoing requirements discussed below. This $150,000 increment can be further increased at graduated levels up to $1.0 million if the market price per share increases from $1.50 to $6.00. If the price of the stock is below $1.00 per share, the obligation for Fusion Capital to buy any shares of stock is automatically suspended. Under the terms of the agreement, we issued 473,957 shares of common stock to Fusion Capital for no consideration as a commitment fee.
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
     Through June 30, 2007, we had sold 880,191 shares for gross proceeds of $1.6 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement. In relation to this agreement we have prepaid $100,000 in fees to the investment advisory firm in 2006. Through June 30, 2007 we incurred $99,000 of these fees. As of June 30, 2007, we have approximately $14.4 million in remaining funding available with Fusion based on our closing stock price on that date.

March 2005 Private Placement
     On March 11, 2005, we completed a private placement of 5,635,378 shares of our common stock and detachable warrants to purchase 3,944,748 common shares at an offering price of $2.77 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. Of the total warrants, 1,972,374 had an initial exercise price of $3.50 (Series A warrants) per share and 1,972,374 had an initial exercise price of $4.00 (Series B warrants) per share. The expiration date of the warrants is May 1, 2010. One current member and one former member of our management team made personal investments totaling $0.7 million in the aggregate, and a member of our Board of Directors invested $0.3 million.
     The warrants have an anti-dilution clause that is triggered upon issuance of a certain number of shares of our common stock that reduces the effective exercise price of the warrants to preserve the ownership of the warrant holders. As a result of our May 2007 private placement and the issuance of shares to Fusion Capital through June 30, 2007, the exercise price of the Series A Warrants decreased to $3.34 to effectively provide holders an additional 95,019 shares and the Series B Warrant exercise price decreased to $3.79 effectively providing the Series B Warrant holders an additional 111,592 shares.
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
     Upon exercise, we will pay transaction fees equal to 6.0 percent of the warrant proceeds under a pre-existing capital advisory agreement.
     Pursuant to the terms of the registration rights agreement relating to the March 2005 financing, we filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock originally underlying the issued warrants. The S-2 registration statement was declared effective September 28, 2005. We subsequently filed a post-effective amendment on Form S-3, which was declared effective March 28, 2006 and a post-effective amendment on Form S-1, which was declared effective March 30, 2007.
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
     Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares, we accounted for the registration payment arrangement and warrants as one instrument classified as a derivative (a non-current liability) under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We allocated a portion of the March 2005 offering proceeds to the warrants based on their fair value at issuance. Through December 31, 2006, we revalued the warrants as a derivative instrument quarterly in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. In December 2006, the Financial

Accounting Standards Board issued FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, which changed the way we account for the outstanding warrants. FSP No. 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continue to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Upon adoption of FSP No. 00-19-2 on January 1, 2007, the value of the warrants as of the original issue date ($5.7 million) was reclassified to equity without regard to the contingent obligation to transfer consideration under the registration payment arrangement. The difference between the $5.7 million and the carrying value of the warrant liability as of December 31, 2006 ($1.3 million) was recorded as a cumulative-effect adjustment to reduce opening retained earnings on January 1, 2007. Hereafter, accruals for liquidated damages, if any, will be recorded when they are probable and reasonably estimable.
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
     The credit facility permits the borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all receivable collections which are held in trust for the Bank. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on the effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility. A termination fee will also be assessed if the credit facility is terminated prior to expiration. We had no outstanding borrowings at December 31, 2006. As of June 30, 2007 there was $1.1 million outstanding on the line of credit.
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
     The agreement governing the credit facility contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the lender. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the lender to which all collections are deposited. Under the subjective acceleration clause, the lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the lender against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal to or greater than the sum of a base amount ($1,000 as of June 30, 2007) plus 25 percent of all consideration received from issuing equity securities and subordinated debt and 25 percent of positive consolidated net income in each quarter.
     We were not in compliance with the minimum tangible net worth covenant for the months September 2006 to November 2006. On December 22, 2006, we signed an amendment to the agreement governing the credit facility. Among other things, the amendment (i) modified the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modified the definition of accounts that are ineligible under the borrowing base calculation; (ii) modified the loan margin as defined to 1.50 percent, and (iii) waived non-compliance with the minimum tangible net worth requirement at September 30, 2006, October 31, 2006 and November 30, 2006, and modified the terms of the covenant. As of December 31, 2006 and June 30, 2007, we were in compliance with all covenants. During February through May 2007, the outstanding advances exceeded 50 percent of the receivable borrowing base referred to above. As required by the agreement our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the lender’s approval through June 30, 2007. The daily borrowings and repayments have been presented on a net basis in the condensed consolidated statements of cash flows. As of July 13, 2007, we were no longer required to repay and re-borrow funds on a daily basis.
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
     On August 6, 2007, our Board of Directors authorized us to proceed with a one-for-three reverse stock split of our outstanding common stock in order to satisfy the minimum bid price requirement for initial listing on The NASDAQ Capital Market. The record date established for the reverse stock split is August 20, 2007. As described in the proxy statement that we filed with the SEC on April 9, 2007, stock and stock equivalents including shares available for issuance under equity compensation plans will be automatically adjusted to reflect the stock split. However, the stock split will not affect our authorized capital stock, which will remain at 50,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our Board reserves the right, exercisable at any time prior to the effectiveness of the stock split, to modify the ratio or record date of the stock split or to not proceed with the stock split.
8. Stock-Based Compensation
     Our equity incentive programs include stock options, restricted stock units and deferred stock units. Some awards vest based on continuous service while others vest or accelerate-vest based on performance conditions, such as profitability goals. On January 1, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors.
     Under SFAS No. 123R, the fair value of share-based awards is estimated at grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. For awards that vest based on service, we record compensation expense ratably over the service period from the date of grant. For performance-based awards, we begin recording compensation expense over the remaining service period when we determine that achievement is probable. Change in estimates as to the probability of vesting is recorded through cumulative catch-up adjustments when the assessment is made. Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.
9. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.

     The following is a summary of inventories (excluding assets of discontinued operations):

	June 30,	December 31,
	2007	2006
Raw materials	$1,865	$1,750
Work in process	614	300
Finished goods	723	778

Total inventories	3,202	2,828
Less: inventory reserve	(605)	(568)

Inventories, net	$2,597	$2,260

10. Commitments and Contingencies
Legal Proceedings
Governmental Investigations and Legal Proceedings
     As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the SEC on July 14, 2006 and entered into a non-prosecution agreement with the DOJ on July 18, 2006. These two agreements effectively resolve with respect to us the investigations begun by the SEC and by the DOJ in January 2003, regarding allegations that we and certain of our former officers and former directors and one current employee issued, or caused to be issued, false and misleading statements regarding our financial results for 2001 and 2002 and related matters. Under the terms of the consent judgment with the SEC: (i) we paid $750,000 in civil penalties and disgorgement; and (2) we agreed to a stipulated judgment enjoining future violations of securities laws. On April 7, 2006, we entered into an escrow agreement with Morrison & Foerster LLP, our outside counsel, pursuant to which we placed the $750,000 anticipated settlement in escrow with Morrison & Foerster at the request of the SEC staff. The funds were released from the escrow to the SEC in August 2006. A liability for the monetary penalty was accrued in 2004.
     The investigations and legal proceedings related to certain former officers and former directors remain ongoing and are not affected by our settlements with the SEC and DOJ. We remain contractually obligated to pay legal fees for and otherwise indemnify these former officers and former directors. On August 9, 2006 the SEC filed civil fraud charges in federal district court against two former officers. On April 9, 2007, these two former officers were indicted by a federal grand jury in Orange County, California. Our directors’ and officers’ liability insurance may fund certain losses, including defense costs, related to these matters. As of June 30, 2007, we had $0.3 million in remaining available coverage under the applicable excess directors and officers’ liability policy. This policy reimburses 75 percent of the first $2.25 million in eligible costs to a maximum of approximately $1.7 million, zero percent of the next $500,000 and 57.5 percent of the next $1 million to a maximum of $0.6 million. For further information regarding this coverage, please refer to the Form 8-K that we filed on February 25, 2005.
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

     In addition, in the normal course of business, we are subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of June 30, 2007, we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and potential liability cannot be reliably estimated at this time. However, our evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future.
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
     As of the adoption date, we had $240,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of January 1, 2007	$240,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance as of June 30, 2007	$240,000

Because of our historical losses, FIN 48 did not have an effect on our accounting and disclosure for income taxes. We do not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. We have approximately $40,000 of accrued interest related to uncertain tax positions as of January 1, 2007 and June 30, 2007. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
     We reported no net income tax expense from continuing and discontinued operations during the three and six months ended June 30, 2007 and 2006 due to our operating losses. The 2006 tax benefit on continuing operations of $0.2 million is the result of the 2006 first quarter pre-tax book losses being utilized against pre-tax book income from discontinued operations. There is an offsetting tax provision within discontinued operations. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of June 30, 2007 and December 31, 2006.

12. Results of Operations
     Revenues and cost of revenues from continuing operations related to the following products and services for the periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Cryoablation disposable products	$5,417	$3,397	$10,620	$5,808
Cryocare Surgical Systems	521	225	998	445
Other	115	12	149	22

	6,053	3,634	11,767	6,275
Cryoablation procedure fees	1,746	3,135	3,488	7,598
Cardiac royalties (CryoCath)	102	139	192	297

	$7,901	$6,908	$15,447	$14,170

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,353	$3,028	$4,746	$6,424
Cryocare Surgical Systems	360	228	589	597

	$2,713	$3,256	$5,335	$7,021

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
Strategy, Key Metrics and Developments
     Our primary objective is to grow market share, currently measured in terms of the estimated number of procedures performed with our Cryocare Surgical System, which we calculate using two primary components. The first component is the actual number of cryoablation cases for which we provide the cryoablation products for a treatment and are also responsible for performing the service element on behalf of the healthcare facility. Cryoablation services generally consist of rental and transport of a Cryocare Surgical System as well as the service of a technician to assist the physician with the setup and monitoring of the equipment. In the second, we compute an estimated cryoablation case equivalent based on direct sales of our cryoablation disposable products (without the service component) by using the expected disposable product usage for those sales. Estimated procedure growth has been an important metric to which we have referred during the past several years in order to measure the success of our strategy.
     In addition to being a key business metric, procedure growth has been an important driver of revenue growth, because a significant percentage of our revenue consists of sales of the disposable products used in procedures performed with the Cryocare Surgical System, as shown below under “Results of Operations.” In 2003 we redirected our strategy for our cryoablation business away from emphasizing sales of Cryocare Surgical Systems and instead toward seeking to increase sales of cryoablation disposable products. Historically, we were responsible for performing the service element of the procedure on behalf of the healthcare facility for the majority of our reported procedures. Beginning in 2004, we changed our business model to emphasize our strength as a medical device manufacturer and strategically reduced the amount of revenues attributable to the service model where we are responsible for performing the service element of the procedures on behalf of the healthcare facility for a procedure fee. By the fourth quarter of 2006, we had achieved our goal of having the substantial majority of our procedures comprised of sales of cryoablation disposable products without the service element. During 2006, we succeeded in causing the percentage of total estimated domestic cryoablation procedures for which we perform the service element to decline from 50 percent of total reported procedures for the three months ended March 31, 2006 to 20 percent of total reported procedures for the three months ended December 31, 2006. During the three months ended June 30, 2007, the percentage for which we performed the service element of the procedure declined further to 15 percent of total reported procedures.
     Given that we have accomplished the business model transition mentioned above, the majority of our revenues are from sales of cryoablation disposable products and we will again be able to view revenue growth as an important business metric going forward. One result of our new model is that our customers – hospitals and third-party service providers – are now carrying inventories of our probes and other equipment for use in performing cryoablation procedures. Because of the variability of probe use across patients and applications, determining precisely how many procedures are performed based on sales of cryoablation disposable products is becoming more difficult. Because we are less involved in providing the service element of the procedure, we also will have less ability to ensure that we receive accurate case information in order to validate the assumptions we use about how many cryoprobes are used in an average procedure. Accordingly, we have decided that beginning in the fourth quarter of 2007 and going forward, in addition to revenues, we will begin to provide alternative business metrics such as the number of cryoprobes sold during the period. We believe that these measurements can provide more useful data to the investment community and other users of our financial statements and will allow us to be more precise with the data we provide.
     For periods through the end of 2007, we will continue to report estimated procedure numbers and the estimated growth rates of those procedures over prior periods.

     The change in our business model and revenue mix discussed above also has impacted our gross margin due to the disparity in per-procedure revenue between cases for which we are responsible for providing the service element and cases for which we merely sell disposable products. This disparity results from the fact that the revenue from a case for which we merely sell disposable products is less than the revenue from a case for which we are also responsible for providing the service element (referred to as procedure fees below). As the percentage of cases for which we merely sell disposable products increases relative to cases for which we are responsible for providing the service element, our incremental revenues grow at a slower rate than our overall procedure growth. However, the gross profit realized is generally equivalent since we do not incur fees to third party subcontractors for cases for which we merely sell disposable products. In contrast, in cases for which we are responsible for providing the service element, we typically subcontract with a third party service provider to provide the service element on our behalf and thereby incur service fees. As a result, our gross margin (gross profit as a percent of revenues) increases as we shift from procedure fees to sale of disposable products. As a result of this shift, over time, we expect the number of procedures performed to become a less important measure of our business and our revenues to become a more important metric.
     In the past several years, we have been successful in increasing the estimated number of domestic cryoablation procedures on a year-over-year basis. In 2005 total estimated procedures increased 36 percent to 6,407 from 4,713 in 2004. In 2006 total estimated procedures increased 22 percent to 7,802. During the three months ended June 30, 2007, total estimated procedures increased 26 percent to 2,435 from 1,938 in the three months ended June 30, 2006. During the six months ended June 30, 2007, total estimated procedures increased 28 percent to 4,750 from 3,699 in the prior year period.
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
Results of Operations
     Revenues and costs of revenues from continuing operations related to the following products and services for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Cryoablation disposable products	$5,417	$3,397	$10,620	$5,808
Cryocare Surgical Systems	521	225	998	445
Other	115	12	149	22

	6,053	3,634	11,767	6,275
Cryoablation procedure fees	1,746	3,135	3,488	7,598
Cardiac royalties (CryoCath)	102	139	192	297

	$7,901	$6,908	$15,447	$14,170

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,353	$3,028	$4,746	$6,424
Cryocare Surgical Systems	360	228	589	597

	$2,713	$3,256	$5,335	$7,021

     Costs of revenues for cryoablation disposable products and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees incorporate similar inventory when sold and we do not separately track the cost of disposable products sold directly to customers and those consumed in cryoablation procedures.
     We recognize revenues from sales of Cryocare Surgical Systems and disposable cryoprobes when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. Per-procedure fees are recorded when the service has been rendered.
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
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123R. As of June 30, 2007, there was $2.6 million of total unrecognized compensation costs related to stock options and $2.8 million related to restricted stock units. The stock-option compensation cost is expected to be amortized on a straight-line basis over a weighted average period of 1.08 years less any stock options forfeited prior to vesting. Compensation costs related to restricted stock units will be recorded over the remaining service period (2007 through 2009) if it is probable the performance conditions (Profitability Goals) will be satisfied. No expense related to these performance based awards has been recorded as of June 30, 2007.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues

	Three Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Cryoablation disposable products	$5,417	$3,397	$2,020	59.5%
Cryocare Surgical Systems	521	225	296	131.6%
Other	115	12	103	858.3%

	6,053	3,634	2,419	66.6%
Cryoablation procedure fees	1,746	3,135	(1,389)	(44.3)%
Cardiac royalties (CryoCath)	102	139	(37)	(26.6)%

	$7,901	$6,908	$993	14.4%

     Although our total number of estimated procedures increased approximately 26 percent to 2,435 from 1,938 for the three months ended June 30, 2007 compared to June 30, 2006, our increase in revenue is not reflective of this increase because of our change in revenue mix. Generally, we earn less revenue per estimated case for sales of cryoablation disposable products than for procedure fees; however the related gross margin as a percent of revenues for sales of cryoablation disposable products is greater. Of the total estimated procedures performed during the three months ended June 30, 2007, 15 percent were those for which we provided cryoablation services and 85 percent were from the sale of cryoablation disposable products. This compares to 33 percent for cryoablation services and 67 percent for sales of cryoablation disposable products during the three months ended June 30, 2006.
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
     Cardiac royalty revenues decreased for the three months ended June 30, 2007 over the same period in 2006. The contractual rate of royalties CryoCath is obligated to pay us as a percentage of related revenues decreased from 5.0 percent in 2006 to 3.0 percent in 2007.
     Revenues from sales of Cryocare Surgical Systems increased primarily due to increased international sales of our systems.
Cost of Revenues

	Three Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change
Three months ended	$2,713	$3,256	$(543)
Percent of revenues	34.3%	47.1%
     The decrease in cost of revenues resulted primarily from the change in the mix of our revenues from those where we are responsible for providing cryoablation procedure services to solely selling cryoablation disposable products. This mix shift led to a decrease in the number of cases for which we paid fees to third party service providers. In addition, costs of revenues declined due to decreases in materials, labor and overhead costs. During the three months ended June 30, 2007 and 2006, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.
Gross Profit and Gross Margin

	Three Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change
Cryoablation disposable products and procedure fees	$4,810	$3,504	$1,306
Cryocare surgical systems	161	(3)	164
Cardiac royalties (CryoCath) and other	217	151	66

	$5,188	$3,652	$1,536

	Three Months Ended		Percentage
	June 30,		Point
(percent of revenues)	2007	2006	Change
Cryoablation disposable products and procedure fees	60.9%	50.7%	10.2%
Cryocare Surgical Systems	2.0%	—	2.0%
Cardiac royalties (CryoCath)	2.8%	2.2%	0.6%

	65.7%	52.9%	12.8%

      The positive trend in gross margins (gross profit as a percentage of revenues) was primarily related to our shift from procedures where we bear responsibility for the service element of the procedure to those where we solely sell our cryoablation disposable products. Sales of cryoablation disposable products yield a higher gross margin than procedures performed by third party subcontractors. We also have continued to reduce manufacturing costs for our cryoablation disposable products, while increasing efficiencies in production.
Research and Development Expenses

	Three Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Research and development expenses	$621	$475	$146	30.7%
Percent of total revenues	7.9%	6.9%
     This increase is primarily attributable to expenses related to clinical studies, which are generally recognized in conjunction with milestones inherent in the studies and enrollment of patients, and as such are not always predictable in amount and timing. In 2007, we are focusing our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage. The 2007 increase in clinical studies expense was partially offset by a reduction in consulting, engineering supplies and stock-based compensation.
Selling and Marketing Expenses

	Three Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Selling and marketing expenses	$4,099	$3,904	$195	5.0%
Percent of total revenues	51.9%	56.5%
     Our efforts to reduce costs have been effective resulting in reductions in travel and entertainment costs, consulting costs and advertising, trade shows and related expenses totaling $0.2 million for the three months ended June 30, 2007. However, due mainly to the increased revenues in the current quarter over the same period last year, our cash compensation related costs increased $0.5 million. Included in selling and marketing expenses for the three months ended June 30, 2007 and 2006 were $0.1 million and $0.2 million in non-cash stock-based compensation expense, respectively.
General and Administrative Expenses

	Three Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
General and administrative expenses	$2,845	$2,072	$773	37.3%
Percent of total revenues	36.0%	30.0%

     The 2007 and 2006 periods included a $0.1 million and $0.9 million reduction in accrued payroll taxes pertaining to employee loans forgiven and stock option exercises that occurred in 2002 and prior, which was no longer statutorily due. Also included in general and administrative expenses for each of the quarters ended June 30, 2007 and June 30, 2006 was $0.7 million of non-cash stock-based compensation expense.
Interest Expense Related to Common Stock Warrants.

	Three Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Interest expense related to common stock warrants	$—	$(1,908)	$(1,908)	(100.0%)
Percent of total revenues	—	(27.6)%
     Interest expense related to common stock warrants resulted from the decrease in the fair value of common stock warrants in connection with our March 2005 private placement. As a result of a provision for liquidated damages under a related registration rights agreement, these warrants were accounted for as derivatives through December 31, 2006 and were carried at fair value with changes in fair value recorded through interest expense. Effective January 1, 2007, we adopted FASB Staff Position (FSP) No. 00-19-02, Accounting for Registration Payment Arrangements, which no longer requires the warrants to be recorded as derivatives and no interest expense was recorded for these warrants during the three months ended June 30, 2007. See Note 5 – “Private Placement of Common Stock and Warrants” for further discussion.
Interest Income, Net

	Three Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Interest income, net	$113	$183	$(70)	(38.3)%
Percent of total revenues	1.4%	2.6%
     Interest income, net in the 2007 and 2006 periods includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances.
Net Loss

	Three Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Net loss	$(2,264)	$(708)	$1,556	219.8%
Percent of total revenues	(28.7)%	(10.2)%
     Net loss for the three months ended June 30, 2007 was $0.07 per basic and diluted share on 32.7 million weighted average shares outstanding, compared to a net loss of $0.02 per basic and diluted share on 30.2 million weighted average shares outstanding during the same period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenues

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Cryoablation disposable products	$10,620	$5,808	$4,812	82.9%
Cryocare Surgical Systems	998	445	553	124.3%
Other	149	22	127	577.3%

	11,767	6,275	5,492	87.5%
Cryoablation procedure fees	3,488	7,598	(4,110)	(54.1)%
Cardiac royalties (CryoCath)	192	297	(105)	(35.4)%

	$15,447	$14,170	$1,277	9.0%

     Although our total number of estimated procedures increased approximately 28 percent to 4,750 from 3,699 for the six months ended June 30, 2007 compared to June 30, 2006, our increase in revenue is not reflective of this increase because of our change in revenue mix. Generally, we earn less revenue per estimated case for sales of cryoablation disposable products than for procedure fees; however the related gross margin as a percent of revenues for sales of cryoablation disposable products is greater. Of the total estimated procedures performed during the six months ended June 30, 2007, 15 percent were those for which we provided cryoablation services and 85 percent were from the sale of cryoablation disposable products. This compares to 41 percent for cryoablation services and 59 percent for sales of cryoablation disposable products during the six months ended June 30, 2006.
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
     Cardiac royalty revenues decreased for the six months ended June 30, 2007 over the same period in 2006. The contractual rate of royalties CryoCath is obligated to pay us as a percentage of related revenues decreased from 5.0 percent in 2006 to 3.0 percent in 2007.
     Revenues from sales of Cryocare Surgical Systems increased primarily due to increased international sales of our systems.
Cost of Revenues

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change
Six months ended	$5,335	$7,021	$(1,686)
Percent of revenues	34.5%	49.5%
     The decrease in cost of revenues resulted primarily from the change in the mix of our revenues from those where we are responsible for providing cryoablation procedure services to solely selling cryoablation disposable products. This mix shift led to a decrease in the number of cases for which we paid fees to third party service providers. In addition, costs of revenues declined due to decreases in materials, labor and overhead costs. During the six months ended June 30, 2007 and 2006, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.
Gross Profit and Gross Margin

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change
Cryoablation disposable products and procedure fees	$9,362	$6,982	$2,380
Cryocare surgical systems	409	(152)	561
Cardiac royalties (CryoCath) and other	341	319	22

	$10,112	$7,149	$2,963

	Six Months Ended		Percentage
	June 30,		Point
(percent of revenues)	2007	2006	Change
Cryoablation disposable products and procedure fees	60.6%	49.3%	11.3%
Cryocare surgical systems	2.7%	(1.1%)	3.8%
Cardiac royalties (CryoCath) and other	2.2%	2.3%	(0.1)%

	65.5%	50.5%	15.0%

      The positive trend in gross margins (gross profit as a percentage of revenues) was primarily related to our shift from procedures where we bear responsibility for the service element of the procedure to those where we solely sell our cryoablation disposable products. Sales of cryoablation disposable products yield a higher gross margin than procedures performed by third party subcontractors. We also have continued to reduce manufacturing costs for our cryoablation disposable products, while increasing efficiencies in production.
Research and Development Expenses

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Research and development expenses	$1,236	$1,486	$(250)	(16.8)%
Percent of total revenues	8.0%	10.5%
     This decrease is primarily attributable to a $0.2 million reduction in educational grants and clinical studies expenses. In 2007, we are focusing our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage. In addition, these expenses are generally recognized in conjunction with milestones inherent in the studies and as such are not always predictable in amount and timing. Also contributing to the decrease is a reduction in consulting, engineering supplies and stock-based compensation.
Selling and Marketing Expenses

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Selling and marketing expenses	$7,862	$7,673	$189	2.5%
Percent of total revenues	50.9%	54.1%
     Our efforts to reduce costs have been effective resulting in reductions in travel and entertainment costs, consulting costs and advertising, trade shows and related expenses totaling $0.5 million for the six months ended June 30, 2007. However, due mainly to the increased revenues in the current six month period over the same period last year, our cash compensation related costs increased $0.9 million. Included in selling and marketing expenses for the six months ended June 30, 2007 and 2006 were $0.2 million and $0.4 million in non-cash stock-based compensation expense, respectively.
General and Administrative Expenses

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
General and administrative expenses	$6,674	$6,067	$607	10.0%
Percent of total revenues	43.2%	42.8%

     This increase is primarily due to increased legal fees generated by the law firms representing the former officers and former directors in connection with the ongoing SEC and DOJ matters, as well as legal action taken against KPMG as described in Note 10 — “Commitments and Contingencies.” The legal fees, net of insurance reimbursement, incurred during the six months ended June 30, 2007 were $0.4 million greater than those incurred during the six months ended June 30, 2006. In addition, legal fees related to legal action against KPMG were $0.3 million during 2007. Included in general and administrative expenses during the 2007 and 2006 period was a $0.1 million and $0.9 million reduction in accrued payroll taxes pertaining to employee loans forgiven and stock option exercises that occurred in 2002 and prior, which was no longer statutorily due. As a result of our concerted effort to reduce costs, our audit, accounting and consulting fees decreased by over $0.6 million for the six months ended June 30, 2007 as compared to the same period in 2006. Also offsetting the increased legal and payroll tax expense is the recovery of previously unbilled sales and use taxes from liable customers of $0.2 million. Also included in general and administrative expenses for each of the six months ended June 30, 2007 and June 30, 2006 was $1.3 million of non-cash stock-based compensation expense.
Interest Expense Related to Common Stock Warrants

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Interest expense related to common stock warrants	$—	$(1,696)	$(1,696)	(100.0%)
Percent of total revenues	—	(12.0%)
     Interest expense related to common stock warrants resulted from the decrease in the fair value of common stock warrants related to our March 2005 private placement. As a result of a provision for liquidated damages under a related registration rights agreement, these warrants were accounted for as derivatives through December 31, 2006 and were carried at fair value with changes in fair value recorded through interest expense. Effective January 1, 2007, we adopted FASB Staff Position (FSP) No. 00-19-02, Accounting for Registration Payment Arrangements, which no longer requires the warrants to be recorded as derivatives and no interest expense was recorded for these warrants during the six months ended June 30, 2007. See Note 5 – “Private Placement of Common Stock and Warrants” for further discussion.
Interest Income, Net

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Interest income, net	$139	$349	$(210)	(60.2)%
Percent of total revenues	0.9%	2.5%
     Interest income, net in the 2007 and 2006 periods includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances.
Net Loss

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Net loss	$(5,521)	$(5,636)	$(115)	(2.0)%
Percent of total revenues	(35.7)%	(39.8)%
     Net loss for the six ended June 30, 2007 was $0.17 per basic and diluted share on 31.9 million weighted average shares outstanding, compared to a net loss of $0.19 per basic and diluted share on 30.2 million weighted average shares outstanding during the same period in 2006.

Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2007, we had an accumulated deficit of $186.3 million and cash and cash equivalents of $7.2 million.
     We do not expect to reach cash flow positive operations in 2007, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investments in initiatives that we believe should ultimately result in cost reductions. Although in July 2006 we resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see Note 10 – “Commitments and Contingencies”), we still have obligations to indemnify and advance the legal fees of our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. The amount of those legal fees may exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our business, financial condition, results of operations and liquidity. For the six months ended June 30, 2007, we incurred expenses of $1.0 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.7 million. As of June 30, 2007, there remained an aggregate of $0.3 million available under this insurance coverage. For a description of this insurance coverage, please refer to the Form 8-K that we filed on February 25, 2005 and Note 10 — “Commitments and Contingencies.”
     We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.5 million and which was accrued as of June 30, 2007. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities.
     As discussed in Note 5 “Private Placement of Common Stock and Warrants,” on October 25, 2006, we entered into an agreement with Fusion Capital which gives us the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount (in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $1.50 or higher), subject to our ability to comply with certain ongoing requirements. These requirements include, among others, maintaining effectiveness of the registration statement covering the sale of the shares purchased by Fusion Capital, and maintenance of per share trading prices at or above $1.00. The $150,000 increment can be increased if the market price of our common stock increases. The SEC declared the registration statement effective on December 1, 2006.
     Through June 30, 2007 we have sold 880,191 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. Since we have authorized 8,000,000 shares for sale under the stock purchase agreement, the selling price of our common stock to Fusion Capital would have had to average at least $2.00 per share for us to receive the maximum proceeds of $16.0 million.
     On May 24, 2007 we sold 3,255,814 shares of our common stock to Frazier Healthcare V, L.P. at a price per share of $2.15, for aggregate proceeds of $7.0 million.
     We will use existing cash reserves, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. We were not in compliance with the minimum tangible net worth covenant under our bank line of credit for the months of September to November 2006. On December 22, 2006, we signed an amendment to the Loan and Security Agreement. Among other things, the amendment (i) modifies the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modifies the definition of accounts that are ineligible under the borrowing base calculation; (ii) modifies the loan margin as defined to 1.50 percent, and (iii) waives non-

compliance with the minimum tangible net worth requirement as of September 30, 2006, October 31, 2006 and November 30, 2006, as well as modifies the terms of the covenant. As of December 31, 2006 and June 30, 2007, we were in compliance with all covenants. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008. As of June 30, 2007 we had $1.1 million outstanding on the line of credit. During February through May 2007, outstanding advances exceeded 50 percent of the accounts receivable borrowing base referred to above. As required by the agreement, our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrow the amount subject to the lender’s approval through June 30, 2007. As of July 13, 2007, we were no longer required to repay and re-borrow funds on a daily basis.
     Our cash needs are not entirely predictable and the future availability of funds from Fusion Capital and our bank is subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows.
     However, we believe that the Fusion Capital financing and bank line of credit, together with the $7.0 million that we received from Frazier Healthcare V, L.P., should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities and bank debt. As of June 30, 2007, the carrying values of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our second fiscal quarter for 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in the Form 10-K that we filed on March 16, 2007 and in Part II, Item 1, “Legal Proceedings” in the Form 10-Q that we filed on May 9, 2007. There have been no new reportable legal proceedings or material developments since the prior quarter.
Item 1A. Risk Factors
     Please see our 2006 Annual Report on Form 10-K filed with the SEC on March 16, 2007, which includes a detailed discussion of our risk factors. There have been no material changes in our risk factors from those disclosed in the Form 10-K, except for updating the following risk factor:
     In order to qualify our stock for relisting, our Board has approved a one-for-three reverse stock split to be become effective on August 20, 2007; this reverse stock split could adversely affect our stockholders.
     In order to qualify our stock for relisting, we may effectuate a reverse stock split. AMEX requires a minimum bid price of $2.00, The NASDAQ Capital Market requires a minimum bid price of $4.00 and The NASDAQ Global Market requires a minimum bid price of $5.00. As of July 31, 2007, the closing price for our common stock as reported on the OTC Bulletin Board was $2.48 per share. Our stockholders have authorized us to effectuate a reverse stock split at any time until May 10, 2009. The authorization allows for an exchange ratio ranging from one-to-two to one-to-five, including any fraction within that range. On August 6, 2007, our Board of Directors approved a one-for-three reverse stock split to become effective after the close of the market on August 20, 2007 in order to enable us to satisfy the $4.00 minimum bid price requirement of The NASDAQ Capital Market. In many instances historically the markets have reacted negatively to the effectuation of a reverse stock split. The trading price of our stock may be negatively affected by the reverse stock split.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None, except as previously reported.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on Thursday, May 10, 2007. Our stockholders approved the following matters at the Annual Meeting by the votes indicated:
     1. The stockholders elected the following six directors to our Board of Directors to serve until the 2008 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified:

	Number of Shares
	For	Abstain

John R. Daniels, M.D.	22,758,048	165,667
Craig T. Davenport	22,651,648	272,067
David L. Goldsmith	22,707,348	216,367
Eric S. Kentor	22,758,048	165,667
Terrence A. Noonan	22,707,848	215,867
Thomas R. Testman	22,757,348	166,367
     2. The stockholders voted to authorize our Board of Directors, in its discretion, to amend our Restated Certificate of Incorporation to effectuate a reverse stock split of our common stock, at an exchange ratio ranging from one-to-two to one-to-five, including any fraction within that range, at any time before May 10, 2009:

Number of Shares
For	21,747,512
Against	748,600
Abstain	427,603
     3. The stockholders ratified the selection of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2007:

Number of Shares
For	22,751,715
Against	140,925
Abstain	31,075

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
Michael R. Rodriguez
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 6, 2007

EXHIBIT INDEX

Exhibit
No.	Description

2.1(1)	Stock Purchase Agreement, dated as of January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.2(2)	$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.

3.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(3)	Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws of the Company.

4.1(5)	Form of Stock Certificate.

4.2(6)	Form of Series A Warrant.

4.3(6)	Form of Series B Warrant.

4.4(7)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(8)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1(9)	Common Stock Subscription Agreement, dated as of May 24, 2007, by and between Endocare, Inc. and Frazier Healthcare V, L.P.

10.2(9)	Registration Rights Agreement, dated as of May 25, 2007, by and between Endocare, Inc. and Frazier Healthcare V, L.P.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(5)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(7)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(8)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(9)	Previously filed as an exhibit to our Form 8-K filed on May 29, 2007