Form 10-Q
period 2007-09-30
ENDOCARE INC
filed 2007-11-06
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at September 30, 2007 was 11,594,895.

Endocare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Unaudited)
		(In thousands, except per share data)
Total revenues	$7,326	$6,700	$22,773	$20,870

Costs and expenses:
Cost of revenues	2,171	2,677	7,506	9,699
Research and development	699	581	1,935	2,067
Selling and marketing	3,500	3,725	11,362	11,398
General and administrative	2,881	3,196	9,556	9,262
Litigation settlement, net of related legal expenses	(677)	—	(677)	—

Total costs and expenses	8,574	10,179	29,682	32,426

Loss from operations	(1,248)	(3,479)	(6,909)	(11,556)
Interest expense related to common stock warrants	—	1,245	—	2,941
Interest income, net	264	85	402	434

Loss from continuing operations before taxes	(984)	(2,149)	(6,507)	(8,181)
Tax benefit on continuing operations	—	—	—	151

Loss from continuing operations	(984)	(2,149)	(6,507)	(8,030)
Income from discontinued operations (including gain on disposal of $0.5 million in 2006), net of taxes	—	—	—	245

Net loss	$(984)	$(2,149)	$(6,507)	$(7,785)

Net income (loss) per share – basic and diluted:
Continuing operations	$(0.08)	$(0.21)	$(0.59)	$(0.80)
Discontinued operations	$—	$—	$—	$0.02

Weighted average shares of common stock outstanding	11,595	10,058	10,947	10,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
ASSETS

Current assets:
Cash and cash equivalents	$7,569	$1,811
Accounts receivable, net	3,581	4,161
Inventories, net	2,702	2,260
Prepaid expenses and other current assets	2,083	1,284
Litigation settlement receivable	1,100	—

Total current assets	17,035	9,516

Property and equipment, net	769	1,040
Intangibles, net	3,203	3,613
Investments and other assets	988	2,077

Total assets	$21,995	$16,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,173	$3,393
Accrued compensation	3,258	3,000
Line of credit	880	—
Other accrued liabilities	3,170	3,594

Total current liabilities	10,481	9,987

Other long term liabilities	237	74
Common stock warrants	—	1,307

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 11,595 and 10,226 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	12	10
Additional paid-in capital	198,586	181,310
Accumulated deficit	(187,321)	(176,442)

Total stockholders’ equity	11,277	4,878

Total liabilities and stockholders’ equity	$21,995	$16,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,507)	$(7,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on divestiture	—	(418)
Revaluation of Plethora note receivable	(442)	—
Depreciation and amortization	874	1,227
Loss on sale of placement units and other fixed assets	52	5
Extinguishment of payroll tax liabilities	(121)	(869)
Stock-based compensation	2,949	1,986
Net interest expense related to common stock warrants	—	(2,941)

Changes in operating assets and liabilities:
Accounts receivable	581	826
Inventories	(612)	88
Prepaid expenses and other assets	731	430
Litigation settlement receivable, net of related legal expenses payable	(677)	—
Accounts payable	(640)	392
Accrued compensation	427	(144)
Other liabilities	(261)	(2,685)

Net cash used in operating activities	(3,646)	(9,888)

Cash flows from investing activities:
Purchases of property and equipment	(76)	(144)
Proceeds from divestitures	—	7,287

Net cash provided by (used in) investing activities	(76)	7,143

Cash flows from financing activities:
Stock options exercised	—	108
Net borrowings on line of credit	880	—
Proceeds from sale of common stock	8,600	—

Net cash provided by financing activities	9,480	108

Net increase (decrease) in cash and cash equivalents	5,758	(2,637)
Cash and cash equivalents, beginning of period	1,811	8,108

Cash and cash equivalents, end of period	$7,569	$5,471

Non-cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$273	$361
Transfer of Cryocare Surgical Systems from property and equipment to inventory for sale	$103	$418
Note receivable received in divestiture	$—	$1,425
Adoption of FSP 00-19-2:
Reduction of retained earnings	$4,373	$—
Increase in additional paid-in capital	$5,680	$—
Reduction of common stock warrant liability	$1,307	$—
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
     Effective on August 20, 2007, we effected a one-for-three reverse split of our common stock. All share amounts and per share amounts have been adjusted throughout the condensed consolidated financial statements and the related notes to reflect this reverse stock split for all periods presented. The reverse split did not affect the authorized shares and par value per share. On October 10, 2007, our common stock commenced trading on The NASDAQ Capital Market under the symbol “ENDO.”
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2007, we had an accumulated deficit of $187.3 million and cash and cash equivalents of $7.6 million. Of the cash balance, $0.9 million is borrowed on our line of credit, which is payable on a current basis. As of September 30, 2007, we have sold $1.6 million in stock under our agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) and $7.0 million in stock to Frazier Healthcare V, L.P. (“Frazier”) as more fully described below.
     We do not expect to reach cash flow positive operations on an annual basis in 2007, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions. Although in July 2006 we resolved the investigations by the SEC and the Department of Justice (DOJ) of our historical accounting and financial reporting (see Note 10 – “Commitments and Contingencies”), we still have obligations to indemnify and advance the legal fees of our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. We expect that the amount of those legal fees will exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our business, financial condition, results of operations and liquidity. For the nine months ended September 30, 2007, we incurred expenses of $1.2 million relating to legal fees of former officers and former directors and recorded insurance recoveries of $0.8 million. As of September 30, 2007, there remained an aggregate of $0.2 million available under this insurance coverage. For a description of this insurance coverage, please refer to the Form 8-K that we filed on February 25, 2005 and Note 10 — “Commitments and Contingencies.”
     We also face large cash expenditures in the future related to past due state and local tax obligations, primarily sales and use taxes, which we estimate to be approximately $2.3 million. The amount was fully accrued as of September 30, 2007. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
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
     We received $7.0 million from the sale of our common stock to Frazier in May 2007. Our other funding sources include a $16.0 million common stock purchase agreement with Fusion Capital and a $4.0 million credit agreement with Silicon Valley Bank discussed below. The funding availability under both agreements is subject to many conditions, some of which are predicated on events that are not within our control. Under the Fusion Capital agreement, we are limited as to the amount of stock we can sell each time. It also contains default provisions and is automatically suspended if the trading prices of our shares fall below $3.00. In addition, the extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price per share of our common stock. The bank credit facility contains restrictive covenants and subjective acceleration clauses that permit the lender to accelerate payment of all outstanding balances or cease to make further advances to us in the event of default or if the lender determines in its judgment that a material adverse change has occurred or will occur. Although we are in compliance with these conditions and covenants as of September 30, 2007, there is no assurance that we will be able to comply with all requirements in future periods, that we can obtain a waiver if an event of default occurs or that the lender will not exercise the subjective acceleration clause. Accordingly, we cannot guarantee that these capital resources will be available when needed or will be sufficient.
     As of September 30, 2007, we had sold 293,397 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. Since we have authorized 2,666,666 shares for sale under the stock purchase agreement, the selling price of our common stock to Fusion Capital would have to average at least $6.00 per share for us to receive the maximum proceeds of $16.0 million. As of September 30, 2007, we had $0.9 million outstanding under the line of credit facility, which expires on February 27, 2008. The terms of these agreements are described in Note 5 – “Private Placement of Common Stock and Warrants,” and Note 6 – “Bank Line of Credit.”
     Our continuing losses, cash flow deficits and obligations, along with the contingencies in our funding sources, together raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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
     We may borrow funds under our line of credit with our bank for short-term needs as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions. We believe that the financing with Fusion Capital and our line of credit with our bank should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows on a consistent basis. However, our cash needs are not entirely predictable. Even if we are able to access the full $16.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. In addition, if financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we would need to secure another source of funding in order to satisfy our working capital needs. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis.
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
4. Sale of Timm Medical
     On January 13, 2006, we entered into a stock purchase agreement with Plethora Solutions Holdings plc (Plethora), a company listed on the London Stock Exchange. Under this agreement Plethora agreed to acquire Timm Medical, a wholly owned subsidiary of Endocare, for $9.5 million. The transaction closed on February 10, 2006. After the sale, we did not receive significant direct cash flows from Timm Medical and had no significant continuing involvement in its operations. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Timm Medical were classified as discontinued operations in the condensed consolidated financial statements from the date we decided to sell Timm Medical. Sale proceeds (net of $0.6 million in transaction costs) totaled $8.9 million and resulted in a gain on sale of $0.5 million in the first quarter of 2006. Gross proceeds of $9.5 million include cash of $8.1 million and a two-year, five percent promissory note for $1.4 million which is secured by the assets of Timm Medical. The note is convertible into Plethora’s ordinary shares at any time at our option. If Plethora’s shares trade above a specified price for 20 consecutive days, Plethora has the option to require conversion. We had previously been in discussions with Plethora to potentially accelerate the payment of the note for a lump sum discounted amount. Based on these discussions we reserved $0.3 million of the note balance in the fourth quarter of 2006 and ceased accruing interest income on the note. Since that time, our discussions have ceased and we believe that it is unlikely that we would accept a discounted payment amount on the note. As a result, during the three months ended September 30, 2007, we eliminated the $0.3 million reserve and reinstated the note to its face value and recorded $0.1 million in interest income previously suspended. Net cash proceeds from the divestiture were $7.3 million after $0.6 million in transaction costs and $40,000 in cash of Timm Medical as of the date of disposition.
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

     Revenues for Timm Medical were $1.0 million (for the period from January 1, 2006 through date of sale, February 10, 2006). Income from discontinued operations for the nine months ended September 30, 2006 included a $0.5 million gain on disposal and is net of $0.2 million in taxes.
5. Private Placement of Common Stock and Warrants
May 2007 Private Placement
     On May 24, 2007 we entered into a common stock subscription agreement with Frazier and on May 25, 2007 we entered into a registration rights agreement with Frazier. Under the subscription agreement, Frazier agreed to purchase 1,085,271 shares of our common stock at a price per share of $6.45, for aggregate proceeds to us of $7.0 million.
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
Fusion Capital Equity Purchase Agreement
     On October 25, 2006, we entered into a common stock purchase agreement with Fusion Capital as described above under Note 3 – “Recent Operating Results and Liquidity.” Under this agreement we have the right to sell to Fusion Capital up to $16.0 million worth of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale, without any fixed discount. Common stock may be sold in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $4.50 or higher, subject to our ability to comply with certain ongoing requirements discussed below. This $150,000 increment can be further increased at graduated levels up to $1.0 million if the market price per share increases from $4.50 to $18.00. If the price of the stock is below $3.00 per share, the obligation for Fusion Capital to buy any shares of stock is automatically suspended. Under the terms of the agreement, we issued 157,985 shares of common stock to Fusion Capital for no consideration as a commitment fee.
     Under a related registration rights agreement, before Fusion Capital was obligated to purchase shares, we were required to file a registration statement covering the sale of up to 2,824,652 common shares within 20 days of signing the agreement. The registration statement was filed in November 2006 and declared effective by the SEC on December 1, 2006. We subsequently filed a post-effective amendment to the registration statement, which was declared effective March 30, 2007. We are required to maintain effectiveness of the registration statement until the earlier of the date that Fusion Capital may sell the shares without restriction pursuant to Rule 144(k) or the date that Fusion Capital has sold all purchased shares and no available unpurchased shares remain under the agreement. Upon occurrence of certain events of default as defined in the stock purchase agreement, including lapse of effectiveness of the registration statement for 10 or more consecutive business days or for 30 or more business days within a 365-day period, suspension of trading for three business days, delisting of the shares from the principal market on which they are traded, failure by our stock transfer agent to issue shares within five business days or other material breaches, Fusion Capital may terminate the stock purchase agreement. We have the right to terminate the agreement at any time.

     Through September 30, 2007, we had sold 293,397 shares to Fusion Capital for gross proceeds of $1.6 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement. As of September 30, 2007, we have approximately $14.4 million in remaining funding available with Fusion Capital based on our closing stock price on that date.
March 2005 Private Placement
     On March 11, 2005, we completed a private placement of 1,878,448 shares of our common stock and detachable warrants to purchase 1,314,892 common shares at an offering price of $8.31 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. Of the total warrants, 657,446 had an initial exercise price of $10.50 (Series A warrants) per share and 657,446 had an initial exercise price of $12.00 (Series B warrants) per share. The expiration date of the warrants is May 1, 2010. One current member and one former member of our management team made personal investments totaling $0.7 million in the aggregate, and a member of our Board of Directors invested $0.3 million.
     The warrants have an anti-dilution clause that is triggered upon issuance of a certain number of shares of our common stock that reduces the effective exercise price of the warrants to preserve the ownership of the warrant holders. As a result of our May 2007 private placement and the issuance of shares to Fusion Capital through September 30, 2007, the exercise price of the Series A Warrants decreased to $10.02 to effectively provide holders the right to purchase an additional 31,667 shares and the exercise price of the Series B Warrants decreased to $11.37 to effectively provide holders the right to purchase an additional 37,191 shares.
     The warrants initially are exercisable at any time during their term for cash only. The warrants may be exercised on a cashless exercise basis in limited circumstances after the first anniversary of the closing date if there is not an effective registration statement covering the resale of the shares underlying the warrants. Each warrant is callable by us at a price of $0.01 per share underlying such warrant if our stock trades above certain dollar per share thresholds ($19.50 for the Series A warrants and $22.50 for Series B warrants) for 20 consecutive days commencing on any date after the effectiveness of the registration statement, provided that (a) we provide 30-day advanced written notice (Notice Period), (b) we simultaneously call all warrants on the same terms and (c) all common shares issuable are registered. Holders may exercise their warrants during the Notice Period and warrants which remain unexercised will be redeemed at $0.01 per share.
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
     The credit facility permits the borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all receivable collections which are held in trust for the Bank. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on the effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility. A termination fee will also be assessed if the credit facility is terminated prior to expiration. We had no outstanding borrowings at December 31, 2006. As of September 30, 2007 there was $0.9 million outstanding on the line of credit.
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
     The agreement governing the credit facility contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the lender. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the lender to which all collections are deposited. Under the subjective acceleration clause, the lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the lender against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal to or greater than the sum of a base amount ($1,000 as of September 30, 2007) plus 25 percent of all consideration received from issuing equity securities and subordinated debt and 25 percent of positive consolidated net income in each quarter.
     We were not in compliance with the minimum tangible net worth covenant for the months September 2006 to November 2006. On December 22, 2006, we signed an amendment to the agreement governing the credit facility. Among other things, the amendment (i) modified the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modified the definition of accounts that are ineligible under the borrowing base calculation; (ii) modified the loan margin as defined to 1.50 percent; and (iii) waived non-compliance with the minimum tangible net worth requirement at September 30, 2006, October 31, 2006 and November 30, 2006, and modified the terms of the covenant. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008. As of December 31, 2006 and September 30, 2007, we were in compliance with all covenants. During February through May 2007, the outstanding advances exceeded 50 percent of the receivable borrowing base referred to above. As required by the agreement our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the lender’s approval. The daily borrowings and repayments have been presented on a net basis in the condensed consolidated statements of cash flows. In June 2007, outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.
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
8. Stock-Based Compensation
     Our equity incentive programs include stock options, restricted stock units and deferred stock units. Some awards vest based on continuous service while others vest or accelerate-vest based on performance conditions, such as profitability and sales goals. On January 1, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors.
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
     During the third quarter of 2007, the Company determined that it is probable the profitability goals will be met by the first quarter of 2009 and that the related performance-based awards will vest. In conjunction with this change in assessment, the Company recorded $0.5 million of compensation expense in the third quarter, including a cumulative adjustment for expenses relating to the second quarter of 2007 as if the probable assessment had been determined at the original grant date.

     Total stock-based compensation expense recorded in the three and nine-months ended September 30, 2007 is $1.4 million and $2.9 million, respectively. Total stock-based compensation expense recorded in the three and nine-months ended September 30, 2006 is $0.1 million and $2.0 million, respectively. These amounts are primarily included in selling and marketing and general and administrative expenses.
9. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.
     The following is a summary of inventories (excluding assets of discontinued operations):

	September 30,	December 31,
	2007	2006
Raw materials	$1,899	$1,750
Work in process	426	300
Finished goods	849	778

Total inventories	3,174	2,828
Less: inventory reserve	(472)	(568)

Inventories, net	$2,702	$2,260

10. Commitments and Contingencies
Legal Proceedings
     Governmental Investigations and Legal Proceedings
     As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the SEC on July 14, 2006 and entered into a non-prosecution agreement with the DOJ on July 18, 2006. These two agreements effectively resolve with respect to us the investigations begun by the SEC and by the DOJ in January 2003, regarding allegations that we and certain of our former officers and former directors and one current employee issued, or caused to be issued, false and misleading statements regarding our financial results for 2001 and 2002 and related matters. Under the terms of the consent judgment with the SEC: (i) we paid $750,000 in civil penalties and disgorgement; and (2) we agreed to a stipulated judgment enjoining future violations of securities laws. On April 7, 2006, we entered into an escrow agreement with our outside counsel, pursuant to which we placed the $750,000 anticipated settlement in escrow with our outside counsel at the request of the SEC staff. The funds were released from the escrow to the SEC in August 2006. A liability for the monetary penalty was accrued in 2004.
     The investigations and legal proceedings related to certain former officers and former directors remain ongoing and are not affected by our settlements with the SEC and DOJ. We remain contractually obligated to pay legal fees for and otherwise indemnify these former officers and former directors. On August 9, 2006 the SEC filed civil fraud charges in federal district court against two former officers. On April 9, 2007, these two former officers were indicted by a federal grand jury in Orange County, California. Our directors’ and officers’ liability insurance has funded certain losses, including defense costs, related to these matters. As of September 30, 2007, we had $0.2 million in remaining available coverage under the applicable excess directors and officers’ liability policy. This policy reimburses 75 percent of the first $2.25 million in eligible costs to a maximum of approximately $1.7 million, zero percent of the next $500,000 and 57.5 percent of the next $1 million to a maximum of $0.6 million. For further information regarding this coverage, please refer to the Form 8-K that we filed on February 25, 2005.

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
     On September 11, 2007, we entered into a binding memorandum of understanding (MOU) with KPMG. The MOU resolves the litigation with KPMG. Under the MOU the parties have granted mutual releases and agreed to dismiss our respective claims in the litigation. In addition, KPMG agreed that no later than October 11, 2007 KPMG would pay to us a settlement amount of $1.0 million and would return to us fees in the amount of $0.2 million. KPMG made this payment and return of fees on October 11, 2007. Under a preexisting contingency fee agreement, we are required to pay one-third of the settlement amount and one-third of the returned fees to our outside litigation counsel. The net recovery of $0.7 million was recorded as a litigation settlement receivable as of September 30, 2007.
     Other Litigation
     In January 2006, we entered into a settlement and release agreement with certain parties against whom we had a claim from a judgment awarded to us in prior years. We received $0.2 million in the settlement of this claim, which was recorded as a reduction of general and administrative expenses in the first quarter of 2006.
     In addition, in the normal course of business, we are subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of September 30, 2007, we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and potential liability cannot be reliably estimated at this time. However, our evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future.
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
     As of the adoption date, we had $0.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of January 1, 2007	$240,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance as of September 30, 2007	$240,000

     Because of our historical losses, FIN 48 did not have an effect on our accounting and disclosure for income taxes. We do not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. We have approximately $40,000 of accrued interest related to uncertain tax positions as of January 1, 2007 and September 30, 2007. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

     We reported no net income tax expense from continuing and discontinued operations during the three and nine months ended September 30, 2007 and 2006 due to our operating losses. The 2006 tax benefit on continuing operations of $0.2 million is the result of the 2006 first quarter pre-tax book losses being utilized against pre-tax book income from discontinued operations. There is an offsetting tax provision within discontinued operations. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of September 30, 2007 and December 31, 2006.
12. Results of Operations
     Revenues and cost of revenues from continuing operations related to the following products and services for the periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Cryoablation disposable products	$5,312	$3,460	$15,932	$9,061
Cryocare Surgical Systems	385	423	1,383	814
Other	2	156	151	566

	5,699	4,039	17,466	10,441
Cryoablation procedure fees	1,541	2,492	5,029	9,963
Cardiac royalties (CryoCath)	86	169	278	466

	$7,326	$6,700	$22,773	$20,870

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,057	$2,636	$6,803	$9,060
Cryocare Surgical Systems	114	41	703	639

	$2,171	$2,677	$7,506	$9,699

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
13. Recent Accounting Pronouncements
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
14. Reclassification
     Certain 2006 amounts in the statements of cash flows have been reclassified to conform to 2007 presentation with respect to changes in operating assets and liabilities due to the sale of placement units and extinguishment of payroll tax liabilities.
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
     Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources is directed toward the promotion of our technology to urologists. In addition to selling our cryosurgical disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. Since 2003, we also maintain a dedicated sales team focused on selling percutaneous cryoablation procedures related to kidney, liver and lung cancer and palliative intervention to interventional radiology physicians throughout the United States. We intend to continue to identify and develop new markets for our cryosurgical products and technologies, particularly in the area of tumor ablation.
     We previously owned Timm Medical Technologies, Inc. (Timm Medical), a company focused on erectile dysfunction products. We sold Timm Medical to United Kingdom-based Plethora Solutions Holdings plc effective on February 10, 2006.
Strategy, Key Metrics and Developments
     Our primary objective is to grow market share, currently measured in terms of the estimated number of procedures performed with our Cryocare Surgical System, which we calculate using two primary components. The first component is the actual number of cryoablation cases for which we provide the cryoablation products for a treatment and are also responsible for performing the service element on behalf of the healthcare facility. Cryoablation services generally consist of rental and transport of a Cryocare Surgical System as well as the service of a technician to assist the physician with the setup and monitoring of the equipment. For the second component of the calculation, we compute an estimated cryoablation case equivalent based on direct sales of our cryoablation disposable products (instances in which we sell products separately without the service element) by using the expected disposable product usage for those sales. Estimated procedure growth has been an important metric to which we have referred during the past several years in order to measure the success of our strategy.
     In addition to being a key business metric, procedure growth has been an important driver of revenue growth, because a significant percentage of our revenue consists of sales of the disposable products used in procedures performed with the Cryocare Surgical System, as shown below under “Results of Operations.” In 2003 we redirected our strategy for our cryoablation business away from emphasizing sales of Cryocare Surgical Systems and instead toward seeking to increase sales of cryoablation disposable products. Historically, we were responsible for performing the service element of the procedure on behalf of the healthcare facility for the majority of our reported procedures. Beginning in 2004, we changed our business model to emphasize our strength as a medical device manufacturer and strategically reduced the amount of revenues attributable to the service model where we are responsible for performing the service element of the procedures on behalf of the healthcare facility for a procedure fee. By the fourth quarter of 2006, we had achieved our goal of having the substantial majority of our procedures comprised of sales of cryoablation disposable products without the service element. During 2006, we succeeded in causing the percentage of total estimated domestic cryoablation procedures for which we perform the service element to decline from 50 percent of total reported procedures for the three months ended March 31, 2006 to 20 percent of total reported procedures for the three months ended December 31, 2006. During the three months ended

September 30, 2007, the percentage for which we performed the service element of the procedure declined further to 13 percent of total reported procedures.
     Given that we have accomplished the business model transition mentioned above, the majority of our revenues are from sales of cryoablation disposable products and we will again be able to view revenue growth as an important business metric going forward.  One result of our new model is that our customers – hospitals and third-party service providers – are now carrying inventories of our probes and other equipment for use in performing cryoablation procedures.  Because of the variability of probe use across patients and applications, estimating accurately how many procedures are performed based on sales of cryoablation disposable products is becoming more difficult. Because we are less involved in providing the service element of the procedure, we also will have less ability to ensure that we receive accurate case information in order to validate the assumptions we use about how many cryoprobes are used in an average procedure.  Accordingly, we have decided that beginning with the fourth quarter of 2007 and going forward, in addition to revenues, we will begin to provide alternative business metrics such as the number of cryoprobes sold during the period.  We believe that these measurements can provide more useful data to the investment community and other users of our financial statements and will allow us to be more precise with the data we provide.
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
     In the past several years, we have been successful in increasing the estimated number of domestic cryoablation procedures on a year-over-year basis. In 2005 total estimated procedures increased 36 percent to 6,407 from 4,713 in 2004. In 2006 total estimated procedures increased 22 percent to 7,802. During the three months ended September 30, 2007, total estimated procedures increased 25 percent to 2,353 from 1,883 in the three months ended September 30, 2006. During the nine months ended September 30, 2007, total estimated procedures increased 27 percent to 7,104 from 5,582 in the prior year period.
     The factors driving interest in and utilization of cryoablation by urologists include increased awareness and acceptance of cryoablation by physicians and industry thought leaders, continued publication of clinical follow up data on the effectiveness of cryoablation, increased awareness among patients of cryoablation and its preferred outcomes as compared to other modalities, the efforts of our dedicated cryoablation sales force and our continued expenditure of funds on physician training as well as patient education and advocacy.
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

Results of Operations
     Revenues and costs of revenues from continuing operations related to the following products and services for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Cryoablation disposable products	$5,312	$3,460	$15,932	$9,061
Cryocare Surgical Systems	385	423	1,383	814
Other	2	156	151	566

	5,699	4,039	17,466	10,441
Cryoablation procedure fees	1,541	2,492	5,029	9,963
Cardiac royalties (CryoCath)	86	169	278	466

	$7,326	$6,700	$22,773	$20,870

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,057	$2,636	$6,803	$9,060
Cryocare Surgical Systems	114	41	703	639

	$2,171	$2,677	$7,506	$9,699

     Costs of revenues for cryoablation disposable products and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees incorporate similar inventory when sold and we do not separately track the cost of disposable products sold directly to customers and those consumed in cryoablation procedures.
     We recognize revenues from sales of Cryocare Surgical Systems and disposable cryoprobes when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is reasonably assured. Per-procedure fees are recorded when the service has been rendered.
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
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the nine months ended September 30, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123R. As of September 30, 2007, there was $2.2 million of total unrecognized compensation costs related to stock options and $2.3 million related to restricted stock units. The stock-option compensation cost is amortized on a straight-line basis over a weighted average period of 1.06 years less any stock options forfeited prior to vesting. Compensation costs related to restricted stock units is recorded over the service period (2007 through 2009) if it is probable the performance conditions (profitability and sales goals) will be satisfied. Stock-based compensation expense recorded in the three and nine-months ended September 30, 2007 is $1.4 million and $2.9 million, respectively. Stock-based compensation expense recorded in the three and nine-months ended September 30, 2006 is $0.1 million and $2.0 million, respectively. In the three months ended September 30, 2007, we determined that the profitability goals for certain performance based awards will likely be met and recorded $0.5 million in cumulative compensation expense for these awards. Of this total, $0.1 million was recorded as selling and marketing expense and $0.4 million as general and administrative expenses.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenues

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Cryoablation disposable products	$5,312	$3,460	$1,852	53.5%
Cryocare Surgical Systems	385	423	(38)	(9.0)%
Other	2	156	(154)	(98.7)%

	5,699	4,039	1,660	41.1%
Cryoablation procedure fees	1,541	2,492	(951)	(38.2)%
Cardiac royalties (CryoCath)	86	169	(83)	(49.1)%

	$7,326	$6,700	$626	9.3%

     Although our total number of estimated procedures increased approximately 25 percent to 2,353 from 1,883 for the three months ended September 30, 2007 compared to September 30, 2006, our increase in revenue is not reflective of this increase because of our change in revenue mix. Generally, we earn less revenue per estimated case for sales of cryoablation disposable products than for procedure fees; however the related gross margin as a percent of revenues for sales of cryoablation disposable products is greater. Of the total estimated procedures performed during the three months ended September 30, 2007, 13 percent were those for which we provided cryoablation services and 87 percent were from the sale of cryoablation disposable products. This compares to 27 percent for cryoablation services and 73 percent for sales of cryoablation disposable products during the three months ended September 30, 2006.
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
     Cardiac royalty revenues decreased for the three months ended September 30, 2007 over the same period in 2006. The contractual rate of royalties CryoCath is obligated to pay us as a percentage of related revenues decreased from 5.0 percent in 2006 to 3.0 percent in 2007.
Cost of Revenues

	Three Months Ended
	September 30,
	2007	2006	$ Change
(dollars in thousands)
Three months ended	$2,171	$2,677	$(506)
Percent of revenues	29.6%	40.0%
     The decrease in cost of revenues resulted primarily from the change in the mix of our revenues from those where we are responsible for providing cryoablation procedure services to solely selling cryoablation disposable products. This mix shift led to a decrease in the number of cases for which we paid fees to third party service providers. In addition, costs of revenues declined due to decreases in materials, labor and overhead costs. During the three months ended September 30, 2007 and 2006, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.
Gross Profit and Gross Margin

	Three Months Ended
	September 30,
	2007	2006	$ Change
(dollars in thousands)
Cryoablation disposable products and procedure fees	$4,796	$3,316	$1,480
Cryocare surgical systems	271	382	(111)
Cardiac royalties (CryoCath) and other	88	325	(237)

	$5,155	$4,023	$1,132

	Three Months Ended		Percentage
	September 30,		Point
	2007	2006	Change
(percent of revenues)
Cryoablation disposable products and procedure fees	65.5%	49.5%	16.0%
Cryocare Surgical Systems	3.7%	5.7%	(2.0)%
Cardiac royalties (CryoCath)	1.2%	4.8%	(3.6)%

	70.4%	60.0%	10.4%

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
Research and Development Expenses

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Research and development expenses	$699	$581	$118	20.3%
Percent of total revenues	9.5%	8.7%
     This increase is primarily attributable to expenses related to clinical studies, which are generally recognized in conjunction with milestones inherent in the studies and enrollment of patients, and as such are not always predictable in amount and timing. In 2007, we are focusing our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage. The 2007 increase in clinical studies expense was partially offset by a reduction in consulting costs, engineering supplies and stock-based compensation.
Selling and Marketing Expenses

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Selling and marketing expenses	$3,500	$3,725	$(225)	(6.0)%
Percent of total revenues	47.8%	55.6%

     Our efforts to reduce costs have been effective resulting in reductions in travel and entertainment costs, consulting costs and advertising, trade shows and related expenses totaling $0.5 million for the three months ended September 30, 2007. However, due mainly to the increased revenues in the current quarter over the same period last year, our cash compensation related costs increased $0.2 million. Included in selling and marketing expenses for the three months ended September 30, 2007 were $0.3 million in non-cash stock-based compensation expenses. There were no such expenses during the three months ended September 30, 2006.
General and Administrative Expenses

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
General and administrative expenses	$2,881	$3,196	$(315)	(9.9)%
Percent of total revenues	39.3%	47.7%
     This decrease is due in part to the reversal of the $0.3 million reserve on the note receivable from Plethora in relation to the sale of Timm Medical. In the fourth quarter of 2006, we had been in discussions with Plethora to potentially accelerate the payment of the note for a lump sum discounted amount. Based on these discussions we reserved $0.3 million of the note. Since that time, our discussions have ceased and we believe that it is unlikely that we would accept a discounted payment amount on the note. As a result, during the three months ended September 30, 2007, we eliminated the reserve and reinstated the note to its face value. Legal fees decreased during the three months ended September 30, 2007 by $0.2 million mainly due to reduced legal fees generated by law firms representing the former officers and former directors in connection with ongoing SEC and DOJ matters. Other expense decreased $0.4 million and included reductions in professional services, compensation costs and travel and related expenses. In addition, we recently resolved past due state and local tax matters in several jurisdictions, resulting in a reduction of our tax liability of $0.1 million. Partially offsetting these decreases was an increase of $0.9 million of non-cash stock-based compensation expense, of which $0.4 million related to a catch-up adjustment for performance-based restricted stock units for which we determined the achievement of the performance goals is probable. Total stock-based compensation expense for each of the three months ended September 30, 2007 and September 30, 2006 was $1.0 million and $0.1 million, respectively.
Litigation Settlement, Net of Related Legal Expenses

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Litigation settlement, net	$(677)	$—	$(677)	100%
Percent of total revenues	(9.2)%	—
     The quarter ended September 30, 2007 includes $0.7 million for litigation settlement, net of related legal expenses. This amount relates to our settlement with KPMG LLP described below in Part II, Item 1, “Legal Proceedings.”
Interest Expense Related to Common Stock Warrants

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Interest expense related to common stock warrants	$—	$(1,245)	$1,245	(100)%
Percent of total revenues	—	(18.6)%
     For the quarter ended September 30, 2006, the negative interest expense on common stock warrants resulted from a decrease in the fair value of common stock warrants issued in connection with our March 2005 private placement. As a result of a provision for liquidated damages under a related registration rights agreement, these warrants were accounted for as derivatives through December 31, 2006 and were carried at fair value with changes in fair value recorded through interest expense. Effective January 1, 2007, we adopted FASB Staff Position (FSP) No. 00-19-02, Accounting for Registration Payment Arrangements, which no longer requires the warrants to be recorded as derivatives and no interest expense was recorded for these warrants during the three months ended September 30, 2007. See Note 5 – “Private Placement of Common Stock and Warrants” for further discussion.
Interest Income, Net

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Interest income, net	$264	$85	$179	210.6%
Percent of total revenues	3.6%	1.3%
     Interest income, net in the 2007 and 2006 periods includes interest income on a note receivable from the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances. Interest income in 2007 also includes interest income previously suspended in the amount of $0.1 million related to a note receivable from the 2006 sale of Timm Medical.
Net Loss

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Net loss	$(984)	$(2,149)	$(1,165)	(54.2)%
Percent of total revenues	(13.4)%	(32.1)%
     Net loss for the three months ended September 30, 2007 was $0.08 per basic and diluted share on 11.6 million weighted average shares outstanding, compared to a net loss of $0.21 per basic and diluted share on 10.1 million weighted average shares outstanding during the same period in 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenues

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Cryoablation disposable products	$15,932	$9,061	$6,871	75.8%
Cryocare Surgical Systems	1,383	814	569	69.9%
Other	151	566	(415)	(73.3)%

	17,466	10,441	7,025	67.3%
Cryoablation procedure fees	5,029	9,963	(4,934)	(49.5)%
Cardiac royalties (CryoCath)	278	466	(188)	(40.3)%

	$22,773	$20,870	$1,903	9.1%

     Although our total number of estimated procedures increased approximately 27 percent to 7,104 from 5,582 for the nine months ended September 30, 2007 compared to September 30, 2006, our increase in revenue is not reflective of this increase because of our change in revenue mix. Generally, we earn less revenue per estimated case for sales of cryoablation disposable products than for procedure fees; however the related gross margin as a percent of revenues for sales of cryoablation disposable products is greater. Of the total estimated procedures performed during the nine months ended September 30, 2007, 14 percent were those for which we provided cryoablation services and 86 percent were from the sale of cryoablation disposable products. This compares to 36 percent for cryoablation services and 64 percent for sales of cryoablation disposable products during the nine months ended September 30, 2006.
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
     Cardiac royalty revenues decreased for the nine months ended September 30, 2007 over the same period in 2006. The contractual rate of royalties CryoCath is obligated to pay us as a percentage of related revenues decreased from 5.0 percent in 2006 to 3.0 percent in 2007.
     Revenues from sales of Cryocare Surgical Systems increased as a result of a greater number of systems sold.
Cost of Revenues

	Nine Months Ended
	September 30,
	2007	2006	$ Change
(dollars in thousands)
Nine months ended	$7,506	$9,699	$(2,193)
Percent of revenues	33.0%	46.5%
     The decrease in cost of revenues resulted primarily from the change in the mix of our revenues from those where we are responsible for providing cryoablation procedure services to solely selling cryoablation disposable products. This mix shift led to a decrease in the number of cases for which we paid fees to third party service providers. In addition, costs of revenues declined due to decreases in materials, labor and overhead costs. During the nine months ended September 30, 2007 and 2006, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.
Gross Profit and Gross Margin

	Nine Months Ended
	September 30,
	2007	2006	$ Change
(dollars in thousands)
Cryoablation disposable products and procedure fees	$14,158	$9,964	$4,194
Cryocare surgical systems	680	175	505
Cardiac royalties (CryoCath) and other	429	1,032	(603)

	$15,267	$11,171	$4,096

	Nine Months Ended		Percentage
	September 30,		Point
	2007	2006	Change
(percent of revenues)
Cryoablation disposable products and procedure fees	62.2%	47.7%	14.5%
Cryocare surgical systems	3.0%	0.8%	2.2%
Cardiac royalties (CryoCath) and other	1.9%	5.0%	(3.1)%

	67.1%	53.5%	13.6%

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
Research and Development Expenses

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Research and development expenses	$1,935	$2,067	$(114)	(5.5)%
Percent of total revenues	8.6%	9.9%
     This decrease is primarily attributable to a $0.1 million reduction in educational grants and clinical studies expenses. In 2007, we are focusing our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage. In addition, these expenses are generally recognized in conjunction with milestones inherent in the studies and as such are not always predictable in amount and timing. Also contributing to the decrease is a reduction in consulting costs, engineering supplies and stock-based compensation.
Selling and Marketing Expenses

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Selling and marketing expenses	$11,362	$11,398	$(36)	(0.3)%
Percent of total revenues	49.9%	54.6%
     The decrease is due mainly to the increased revenues in the current nine month period over the same period last year, compensation and related costs for sales personnel increased $1.1 million. These increases were offset by reductions in travel and entertainment costs, public relations expenses, consulting costs and advertising, trade shows and related expenses totaling $1.1 million for the nine months ended September 30, 2007. Included in selling and marketing expenses for the nine months ended September 30, 2007 and 2006 were $0.5 million and $0.4 million in non-cash stock-based compensation expense, respectively.
General and Administrative Expenses

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
General and administrative expenses	$9,556	$9,262	$294	3.2%
Percent of total revenues	42.0%	44.4%
     This increase is due to increased legal fees generated by the law firms representing the former officers and former directors in connection with the ongoing SEC and DOJ matters, as well as legal action taken against KPMG as described in Note 10 — “Commitments and Contingencies.” The legal fees, net of insurance reimbursement, incurred during the nine months ended September 30, 2007 were $0.3 million greater than those incurred during the nine months ended September 30, 2006. In addition, legal fees related to legal action against KPMG were $0.3 million during 2007. Included in general and administrative expenses during the 2007 and 2006 period was a $0.1 million and $0.9 million reduction in accrued payroll taxes pertaining to employee loans forgiven and stock option exercises that occurred in 2002 and prior, which was no longer statutorily due. As a result of our concerted effort to reduce costs, our audit, accounting, insurance, professional and consulting fees decreased by over $1.0 million for the nine months ended September 30, 2007 as compared to the same period in 2006. Expenses also decreased due to the reversal of the $0.3 million reserve on the note receivable from Plethora in relation to the sale of Timm Medical. In the fourth quarter of 2006, we had been in discussions with Plethora to potentially accelerate the payment of the note for a lump sum discounted amount. Based on these discussions we reserved $0.3 million of the note. Since that time, our discussions have ceased and we believe that it is unlikely that we would accept a discounted payment amount on the note. As a result, during the three months ended September 30, 2007, we eliminated the reserve and reinstated the note receivable to its face value. Also offsetting the increased legal and payroll tax expense is the recovery of previously unbilled sales and use taxes from liable customers of $0.2 million, as well as the resolution of past due state and local tax matters in several jurisdictions, resulting in a write down of our tax liability of $0.2 million. Also included in general and administrative expenses for the nine months ended September 30, 2007 and September 30, 2006 were $2.3 million and $1.4 million of non-cash stock-based compensation expense, respectively.
Litigation Settlement, Net of Related Legal Expenses

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Litigation settlement, net	$(677)	$—	$(677)	100.0%
Percent of total revenues	(3.0)%	—
     The nine months ended September 30, 2007 include $0.7 million for litigation settlement, net of related legal expenses. This amount relates to our settlement with KPMG LLP described below in Part II, Item 1, “Legal Proceedings.”
Interest Expense Related to Common Stock Warrants

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Interest expense related to common stock warrants	$—	$(2,941)	$(2,941)	(100.0)%
Percent of total revenues	—	(14.1)%
     For the nine months ended September 30, 2006, the negative interest expense on common stock warrants resulted from a decrease in the fair value of common stock warrants related to our March 2005 private placement. As a result of a provision for liquidated damages under a related registration rights agreement, these warrants were accounted for as derivatives through December 31, 2006 and were carried at fair value with changes in fair value recorded through interest expense. Effective January 1, 2007, we adopted FASB Staff Position (FSP) No. 00-19-02, Accounting for Registration Payment Arrangements, which no longer requires the warrants to be recorded as derivatives and no interest expense was recorded for these warrants during the nine months ended September 30, 2007. See Note 5 – “Private Placement of Common Stock and Warrants” for further discussion.
Interest Income, Net

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Interest income, net	$402	$434	$(32)	(7.4)%
Percent of total revenues	1.8%	2.1%
     Interest income, net in the 2007 and 2006 periods includes interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances. Interest income in 2007 also includes interest income previously suspended in the amount of $0.1 million related to a note receivable from the 2006 sale of Timm Medical.

Net Loss

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
(dollars in thousands)
Net loss	$(6,507)	$(7,785)	$(1,278)	(16.4)%
Percent of total revenues	(28.6)%	(37.3)%
     Net loss for the nine months ended September 30, 2007 was $0.59 per basic and diluted share on 10.9 million weighted average shares outstanding, compared to a net loss of $0.77 per basic and diluted share on 10.1 million weighted average shares outstanding during the same period in 2006.
Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2007, we had an accumulated deficit of $187.3 million and cash and cash equivalents of $7.6 million.
     We do not expect to reach cash flow positive operations on an annual basis in 2007, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investments in initiatives that we believe should ultimately result in cost reductions. Although in July 2006 we resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see Note 10 – “Commitments and Contingencies”), we still have obligations to indemnify and advance the legal fees of our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. We expect that the amount of those legal fees will exceed the reimbursement due to us from our directors’ and officers’ liability insurance, and the excess may have a material adverse effect on our business, financial condition, results of operations and liquidity. For the nine months ended September 30, 2007, we incurred expenses of $1.2 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.8 million. As of September 30, 2007, there remained an aggregate of $0.2 million available under this insurance coverage. For a description of this insurance coverage, please refer to the Form 8-K that we filed on February 25, 2005 and Note 10 — “Commitments and Contingencies.”
     We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.3 million. The amount was fully accrued as of September 30, 2007. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
     As discussed in Note 5 — “Private Placement of Common Stock and Warrants,” on October 25, 2006, we entered into an agreement with Fusion Capital which gives us the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount (in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $4.50 or higher), subject to our ability to comply with certain ongoing requirements. These requirements include, among others, maintaining effectiveness of the registration statement covering the sale of the shares purchased by Fusion Capital, and maintenance of per share trading prices at or above $3.00. The $150,000 increment can be increased if the market price of our common stock increases. The SEC declared the registration statement effective on December 1, 2006.
     Through September 30, 2007 we have sold 293,397 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. Since we have authorized 2,666,666 shares for sale under the stock purchase agreement, the selling price of our common stock to Fusion Capital would have had to average at least $6.00 per share for us to receive the maximum proceeds of $16.0 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement.
     On May 24, 2007 we sold 1,085,271 shares of our common stock to Frazier Healthcare V, L.P. at a price per share of $6.45, for aggregate proceeds of $7.0 million.
     We expect to use existing cash reserves, working capital through the sale of our products, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. We were not in compliance with the minimum tangible net worth covenant under our bank line of credit for the months of September to November 2006. On December 22, 2006, we signed an amendment to the Loan and Security Agreement. Among other things, the amendment (i) modifies the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modifies the definition of accounts that are ineligible under the borrowing base calculation; (ii) modifies the loan margin as defined to 1.50 percent; and (iii) waives non-compliance with the minimum tangible net worth requirement as of September 30, 2006, October 31, 2006 and November 30, 2006, as well as modifies the terms of the covenant. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008. As of December 31, 2006 and September 30, 2007, we were in compliance with all covenants. As of September 30, 2007 we had $0.9 million outstanding on the line of credit. During February through May 2007, outstanding advances exceeded 50 percent of the accounts receivable borrowing base referred to above. As required by the agreement, our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the lender’s approval. In June 2007, outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.
     Our cash needs are not entirely predictable and the future availability of funds from Fusion Capital and our bank is subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis. Because of the subjective acceleration clauses and other contingencies referred to above, the audit report of our independent auditors contained in our Annual Report on Form 10-K filed on March 16, 2007 contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern.
     However, we believe that the Fusion Capital financing and bank line of credit, together with the $7.0 million that we received from Frazier Healthcare V, L.P., should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows on a consistent basis.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities and bank debt. As of September 30, 2007, the carrying values of our financial instruments approximated their fair values. Our practice is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our third fiscal quarter for 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in the Form 10-K that we filed on March 16, 2007 and in Part II, Item 1, “Legal Proceedings” in the Form 10-Q that we filed on May 9, 2007. There have been no new reportable legal proceedings or material developments since the prior quarter, except for the following item:
     As reported in the Form 8-K that we filed on September 17, 2007, we settled our previously-disclosed litigation with KPMG LLP on September 11, 2007. The parties granted mutual releases and dismissed their respective claims in the litigation. In addition, pursuant to the settlement, on October 11, 2007 KPMG paid us a settlement amount of $1.0 million and returned to us fees in the amount of $0.2 million. Under a preexisting contingency fee agreement, we paid one-third of the settlement amount and one-third of the returned fees to our outside litigation counsel.
Item 1A.  Risk Factors
     Please see our 2006 Annual Report on Form 10-K filed with the SEC on March 16, 2007, which includes a detailed discussion of our risk factors. Please see also the updated risk factor included in our second quarter Form 10-Q filed with the SEC on August 7, 2007. There have been no material changes in our risk factors from those disclosed in the Form 10-K and the second quarter Form 10-Q, except for updating the following risk factor to reflect uncertainty regarding new rules or guidance expected to be issued in 2008 by the Centers for Medicare and Medicaid Services (CMS) with respect to the federal Stark law:
We could be negatively impacted by future interpretation or implementation of the federal anti-kickback and Stark laws and other federal and state anti-self-referral and anti-kickback laws.

     The federal Stark law prohibits a physician from referring Medicare patients for certain “designated health services” to an entity with which the physician has a financial relationship. A financial relationship includes both investment interests in an entity and compensation arrangements with an entity. The federal anti-kickback law prohibits the offer or receipt of any remuneration in order to induce referrals of federal health care program business. Many states have similar and often broader laws. These state laws generally apply to services reimbursed by both governmental and private payers. Violation of these federal and state laws may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from governmental and private payer programs, among other things. We have financial relationships with physicians and physician-owned entities, which in turn have financial relationships with hospitals and other providers of designated health services. Although we believe that our financial relationships with physicians and physician-owned entities, as well as the relationships between physician-owned entities that purchase or lease our products and hospitals, are not in violation of applicable laws and regulations, governmental authorities might take a contrary position.
     CMS recently issued a final rule, making a number of changes to the current Stark law regulations. The final rule, which will be effective December 4, 2007, does not appear to change the current status of our financial relationships. However, CMS also recently issued proposed regulations, inviting public comment on various additional Stark law proposals which could, depending on the final version of those regulations and how they are interpreted, change the status of certain financial relationships between hospitals and physician-owned entities that purchase or lease our products. As of November 2007, CMS has decided to delay publication of the final version of those proposed Stark law rules. We expect that CMS will issue the new rules, and may issue additional guidance, in 2008. However, we are unable to predict whether, and the extent to which, the new rules or guidance will affect our business. Depending on the content of the new rules or guidance, we may incur significant time and expenses in the future to restructure existing business relationships.
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
     We believe that the arrangements we have established with physician-owned entities and hospitals comply with applicable Stark law exceptions. However, if any of the relationships between physicians and hospitals involving our services do not meet a Stark law exception, the hospital would not be permitted to bill for any services resulting from referral of a Medicare patient by the affected physician(s). Although we are not the direct provider and do not bill Medicare for the designated health services, any Stark law problem with our business arrangements with physicians and hospitals would adversely affect us as well as the referring physician and the hospital receiving the referral.
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

Michael R. Rodriguez
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Date: November 6, 2007

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Stock Purchase Agreement, dated January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.2(2)	$1,425,000 Secured Convertible Promissory Note, dated February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1(3)	Restated Certificate of Incorporation.

3.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(3)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on September 25, 2000.

3.4(4)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2007.

3.4(5)	Amended and Restated Bylaws of the Company.

4.1(6)	Form of Stock Certificate.

4.2(7)	Form of Series A Warrant.

4.3(7)	Form of Series B Warrant.

4.4(8)	Rights Agreement, dated March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(9)	Amendment No. 1 to Rights Agreement, dated September 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1(10)	First Amendment to Employee Deferred Stock Unit Program, dated August 6, 2007.

10.2(10)	First Amendment to Non-Employee Director Deferred Stock Unit Program, dated August 6, 2007.

10.3	Memorandum of Understanding, dated September 11, 2007, between the Company and KPMG LLP.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 8-K filed on August 21, 2007.

(5)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(6)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(7)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(8)	Previously filed as an exhibit to our Form 8-K filed on September 3, 1999.

(9)	Previously filed as an exhibit to our Form 8-K filed on September 28, 2005.

(10)	Previously filed as an exhibit to our Form 8-K filed on August 8, 2007.