Form 10-K
period 2007-12-31
ENDOCARE INC
filed 2008-03-17
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007; or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐ (2) Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2007 was approximately $93,265,692 (based on the last sale price for shares of the Registrant’s common stock as reported on the OTC Bulletin Board for that date). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

There were 11,773,293 shares of the Registrant’s common stock issued and outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement related to our 2008 Annual Meeting of Stockholders, which Definitive Proxy Statement we expect to file under the Securities Exchange Act of 1934, as amended, within 120 days of the end of our fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Certain exhibits filed with our prior registration statements, proxy statement and Forms 10-K, 8-K and 10-Q are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

Endocare, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2007

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

AutoFreeze®, CGCtm, Cryocare®, Cryocare CS®, Cryocare Surgical System®, CryoDisc®, CryoGridtm, CryoGuide®, Direct Accesstm, Endocare®, FastTrac®, Integrated Ultrasoundtm, SmartTemptm, TCAPtm, Targeted Cryoablation of the Prostate TCAP®, Tempprobe®, Urethral Warmertm, R-Probetm, V-Probe®, Cryocare CN2tm, PerCryo®, CryoProbe CN2tm and Cryocare SLtm are our trademarks; and, Renal Cryo®, Salvage Cryo®, Focal Cryo® and Primary Cryo® are our servicemarks. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business

Overview

We are a specialty medical device company focused on improving patients’ lives through the development, manufacturing and distribution of health care products for cryoablation. Our strategy is to achieve a dominant position in the prostate and renal cancer markets, further developing and increasing the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung tumors as well as palliative intervention (treatment of pain associated with metastases), while achieving penetration across additional markets with our proprietary cryoablation technology. The term “cryoablation” refers to the creation inside the body of extremely low freezing temperatures which causes the destruction of cells within tissue and tumors, for therapeutic purposes. The term “cryoablation technology” refers to technology relating to the use of ice in surgical procedures, including cryoablation procedures.

Today, our Food and Drug Administration (FDA)-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancer. Because of our initial concentration on prostate and renal cancer, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. We also employ a dedicated sales team focused on the interventional radiology market in which our products are used to treat renal, liver and lung cancer and for palliative intervention. In addition to selling our cryoablation systems and disposable products to hospitals and mobile service companies, we also contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis for a small portion of our business.

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

Advent of Cryoablation

Throughout the past two decades, the medical community has moved increasingly toward minimally invasive treatments for destroying cancerous tumors. This shift has been prompted by a variety of medical innovations including 1) major advancements in our ability to image or “see inside” the body using visualization technologies; 2) ablative technologies such as cryoablation, which can be performed from outside the body percutaneously and 3) more precise methods for diagnosing, characterizing and targeting tumors inside the body.

Endocare is a pioneer of modern cryoablation, a minimally invasive procedure that freezes tissue to destroy tumor cells. Cryoablation was first developed in the 1960s and focused on the prostate cancer market. The early cryoablation technology, which used “cold probes,” or cryoprobes, was explored as a method to kill prostate tissue but was limited by imprecise targeting techniques and the inability to control the amount of tissue frozen during the procedure.

In more recent years, progress in ultrasound imaging and the advent of the Endocare Cryocare Surgical System and later Cryocare CStm Surgical System prompted the further evolution of cryoablation. Ultrasound allows a physician to guide the cryoprobes to the targeted tissue where the freezing system can be activated and the growth of ice around the diseased tissue can be more precisely controlled and monitored.

Existing Markets for Cryoablation

Endocare initially focused on the prostate cancer market. Incidence of prostate cancer has grown since 1980 and that disease is now the second most common cause of cancer-related deaths among men in the United States. The American Cancer Society in 2008 estimated there would be approximately 186,000 new cases of prostate cancer diagnosed and approximately 28,000 deaths associated with the disease in the United States during 2008. Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. According to the American Cancer Society, about 64 percent of men diagnosed with prostate cancer are age 65 or older. Incidence rates are higher in African American men. In addition to age and race, other risk factors are linked to prostate cancer, such as genetics, diet and exposure to environmental toxins.

Recently, we have added a new focus: the growing renal, or kidney, cancer market. The American Cancer Society estimates that approximately 54,000 people are diagnosed with renal cancer each year. Recent data, including five-year outcomes presented by The Cleveland Clinic for laparoscopic renal cryoablation and a Mayo Clinic study presented at the Radiological Society of North America conference in November 2007, have demonstrated the effectiveness of cryoablation in the destruction of renal tumors leading to increased cancer-free rates for patients when performed as a percutaneous procedure (without making an incision). Based on a recommendation from the American Medical Association, Medicare in 2007 created a clinical reimbursement code for percutaneous renal cryoablation.

Other treatments that make up our competition in the prostate and renal cancer markets generally include surgery, radiation (both external beam and seed, or brachytherapy) and other ablative treatments. For the urologist, however, cryoablation is the first minimally invasive procedure they can perform independently. For radiation therapies, urologists must refer a patient for treatment to a radiation oncologist. Cryoablation offers the urologist both the opportunity to maintain continuity of patient care and to generate additional revenue, while providing clinical results on par with or superior to other treatment modalities.

Potential Future Markets

We are placing a renewed emphasis on four other cancer markets within our currently FDA-cleared indications for use: liver, lung, a broad market called palliative intervention, which includes tumors that have metastasized to such areas of the body as the bones, and an expansion of the prostate cancer market called focal or partial gland treatment.

According to American Cancer Society estimates, in the United States approximately 215,000 people a year will be diagnosed with lung cancer and approximately 21,000 will be diagnosed with liver cancer.

The bone cancer market, which is estimated to be 100,000 patients annually, is considered an important opportunity because of recent studies led by physicians at Mayo Clinic. Initial results indicate that cryoablation could play a significant role in the treatment of these patients because it first destroys these metastasized tumors, but in so doing it also relieves the often debilitating and excruciating pain caused by the cancer. Based on the positive results of an initial study at The Mayo Clinic in the use of cryoablation as a treatment to relieve bone pain, the

National Cancer Institute of the National Institutes of Health is supporting a multi-center study comparing the pain-reducing palliative effects of cryoablation and radiation therapy for patients who are experiencing focal pain from cancer that has metastasized to their bones. The prospective, randomized study, called Cryoablation And Radiation Effectiveness (CARE) for Bone Pain is evaluating the efficacy of percutaneous cryoablation compared to external beam radiation therapy as measured by pain relief, quality of life, analgesic use and complication rates.

We are working with some of the nation’s leading urologists and interventional radiologists in advancing a technique called focal or partial prostate gland treatment. Focal cryoablation is a prostate cancer treatment in which the ablation is confined to the known tumor location, thereby sparing surrounding tissue and avoiding side effects such as impotence or incontinence in the majority of patients. Much like the evolution that took place 30 years ago in the treatment of breast cancer in women, men’s health professionals are asking themselves if it is necessary to remove or destroy the entire prostate when the disease may be confined to only a portion of that gland. New diagnostic methods and the precision of ablative technologies such as our Cryocare CStm Surgical System have convinced leading physicians that focal cryoablation should become an important option for many men facing prostate cancer.

Endocare Cryoablation Technology Development

We have sought to develop our technology over time to increase the safety and efficacy of our products. In 1996, we developed our first generation eight-probe argon-based cryoablation system. Argon allows for room temperature gas to safely pass through the cryoprobe to create a consistent highly sculpted ablation zone. In 1997, we incorporated temperature-monitoring software to allow for continual feedback from the thermocouple tips. In 1998, we launched our CryoGuide intraoperative planning software, which allowed physicians better planning and targeting technology for use during a procedure. In 2000, we launched our 2.4 mm DirectAccess CryoProbe and CryoGrid which we believe shortened the time necessary to perform a procedure and added to the safety and ease of the procedure. In 2002, we developed and launched AutoFreeze, our innovative software technology that provides computer-controlled automated freeze/thaw cycles. In 2003, we launched our second generation Cryocare Surgical System, which we refer to as “Cryocare CS,” which integrated all the past and latest technology, including an on-board, integrated ultrasound device, into one complete system.

At the Annual Meeting of the American Urological Association in May 2006, we introduced the first variable cryoablation probe, referred to as the V-Probe. The V-Probe provides physicians the ability to “sculpt” different sized ablation zones to encompass tumors and tissue based on individual patient anatomy and needs. As previously announced, we currently are in the planning and design stage for the development of a nitrogen-based cryoablation system, which we refer to as the “Cryocare CN2 System.” Once development is complete, we expect to market the Cryocare CN2 System primarily to our interventional radiology and oncology customers and to customers in international markets where argon gas is not widely available.

Our System Solution: Cryocare CS

We believe Cryocare CS is the most sophisticated prostate cryoablation system currently available and combines the latest technology to enhance the speed and effectiveness of the procedure. Exclusive features of the Cryocare CS include an on-board training module, integrated color Doppler ultrasound designed specifically for the needs of prostate cryoablation, CryoGuide our patented intraoperative planning module, and AutoFreeze our patented treatment software that provides computer-controlled automated freeze/thaw cycles based upon target endpoint temperatures and continual feedback from the thermocouple tips.

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

Key Clinical Advantages of Our Cryocare CS System

Cryocare CS provides the following potential clinical advantages relative to other principal treatment options for prostate cancer:

•	High quality of life following treatment. Our minimally invasive procedure typically offers patients a short recovery period for prostate cancer therapy and may result in a lower incidence of certain side effects, including incontinence.

•	Treatment of patients who have failed radiation therapy. Patients who have failed radiation therapy have limited options. Cryoablation is an option that can be used to treat these patients effectively with potentially fewer side effects than radical surgery.

•	Treatment can be performed more than once. Regardless of what therapy is chosen, there is always a chance that the cancer will recur. Unlike radiation therapy or surgery, cryoablation can be repeated without increased morbidity.

•	Focal or partial gland treatment. Focal cryoablation is a prostate cancer treatment in which the ablation is confined to the known tumor location, thereby sparing surrounding tissue.

Marketing and Strategy

Cryoablation Products

Our objective in urology is to establish cryoablation as a primary treatment option for prostate and renal cancers. Our earlier commercial efforts were focused on direct-sales to hospitals and distributor sales of systems to third party service providers who would provide systems and technicians to hospitals where cryoablation procedures were performed.

In 2003, we redirected our urology strategy away from attempting to drive acceptance of cryoablation through sales of capital equipment into the urology market. Our primary objective for the urology portion of our business is now to grow market share, measured in terms of procedures and revenues, by establishing cryoablation as a primary treatment option for prostate and renal cancers. In 2004, 2005 and 2006, we derived a significant percentage of our revenues from recurring sales of disposable products used with the Cryocare Surgical System.

A cryoablation procedure requires the necessary sterile disposable products that are usually provided in the form of a kit. In addition to the cryoablation disposable products component, there is a service component. This service component consists of transportation and provision of equipment used in the procedure, plus the services of a technician to assist the urologist with use and monitoring of this equipment. In addition to the use of a Cryocare Surgical System, an ultrasound device is needed for visual monitoring of the prostate and ice formation, unless our Cryocare CS is used, since the Cryocare CS includes an on-board, integrated ultrasound unit. Tanks of argon and helium gas are needed for freezing and warming during the procedure. Frequently, this equipment is not stored on site but is mobilized and brought into the hospital for procedures by an independent third party who performs the service component of the procedure.

For urology procedures we typically sell the cryoablation disposable products to hospitals either as part of a procedure fee or separately, that is, without the service component. We also continue to sell our Cryocare Surgical Systems both to hospitals and service providers. For interventional radiology we will often place a system with a new customer under our placement program and sell cryoprobes directly to the hospitals or enter into an agreement to provide cryoablation services to the hospital, which includes providing the equipment, technicians and cryoablation disposable products necessary to perform the procedures. These agreements generally include the services of a third party provider contracted by us or the hospital to provide these services.

An important challenge we face in the prostate cancer market is to educate physicians and then to overcome any initial reluctance on the part of urologists so that they are able to incorporate cryoablation as a primary treatment option. Many times a physician’s initial reluctance may be based on her or his experiences or perception of the clinical failures experienced during earlier efforts to introduce the technology by other companies. See above under “Advent of Cryoablation.” In addition, we compete with other therapies that have proven effective in treating prostate cancer. Over 30 years of clinical data exist documenting the safety and efficacy of radical prostatectomy for prostate cancer. There are 20 years of clinical data supporting use of various forms of radiation treatment options such as brachytherapy and beam radiation treatments, which we estimate are used to treat over one third of all prostate cancer cases each year in the United States.

We believe cryoablation has clinical advantages for many patients over both the current most popular forms of treatment. While there are long-term clinical data available on radical prostatectomy, this treatment approach, typical of surgery in general, is characterized by a long recovery period combined with a relatively high incidence of side effects, including impotence and urinary incontinence. The appeal of radiation as a treatment alternative, particularly to patients, is that it is less invasive than surgery. Like radiation, cryoablation is less invasive and therefore has potentially fewer side effects than radical prostatectomy. Unlike radiation treatments, however, cryoablation treatments can be repeated on the same patient. In fact, our initial clinical successes in prostate cancer treatment were in treating patients who had failed radiation therapy. We also believe that cryoablation has significant economic benefits for payers. These benefits include shorter hospital stays for recovery and shorter procedure time as compared to radical prostatectomy, long term hormone treatment or radiation therapies, resulting in reduced expense to the payer.

Key elements in our strategy for overcoming the challenges we face in establishing cryoablation as a primary treatment option for prostate cancer are:

•	Increasing awareness in the urological community regarding the clinical benefits of cryoablation through our presence at major technical meetings and trade shows, publication of numerous scientific papers and articles on cryoablation and formation of a scientific advisory board to provide guidance and counsel to us regarding clinical matters and physician education;

•	Conducting post-market clinical studies to further demonstrate the safety and efficacy of cryoablation as a primary treatment of prostate cancer;

•	Conducting post-market clinical studies to further demonstrate the safety and efficacy of cryoablation as a salvage treatment for prostate cancer patients who have failed radiation treatments;

•	Conducting post-market clinical studies to further demonstrate the safety and efficacy of cryoablation as a treatment for renal tumors which is another important component of the urology market for cryoablation;

•	Creating a significant number of new practicing cryosurgeons each year through our physician education program;

•	Endeavoring to ensure that reimbursement for cryoablation by Medicare and other payers is appropriate given the costs and benefits of the treatment;

•	Driving patient awareness through our direct-to-consumer marketing programs; and

•	Marketing our products to physicians and hospitals through our direct sales force.

Because of our initial concentration on prostate cancer, the majority of our sales and marketing resources are directed towards the promotion of cryoablation technology to urologists for the treatment of prostate and renal cancers. However, we are also expanding the reach of our technology across a number of other markets, including ablation of tumors in the lung and liver, as well as for palliative intervention (treatment of pain associated with metastases). Procedures for treatment of these cancers are typically performed percutaneously, using CT scanning technology, and are provided by interventional radiologists. In order to better understand and address the distinct needs of this new market, we have formed a dedicated sales team to work in developing these opportunities for application of our cryoablation technology.

Key elements in our strategy to establish new markets for cryoablation treatment of tumors, specifically in the interventional radiology and radiation oncology markets, are:

•	Conducting key clinical studies to demonstrate the safety and efficacy of cryoablation as a primary treatment for lung and liver tumors as well as for palliative intervention (treatment of pain associated with metastases), and

•	Formation of a dedicated sales group focused on the opportunities for cryoablation treatment approaches in these new markets.

Products

We currently market the following products:

Prostate and Renal Cancer:

•	Cryocare Surgical System — A cryoablation system with eight cryoprobe capability.

•	Cryocare CS System — A Cryocare Surgical System with onboard ultrasound.

•	CryoGuide — A computerized cryoprobe placement, simulation and guidance system for cryoablation.

•	Cryoprobes — Disposable probes used with the Cryocare Surgical System.

•	FasTrac — Percutaneous access device that allows one-step insertion of cryoprobes.

•	Urethral Warming Catheter — Disposable catheter used in prostate cryoablation procedures.

Additional Cryoablation Markets:

•	Cryocare Surgical System — A cryoablation system with eight cryoprobe capability specially configured for interventional radiology and oncology.

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

Patents and Intellectual Property

As of December 31, 2007, we have rights to 46 issued United States patents relating to cryoablation technology. Included within these 46 issued United States patents are 6 patents in which we have licensed-in rights. The remainder of the patents are assigned to us. Most of these patents relate to our cryoprobe technology for creating the freeze zone and precisely controlling the shape of the freeze zone produced by the cryoprobes. Additionally, certain patents relate to our computer guided system for assisting surgeons in properly placing cryoprobes in a patient, a computer-controlled cryoablation apparatus and method, a cryoablation integrated control and monitoring system and urethral warming technology. We also have rights to 17 pending United States patent applications relative to cryoablation technology. Additionally, we have rights to 55 foreign patents and pending foreign patent applications in this technology area. The earliest of our patents do not expire until 2011. Most of the earliest patents in our core technology area do not expire until about 2016.

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

Research Strategy

Our research goal is to develop innovative cryoablation technology that dramatically improves patient outcomes. Our primary focus is on developing devices for the treatment of prostate, kidney, lung and liver tumors and for palliative intervention. To that end, we endeavor to develop innovations that improve the safety and efficacy of our Cryocare Surgical System, as well as to explore new applications for use of our technology platform in the body.

We spent approximately $2.3 million, $2.8 million and $2.6 million for the years ended 2005, 2006 and 2007, respectively, on research and development activities from continuing operations.

Sales

We sell our products primarily to hospitals and third party service providers and have both domestic and international customers. One of our customers, Advanced Medical Partners, Inc., accounted for 42.1 percent of our total revenues in 2007. The following products and services account for 15 percent or more of total revenues from continuing operations for each of the years ended December 31:

	2005	2006	2007

Cryoablation and urological products:
Cryocare Surgical Systems	*	*	*
Cryoprobes, disposables and procedures	94%	94%	93%
Cardiac products (CryoCath)	*	*	*

*	These products account for less than 15 percent of total revenues.

We currently sell our cryoablation products domestically through our direct sales force, which as of December 31, 2007 consisted of 36 people, including 31 sales representatives and sales managers and 5 cryoablation field technicians. Our strategy is to continue to introduce the clinical benefits of cryoablation to new physicians as well as educating physicians already performing cryoablation so that they are able to increasingly incorporate cryoablation into their practice. We also intend to create patient demand by providing education regarding the benefits of cryoablation therapy versus alternative treatment options and by using national advertising and other programs targeted directly at prostate cancer patients.

Internationally, our cryoablation products are sold primarily through independent distributors. Our international sales from continuing operations represented approximately 6.9 percent, 5.8 percent and 7.2 percent of our total revenue in 2005, 2006 and 2007, respectively.

We derive our revenues from continuing operations from the following geographic regions for each of the years ended December 31, based on shipping destination:

	2005	2006	2007
	(In thousands)

United States	$26,322	$26,379	$27,548
International:
China	567	451	690
Canada	1,015	796	892
Other	370	364	557

Total international	1,952	1,611	2,139

Total revenues	$28,274	$27,990	$29,687

Reimbursement

We sell our Cryocare Surgical System and related disposable products to hospitals and third party service companies that provide services to hospitals. While patients occasionally pay for cryoablation procedures directly, most patients depend upon third-party payers to pay for their procedures, including Medicare, Medicaid, Tricare and other federal health care programs, as well as private insurers.

Accordingly, our revenue is dependent upon third-party reimbursement, particularly Medicare, since the majority of patients receiving prostate cryoablation treatments using our products are Medicare beneficiaries. The mix of public/private payers for other cryoablation procedures varies by type of procedure.

Medicare reimbursement for cryoablation procedures using our products as a primary treatment alternative for localized prostate cancer began in July 1999. Effective July 2001, Medicare coverage was approved for secondary cryoablation treatment of prostate cancer patients who have failed radiation therapy.

When Medicare-reimbursed services are provided on an inpatient basis, the hospital is reimbursed under the Medicare prospective payment system, based on the applicable diagnosis related group. A single payment covers all facility services.

Outpatient reimbursement for cryoablation procedures for Medicare beneficiaries is in accordance with the Hospital Outpatient Prospective Payment System, or HOPPS. Under HOPPS, the hospital is paid on a per procedure basis, based on the ambulatory payment classification for the procedure. The payment to the hospital includes the per procedure share of the cost for any depreciable equipment, such as our Cryocare Surgical System, and the provision of disposable devices, such as our temperature probes and cryoprobes.

Clinical studies are in process and planned for percutaneous cryoablation of cancerous tissue in the kidney, lung and liver and palliative intervention for pain associated with metastases. After studies are complete coverage decisions and unique reimbursement codes will be sought from Medicare and private payers. As of January 1, 2008, a clinical CPT Category I code has been established for percutaneous renal cryoablation.

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

Backlog

As of December 31, 2007, we had no backlog for our products. Our policy is to carry enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of our orders have been for shipment within 30 days of the placement of the order. Therefore, we rely on orders placed during a given period for sales during that period.

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

Government Regulation

Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of medical devices, including our products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act (the FD&C Act) to regulate the development, distribution, manufacture, marketing and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions that vary from country to country.

Medical devices intended for human use in the United States are classified into one of three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either Class I general controls, Class II special standards or Class III pre-market approval (PMA), depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device.

Most Class I devices are exempt from pre-market notification (510(k)) or PMA. However Class I devices are subject to “general controls,” including compliance with FDA manufacturing requirements (Quality System Regulation (QSR), sometimes referred to as current good manufacturing practices or cGMPs), adverse event reporting, labeling and other requirements. Class II devices are subject to general controls and to the pre-market notification requirements under Section 510(k) of the FD&C Act. For a 510(k) to be cleared by the FDA, the manufacturer must demonstrate to the FDA that a device is substantially equivalent to another legally marketed device that was either cleared through the 510(k) process or on the market prior to 1976. It generally takes four to twelve months from the date of submission to obtain 510(k) clearance although it may take longer. Class III is the most stringent regulatory category for devices. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls. Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Class III devices also include devices that are not substantially equivalent to other legally marketed devices. To obtain approval to market a Class III device, a manufacturer must obtain FDA approval of a PMA application. The PMA process requires more data, including ordinarily data from clinical studies testing the device in humans, takes longer and is typically a significantly more complex and expensive process than the 510(k) procedure. Clinical studies of devices in humans is also subject to regulation by the FDA. Testing must be conducted in compliance with the investigational device exemption (IDE) regulations.

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

In the case of cryoablation, as well as other procedures that involve new or expensive technology, hospitals often do not want to invest in the required capital equipment. Rather, hospitals enter into arrangements with specialty mobile service providers or equipment manufacturers to obtain the use of the necessary equipment and disposable products (such as cryoprobes), as well as technician services, where applicable, on a per procedure basis. In the case of cryoablation equipment and disposables, some physicians have formed or invested in mobile service providers that provide cryoablation equipment, disposables and services directly to hospitals. In such cases, our relationship to the physician-owned entities is only as a seller of our products, where discounts are provided in accordance with the discount safe harbor. However, in some cases, we contract directly with hospitals to provide the necessary equipment/disposables and technical support. These contracts generally provide for the hospital to pay for the equipment/disposables and support package on a per procedure basis. Since we are primarily in the business of selling our equipment and disposable products, not providing services, when we contract to provide equipment to hospitals we typically subcontract with a mobile service provider or other equipment owner to furnish the equipment as our subcontractor. A significant number of these businesses are owned entirely or in part by urologists who purchase the equipment in order to make cryoablation available in their communities. Since the hospitals pay us on a per procedure basis, we in turn pay our subcontractors on a per procedure basis pursuant to service agreements. These service agreements do not meet a safe harbor since, as noted above, the safe harbors for equipment leases and service arrangements require that the aggregate payment for the term of the arrangement must be set in advance. Although the service agreements do not meet a safe harbor, our service agreements with physician-owned entities include the following elements intended to address anti-kickback law concerns:

•	Physician-owned subcontractors are not compensated or otherwise treated differently than non-physician-owned entities;

•	The per procedure payments under the subcontracts are intended to reflect fair market value for the products and services provided by the subcontractors;

•	Subcontracts are in writing and typically include a number of representations regarding health care regulatory compliance issues, including requiring the subcontractor to represent that distributions to physician owners of the subcontractor are not based on referrals; and

•	Physicians must make significant investments in order to purchase our equipment. The fact that the physicians have assumed bona fide business risk is an important factor in demonstrating that the arrangement is not simply a way for physicians to profit from their referrals.

Patient Referral Laws

The Stark law prohibits a physician from referring a Medicare patient for “designated health services,” or DHS, to an entity with which the physician has a direct or indirect financial relationship, whether in the nature of an ownership interest or a compensation arrangement, subject only to limited exceptions. The Stark law also prohibits the recipient of a prohibited referral from billing for the DHS provided pursuant thereto. DHS include inpatient and outpatient hospital services. The entity that bills Medicare for the DHS is considered to be the provider of the DHS for Stark law purposes. Therefore, we are not providers of DHS. Rather, the hospitals where the procedures are performed are the providers of DHS, because they bill Medicare for the cryoablation procedures, and inpatient and outpatient hospital services are DHS.

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

Proposed amendments to the Stark law regulations could cause certain types of mobile service providers to be characterized as DHS entities. We cannot predict whether the proposed amendments will be adopted in a form that causes mobile providers of cryosurgical equipment and services to be considered DHS entities. However, if such an amendment is adopted, physician owners of a mobile provider would have a direct ownership interest in a DHS entity, and there would be no applicable Stark Law exception that would permit the physician owners to refer Medicare beneficiaries to the entity. Therefore, some of these entities may be forced to restructure, and we may be required to restructure our relationships that involve these types of entities.

Many states also have patient referrals laws, some of which are more restrictive than the Stark law and regulate referrals by all licensed healthcare practitioners for any health care services to an entity with which the licenses has a financial relationship unless an exception applies. Such laws in particular states may prohibit us from entering into relationships with physicians and physician-owned entities, which may limit business development.

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

Seasonality

We believe that holidays, major medical conventions and vacations taken by physicians, patients and patient families may have a seasonal impact on our sales of cryoablation products because cryoablation procedures can be scheduled in advance. For example, for the past several years, we have noted that the three months ended September 30 each year result in revenues that are lower than during the three months ended June 30 each year.

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

Employees

As of December 31, 2007, we had a total of 117 employees. Of these employees, 8 are engaged directly in research and development activities, 7 in regulatory affairs/quality assurance, 26 in manufacturing, 52 in sales, marketing, clinical support and customer service and 24 in general and administrative positions. We have never experienced a work stoppage, none of our employees are represented by a labor organization, and we consider our employee relations to be good.

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

We have yet to establish any history of profitable operations. We have incurred losses from operations of $9.3 million, $15.4 million and $16.6 million, respectively, during the fiscal years ended December 31, 2007, 2006, and 2005. As a result, at December 31, 2007 we had an accumulated deficit of $189.8 million. We have incurred net losses from continuing operations of $8.9 million, $11.1 million and $14.8 million, respectively, during the fiscal years ended December 31, 2007, 2006 and 2005. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. We can give no assurances when or whether we will ever be profitable.

We may require additional financing in the future to sustain our operations and without it we may not be able to continue operations.

We had an operating cash flow deficit of $4.6 million, $13.6 million and $14.7 million for the years ended December 31, 2007, 2006 and 2005.

On May 25, 2007, we sold $7.0 million in stock to Frazier Healthcare V, L.P. (Frazier). In addition, as of December 31, 2007, we had sold $1.6 million in stock under our $16.0 million common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion Capital).

The availability of funds under the $16.0 million common stock purchase agreement with Fusion Capital and our $4.0 million credit agreement with Silicon Valley Bank is subject to many conditions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee that these capital resources will be available or will be sufficient to fund our ongoing operations.

We only have the right to receive $100,000 every four business days under the agreement with Fusion Capital unless our stock price equals or exceeds $4.50, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $3.00. Since we have authorized 2,666,666 shares for sale to Fusion Capital under the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $6.00 per share for us to receive the maximum proceeds of $16.0 million.

Under our credit agreement with Silicon Valley Bank, funds available for borrowing are based on eligible trade receivables and inventory as defined. The credit agreement contains a subjective acceleration clause and a requirement to maintain a lockbox with the lender to which all receivable collections are deposited. Under the subjective acceleration clause, the lender may accelerate repayment of amounts borrowed and/or cease making advances to us if it determines that a material adverse change has occurred in our business or our ability to meet our obligations under the agreement. In addition, the proceeds from the lock box will be applied to reduce the outstanding borrowings upon an event of default (including the occurrence of a material adverse change) or if trigger events occur. Our ability to access funds under the credit agreement will be subject to our ability to meet all restrictive covenants and comply with all representations and warranties.

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

In connection with entering into the common stock purchase agreement with Fusion Capital, we authorized the sale to Fusion Capital of up 2,666,666 shares of our common stock, in addition to the 157,985 shares that we issued to Fusion Capital as a commitment fee. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All 2,824,652 shares that we have registered pursuant to our registration rights agreement with Fusion Capital are freely tradable. It is anticipated that shares registered will be sold over a period of up to 24 months. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all or some of the 2,666,666 shares of common stock authorized for sale to Fusion Capital under the common stock purchase agreement. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to Fusion Capital by us under the common stock purchase agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price which we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the agreement may be terminated by us at any time at our discretion without any cost to us. As of February 29, 2008, we had sold an aggregate of 293,397 shares to Fusion Capital under the common stock purchase agreement, in addition to the 157,985 shares that we issued to Fusion Capital as a commitment fee.

Our business may be materially and adversely impacted by the loss of our largest customer or the reduction, delay or cancellation of orders from this customer; in addition, our business may be materially and adversely impacted if this customer delays payment or fails to pay for products sold to this customer.

For the three and twelve months ended December 31, 2007 our largest customer accounted for 43.3% and 42.1%, respectively, of our revenues, and as of December 31, 2007 this customer accounted for 38.9% of our accounts receivable. Our sales to this customer may be materially and adversely impacted by various factors relating to this customer’s business, financial condition, results of operations and cash flows. Our business, financial condition, results of operations and cash flows may be materially and adversely impacted by the loss of this customer, or the reduction, delay or cancellation of orders. In addition, our business, financial condition, results of operations and cash flows may be materially and adversely impacted if this customer delays payment or fails to pay for products sold. This customer is not obligated to purchase a specific quantity of our products or provide binding forecasts of purchases for any period.

We may be required to make tax payments that exceed our settlement estimates.

As of December 31, 2006 and 2007 we estimated that we owed $2.8 million and $2.2 million, respectively, as of each balance sheet date in state and local taxes, primarily sales and use taxes, in various jurisdictions in the United

States. We are in the process of negotiating resolutions of the past due tax obligations with the applicable tax authorities. While we hope that these obligations can be settled for less than the amounts accrued, we cannot predict whether we will obtain favorable settlement terms from the various tax authorities, or that, after settling, we will satisfy the conditions necessary to avoid violating the settlements. Our failure to obtain favorable settlement terms or to satisfy the settlement conditions may result in a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur significant expenses in the future as a result of our obligation to pay legal fees for and otherwise indemnify former officers and former directors.

As described below under Part I, Item 3, “Legal Proceedings,” certain former officers and former directors continue to be involved in investigations and related legal proceedings brought by the Securities and Exchange Commission (the SEC) and the Department of Justice (the DOJ). We are contractually obligated to pay legal fees for and otherwise indemnify these former officers and former directors. We may incur significant expenses in the future as a result of these obligations. The amount of these expenses is unpredictable and outside of our control and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Cryoablation has existed for many years, but has not been widely accepted primarily due to concerns regarding safety and efficacy and widespread use of alternative therapies. Because the technology previously lacked precise monitoring capabilities, prostate cryoablation procedures performed in the 1970s resulted in high cancer recurrence and negative side effects, such as rectal fistulae and incontinence, and gave cryoablation treatment negative publicity. To overcome these negative side effects, we have developed ultrasound guidance and temperature sensing to enable more precise monitoring in our Cryocare Surgical System. Nevertheless, we will need to overcome the earlier negative publicity associated with cryoablation in order to obtain market acceptance for our products. In addition, use of our Cryocare Surgical System requires significant physician education and training. As a result, we may have difficulty obtaining recommendations and endorsements of physicians and patients for our Cryocare Surgical System. We may also have difficulty raising the brand awareness necessary to generate interest in our Cryocare Surgical System. Any adverse side effects, including impotence or incontinence, recurrence of cancer or future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryoablation, whether from our products or the products of our competitors, could adversely affect acceptance of cryoablation. In addition, emerging new technologies and procedures to treat prostate cancer may negatively affect the market acceptance of cryoablation. If our Cryocare Surgical System does not achieve broad market acceptance, we will likely remain unprofitable.

We are faced with intense competition and rapid technological and industry change, which may make it more difficult for us to achieve significant market penetration.

The medical device industry generally, and the cancer treatment market in particular, are characterized by rapid technological change, changing customer needs and frequent new product introductions. If our competitors’ existing products or new products are more effective than or considered superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from companies in the cryoablation marketplace as well as companies offering other treatment options, including radical prostatectomy, radiation therapy and hormone therapy. If we are successful in penetrating the market for treatment of prostate cancer with our cryoablation treatment, other medical device companies may be attracted to the marketplace. Many of our potential competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approval and introduce and commercialize products before we do. These developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

Government regulation has a significant impact on our business. Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the Food and Drug Administration (FDA) has broad authority under the federal FD&C Act to regulate the development, distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions, which vary from country to country. The process of obtaining FDA and other required regulatory clearances and approvals (collectively, approvals) is lengthy and expensive. We may not be able to obtain or maintain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of our products. Any of these actions by the FDA, or change in FDA regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The FDA and similar governmental authorities in other countries have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling or in the event of patient injury. A governmental mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources and harm our reputation with customers and our business, impact our ability to distribute the recalled product in the future, require costly redesign or manufacturing changes and leave the company vulnerable to additional regulatory sanctions and product liability litigation.

We could be negatively impacted by future interpretation or implementation of the federal anti-kickback and Stark laws and other federal and state anti-self-referral and anti-kickback laws.

Centers for Medicare & Medicaid Services (CMS) recently issued a final rule, making a number of changes to the current Stark law regulations. The final rule, which was effective December 4, 2007, does not change the current status of our financial relationships. However, CMS also recently issued additional proposed changes to the Stark Law regulations which could, depending on the final version of those regulations and how they are interpreted, change the status of certain physician-owned entities that purchase or lease our products. As of November 2007, CMS has decided to delay publication of the final version of those proposed Stark law rules. We expect that CMS will issue the new rules, and may issue additional guidance, in 2008. However, we are unable to predict whether, and the extent to which, the new rules or guidance will affect our business. Depending on the content of the new rules or guidance, we may incur significant time and expenses in the future to restructure existing business relationships.

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

Our headquarters, cryoablation products manufacturing facilities, research facilities and much of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Associated with an Investment in Our Common Stock.

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

We had an aggregate of 11,773,293 shares of common stock outstanding as of February 29, 2008, which includes 1,878,448 shares of our common stock that we issued on March 11, 2005 in a private placement financing, 451,382 shares of our common stock that we have issued to Fusion Capital since October 2006 (which includes the 157,985 shares issued to Fusion Capital as a commitment fee) and 1,085,271 shares of our common stock that we issued to Frazier on May 25, 2007.

Investors in our March 2005 financing also received warrants to purchase an aggregate of 657,446 shares of our common stock at an exercise price of $10.50 per share and 657,446 shares of our common stock at an exercise price of $12.00 per share. These warrants have an anti-dilution clause that in certain circumstances reduces the effective exercise price of the warrants and proportionately increases the number of shares underlying the warrants to preserve the ownership of the warrant holders. As a result of our issuances to Fusion Capital and Frazier described above, the exercise price of the Series A Warrants decreased to $10.02 to effectively provide holders the right to purchase an additional 31,667 shares and the exercise price of the Series B Warrants decreased to $11.37 to effectively provide holders the right to purchase an additional 37,191 shares.

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

Governmental Legal Proceedings

As previously reported, on April 9, 2007, two former officers of the Company were indicted by a federal grand jury in Orange County, California. The indictment charges the former officers with eighteen counts of wire fraud, two counts of securities fraud, one count of false certification of financial reports, one count of false statements in reports filed with the SEC, one count of lying to accountants and four counts of “honest services” wire fraud. These former officers left the Company in 2003. The trial for these former officers is currently scheduled to begin on September 30, 2008. In addition to the criminal charges, on August 9, 2006, the SEC filed civil fraud charges in federal district court against these two former officers. The SEC’s civil case has been stayed pending the outcome of the DOJ’s criminal case against them. The SEC also may decide to file civil charges against one or more former directors. The Company is contractually obligated to pay legal fees for and otherwise indemnify these former officers and former directors.

As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the SEC on July 14, 2006, and entered into a non-prosecution agreement with the DOJ on July 18, 2006. These two agreements effectively resolved with respect to the Company the investigations begun by the SEC and by the DOJ in January 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On October 21, 2005, our stock began to trade on the OTC Bulletin Board or “OTCBB.” On October 10, 2007, our stock began to trade on The NASDAQ Capital Market under the symbol ENDO.

The following table sets forth for the fiscal quarters indicated, the high and low sales prices for our common stock as reflected on the OTCBB or The NASDAQ Capital Market, as applicable. Such prices represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions. All prices have been adjusted to reflect the one-for-three reverse stock split that occurred on August 20, 2007.

	High	Low

Year Ended December 31, 2007:
First Quarter	$7.02	$4.86
Second Quarter	8.85	5.25
Third Quarter	8.79	5.91
Fourth Quarter	10.00	6.65
Year Ended December 31, 2006:
First Quarter	$10.50	$8.04
Second Quarter	10.65	7.05
Third Quarter	8.40	4.50
Fourth Quarter	6.15	4.71

Holders

As of February 29, 2008, there were 217 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

The selected financial data set forth below should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed below in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share

Based Payment, which changed the way we account for our stock-based compensation. Our historical results are not necessarily indicative of operating results to be expected in the future.

	2003	2004	2005	2006	2007

Revenues from continuing operations	$19,604	$24,181	$28,274	$27,990	$29,687
Loss from continuing operations(a),(b)	$(24,963)	$(31,901)	$(14,838)	$(11,076)	$(8,941)
Net loss per share of common stock — basic and diluted (continuing operations)	$(3.09)	$(3.93)	$(1.54)	$(1.10)	$(0.80)
Weighted-average shares of common stock outstanding	8,054	8,088	9,659	10,084	11,122
Balance Sheet Data:
Total assets	$71,997	$34,374	$32,237	$16,246	$21,261
Common stock warrant liability(c)	$—	$—	$5,023	$1,307	$—

(a)	Loss from continuing operations in 2003 includes a $10.0 million gain from the sale of our cardiac arrhythmias product line to CryoCath Technologies, Inc.

(b)	Loss from continuing operations in 2004 includes a $9.9 million impairment charge in the third quarter to write-off the goodwill ($9.8 million) and covenant not to compete ($0.1 million) related to our mobile prostate treatment businesses and a loss of $0.7 million in the fourth quarter upon the final sale of these businesses.

(c)	Common stock warrants were issued in conjunction with our March 2005 private placement. The warrants were accounted for as derivatives and reported as non-current liabilities at December 31, 2005 and 2006. Effective January 1, 2007, we adopted the provisions of FASB Staff Position (FSP) EITF No. 00-19-2, Accounting for Registration Payment Arrangements, and reclassified the warrants into stockholders’ equity.

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

Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. We also employ a dedicated sales team focused on the interventional radiology market in which our products are used to treat renal, liver and lung cancer and for palliative intervention. In addition to selling our cryoablation disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare

Surgical System and disposable products on a fee-for-service basis. We intend to continue to identify and develop new markets for our cryoablation products and technologies, particularly in the area of tumor ablation.

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

The factors driving interest in and utilization of cryoablation include increased awareness and acceptance of cryoablation by industry thought leaders, continued publication of clinical data on the effectiveness of cryoablation, increased awareness among patients of cryoablation and its preferred outcomes as compared to other modalities, the efforts of our sales force and our continued expenditure of funds on patient education and advocacy.

Our primary objective is to grow market share, which we have historically measured in terms of the estimated number of domestic cryoablation procedures performed with our Cryocare Surgical System, which we calculate using two primary components. The first component is the actual number of cryoablation cases for which we perform the service element on behalf of the healthcare facility and provide the required disposable products. In the second, we compute a procedure case equivalent based on direct sales of our cryoablation disposable products (without the service element) by using the expected disposable product usage for each procedure for those sales.

In 2005, we began gradually shifting our revenue model from providing the service component of our cryoablation procedure (revenues from cryoablation procedure fees) to focusing on selling our cryoablation disposable products without responsibility for the service element of the procedure (revenues from sales of cryoablation disposable products), thereby reducing the incremental revenues associated with our business in favor of a more straightforward disposable sales model. We did so recognizing that this strategic business model change would result in a flattened revenue curve until the change was complete since the average revenue per case where we only sell the disposables is less than that for a case where we also provide the service component. Because of that, we continued to communicate the estimated number of procedures performed each quarter so that the users of our financial information could monitor market adoption and progress within our markets.

Today, the transition is largely complete and the remaining transition should be relatively small in future periods. Therefore, we believe that revenue growth will once again become one of our most important business metrics going forward. Because our customers are now directly purchasing and carrying inventories of our disposables and because of the resulting variability of probe use across patients and applications, making precise determinations about how many procedures are performed is increasingly difficult. As a consequence, we have decided that, beginning with our operating results for the three months ended December 31, 2007, we will report the number of cryoprobes sold during the period.

The following table summarizes for the periods presented the total estimated domestic cryoablation procedures our customers performed or which are represented by the procedure case equivalent we computed from sales of our cryoablation disposable products. We also summarize the number of probes sold for each period. We are providing this summary to allow users of the financial information greater clarity regarding the transition from the former metric (procedure growth) we reported to the new metric (revenue growth measured by the number of probes sold) we will report going forward.

	Year Ended December 31,			Three Months Ended December 31,
	2005	2006	2007	2006	2007

Estimated domestic cryoablation procedures	6,407	7,802	9,373	2,220	2,269
Number of cryoprobes sold
Straight probes	29,943	33,598	38,909	9,180	9,057
Right-angle probes	2,803	4,590	6,308	1,391	1,671

Total	32,746	38,188	45,217	10,571	10,728

The number of cryoprobes sold represents the domestic sales of cryoprobes during the periods presented. Straight probes are typically, although not always, used in prostate procedures and right-angle probes are typically used in procedures other than prostate procedures.

Results of Operations

Revenues and cost of revenues from continuing operations related to the following products and services for the three-year period ended December 31, 2007 are as follows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Revenues:
Product sales:
Cryoablation disposable products	$6,790	$13,948	$21,157
Cryocare Surgical Systems	743	1,096	1,573

	7,533	15,044	22,730
Cryoablation procedure fees	19,780	12,298	6,418
Cardiac royalties	889	604	386
Other	72	44	153

	$28,274	27,990	29,687

Cost of revenues:
Cryoablation disposable products and procedure fees	$15,278	11,541	9,006
Cryocare Surgical Systems	460	802	774

	$15,738	$12,343	$9,780

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

We recognize revenues from sales of Cryocare Surgical Systems and disposable cryoprobes when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. Revenues are deferred when we have continuing obligations until those obligations are fulfilled. When we contract with medical facilities for the use of the Cryocare Surgical Systems and provide the service element in addition to the disposables required in cryoablation treatments, we charge a per-procedure fee. Cryoablation services generally consist of rental and transport of a Cryocare Surgical System as well as the services of a technician to assist the physician with the setup and monitoring of the equipment.

Costs of revenues consist of fixed and variable costs incurred in the manufacture of our products in addition to depreciation of Cryocare Surgical Systems placed in the field with customers under our placement program or with our sales and service personnel. When we provide the service element in a cryoablation procedure, we incur additional cost of revenues in the form of a fee for equipment usage and other services when the procedure is performed on a system owned by an unrelated service provider. The fee paid to the third-party service provider is charged to costs of revenues when the procedure is performed and billed.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified-prospective transition method. Under that transition method, compensation cost is recognized for (a) all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation” and (b) all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Total stock-based compensation expense was $2.8 million and $3.9 million for 2006 and 2007, respectively. As a result of adopting SFAS No. 123R, our net loss for 2006 and 2007 is $2.6 million and $2.5 million greater, respectively, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, As of December 31, 2007, there was $1.7 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 0.9 years less any stock options forfeited prior to vesting. Unrecognized compensation for deferred and restricted stock units was $2.1 million at December 31, 2007 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 1.9 years.

Costs, expenses, gains and losses from continuing operations for the three-year period ended December 31, 2007 are as follows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Cost of revenues	$15,738	$12,343	$9,780
Research and development	2,283	2,781	2,555
Selling and marketing	13,001	15,195	14,855
General and administrative	13,858	13,107	12,506
Goodwill impairment and other charges	26	—	—
Gain on legal settlement	—	—	(677)

Total costs and expenses	$44,906	$43,426	$39,019

Interest income, net	$308	$452	$391
Interest expense related to common stock warrants	$657	$3,716	$—

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Cryoablation disposable products	$21,157	$13,948	$7,209	51.7%
Cryocare Surgical Systems	1,573	1,096	477	43.5%

	22,730	15,044	7,686	51.1%
Cryoablation procedure fees	6,418	12,298	(5,880)	(47.8)%
Cardiac royalties	386	604	(218)	(36.1)%
Other	153	44	109	247.7%

	$29,687	$27,990	$1,697	6.1%

Although our total number of estimated domestic procedures increased approximately 20 percent to 9,373 for the year ended December 31, 2007 from 7,802 for the year ended December 31, 2006, the growth in revenues is not reflective of this increase because of the change in revenue mix from procedure fees to direct sale of disposable products without the service component. Generally, we earn less revenue per case for sales of cryoablation disposable products than for procedure fees; however the related gross margin as a percent of revenues for sales of cryoablation disposable products is greater. Of the total estimated procedures performed during the year ended December 31, 2007, 14 percent were those for which we provided cryoablation services and 86 percent were from the sale of cryoablation disposable products. This compares to 32 percent for cryoablation services and 68 percent for sales of cryoablation disposable products during the year ended December 31, 2006.

Also contributing to growth in sales of cryoablation products was an increase in sales to a market served by interventional radiologists, who are physicians who treat tumors in the kidney, lung and liver and perform palliative intervention. Direct sales of disposable products and interventional radiology procedures generally have a lower average selling price than procedures performed by urologists on prostate and renal treatments although costs of revenues are also lower.

The decrease in royalty revenues for the year ended December 31, 2007 is related to a decrease in the contractual rate of royalties that we are paid from 5.0 percent in 2006 to 3.0 percent in 2007.

Revenues from sales of Cryocare Surgical Systems increased as a result of a greater number of systems sold.

Cost of Revenues

	Year Ended
	December 30,
	2007	2006	$ Change
	(Dollars in thousands)

Cost of Revenues	$9,780	$12,343	$(2,563)
Percent of revenues	32.9%	44.1%

The decrease in cost of revenues resulted primarily from the change in the mix of our revenues from those where we are responsible for providing cryoablation procedure services to solely selling cryoablation disposable products. This mix shift led to a decrease in the number of cases for which we paid fees to third party service providers. Fees to service providers were $2.5 million in 2007 and $4.7 million in 2006. In addition, costs of revenues declined due to decreases in materials, labor and overhead costs. During the years ended December 31, 2007 and 2006, substantially all of our cryoablation procedures for which we were responsible for the service element were performed by third party service providers at an additional cost to us.

Gross Profit and Gross Margin

	Year Ended
	December 31,
	2007	2006	$ Change
	(Dollars in thousands)

Cryoablation disposable products and procedure fees	$18,569	$14,705	$3,864
Cryocare surgical systems	799	294	505
Cardiac royalties and other	539	648	(109)

	$19,907	$15,647	$4,260

	Year Ended
	December 31,		Percentage Point
	2007	2006	Change
	(Percent of revenues)

Cryoablation disposable products and procedure fees	62.6%	52.5%	10.1%
Cryocare surgical systems	2.7%	1.1%	1.6%
Cardiac royalties and other	1.8%	2.3%	(0.5)%

	67.1%	55.9%	11.2%

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

Research and Development Expenses

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Research and development expenses	$2,555	$2,781	$(226)	(8.1)%
Percent of total revenues	8.6%	9.9%

This decrease is primarily attributable to a $0.2 million reduction in educational grants and clinical studies expenses. In 2007, we focused our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage. In addition, these expenses are generally recognized in conjunction with milestones inherent in the studies and are not always predictable in amount and timing

Selling and Marketing Expenses

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Selling and marketing expenses	$14,855	$15,195	$(340)	(2.2)%
Percent of total revenues	50.0%	54.3%

The decrease is due mainly to reductions in travel and entertainment costs, consulting costs, depreciation and amortization, and advertising, trade shows and related expenses totaling $1.4 million for the year ended December 31, 2007. These reductions were offset by increases in compensation and related costs in the amount of $1.1 million. Included in selling and marketing expenses for the year ended December 31, 2007 and 2006 were $0.7 million and $0.6 million, respectively, in non-cash stock-based compensation expense related to stock options, deferred stock units and restricted stock units.

General and Administrative Expenses

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

General and administrative expenses	$12,506	$13,107	$(601)	(4.6)%
Percent of total revenues	42.1%	46.8%

As a result of our concerted effort to reduce costs, our audit, accounting, insurance, professional and consulting fees decreased by over $1.3 million for the year ended December 31, 2007 as compared to the same period in 2006. In 2006, we wrote off a $0.3 million note receivable from a related party that was deemed uncollectible, which was a one time event. In addition, we reduced the carrying value of the $1.4 million note receivable from Plethora relating to the sale of Timm Medical to $1.1 million in the fourth quarter of 2006 in anticipation of the acceptance of a discount in exchange for early repayment. No agreement was ultimately reached and we reinstated the note receivable to its face value in the third quarter of 2007. The note was collected in February 2008 upon scheduled maturity.

These decreases were partially offset by increased legal fees of $0.2 million generated by law firms representing the former officers and former directors in connection with ongoing SEC and DOJ investigations and legal proceedings. Also, in 2007, we recorded a $0.1 million benefit for payroll tax liabilities that were no longer statutorily due, compared to a similar benefit in the amount of $0.9 million in 2006. Included in general and administrative expenses for the year ended December 31, 2007 and December 31, 2006 were $3.0 million and $2.0 million, respectively, of non-cash stock-based compensation expense related to stock options, deferred stock units and restricted stock units.

Gain on Legal Settlement

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Gain on legal settlement	$(677)	$—	$(677)	100.0%
Percent of total revenues	(2.2)%	0.0%

In the third quarter of 2007, we recorded a gain of $0.7 million for litigation settlement, net of related legal expenses. This amount relates to the settlement with KPMG LLP, our former independent auditor, for claims of professional negligence and breach of contract in the amount of $1.0 million for damages and $0.2 million for recovery of audit fees paid. We were required to pay one-third of the settlement amount and one-third of the returned fees to our outside litigation counsel.

Interest Income, Net

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Interest income, net	$391	$452	$(61)	(13.5)%
Percent of total revenues	1.3%	1.6%

Interest income, net in the 2007 and 2006 periods includes interest income on a note receivable from the 2003 sale of our urinary incontinence product line and income earned on the investment of our cash balances. The 2007 amount also includes $0.1 million in interest income on the note receivable from Plethora related to the 2006 sale of Timm Medical. We suspended interest accrual on the note in 2006 and resumed accrual in 2007. The note and related interest receivable was collected in February 2008. The increase in interest income in 2007 was offset by $0.1 million of interest expense on the credit line.

Interest Expense Related to Common Stock Warrants

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Interest expense related to common stock warrants	$—	$(3,716)	$3,716	(100)%
Percent of total revenues	—	(13.3)%

For the year ended December 31, 2006, the negative interest expense on common stock warrants resulted from a decrease in the fair value of common stock warrants related to our March 2005 private placement. As a result of a provision for liquidated damages under a related registration rights agreement, these warrants were accounted for as derivatives through December 31, 2006 and were carried at fair value with changes in fair value recorded through interest expense. Effective January 1, 2007, we adopted FASB Staff Position (FSP) EITF No. 00-19-02, Accounting for Registration Payment Arrangements, which no longer requires the warrants to be recorded as a liability and no interest expense was recorded for these warrants during the year ended December 31, 2007. See Note 6 — “Private Placement of Common Stock and Warrants” in the notes to our consolidated financial statements for further discussion.

Loss from Continuing Operations

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Loss from continuing operations	$(8,941)	$(11,076)	$(2,135)	(19.3)%
Percent of total revenues	(30.1)%	(39.6)%

Loss from continuing operations for the year ended December 31, 2007 was $0.80 per basic and diluted share on 11.1 million weighted average shares outstanding compared to a loss from continuing operations of $1.10 per basic and diluted share on 10.1 million weighted average shares outstanding for 2006. Losses decreased in 2007 due to a $4.3 million increase in gross profit over 2006, lower spending across all major expense categories and a $0.7 million gain on a litigation settlement. This was partially offset by non-cash expenses including $3.9 million of stock-based compensation expense in 2007, compared to $2.8 million in 2006, and a negative interest expense of $3.7 million in 2006 from the change in the fair value of common stock warrants which did not occur in 2007.

Income from Discontinued Operations

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Income from discontinued operations	$—	$311	$(311)	(100.0)%
Percent of total revenues	—	1.1%

Income from discontinued operations for the year ended December 31, 2006 represents the operating results of Timm Medical through the date of sale on February 10, 2006. Income for the 2006 period was 0.03 per basic and diluted share on 10.1 million weighted average shares outstanding. The 2006 income included a $0.5 million gain on the sale of Timm Medical and a tax provision of $0.2 million.

Net Loss

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Net loss	$(8,941)	$(10,765)	$(1,824)	(16.9)%
Percent of total revenues	(30.1)%	(38.5)%

Net loss for the year ended December 31, 2007 was $0.80 per basic and diluted share on 11.1 million weighted average shares outstanding, compared to a net loss of $1.07 per basic and diluted share on 10.1 million weighted average shares outstanding during the same period in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Cryoablation disposable products	$13,948	$6,790	$7,158	105.4%
Cryocare Surgical Systems	1,096	743	353	47.5%

	15,044	7,533	7,511	99.7%
Cryoablation procedure fees	12,298	19,780	(7,482)	(37.8)%
Cardiac royalties	604	889	(285)	(32.1)%
Other	44	72	(28)	(38.9)%

	$27,990	$28,274	$(284)	(1.0)%

The revenue decrease resulted from a rapid shift in mix from procedures for which we are responsible for providing the service element to those for which we solely sell our cryoablation disposable products. Total procedures increased 22 percent to 7,802 for the year ended December 31, 2006 from 6,407 in the comparable period of 2005, while the related revenues decreased by 1.2 percent. Of the total procedures performed during the year ended December 31, 2006, 32 percent were those for which we provided cryoablation services and 68 percent were from the sale of cryoablation disposable products. This compares to 63 percent for cryoablation services and 37 percent for sales of cryoablation disposable products during the year ended December 31, 2005. While our total procedures increased significantly, the lower average sales price from selling direct disposable products as compared to our average service price from providing the service element had the effect of slightly decreasing our revenues year over year. However, direct product sales also have lower cost of revenues and produce much higher gross margins as discussed above. The shift in our revenue mix was faster than expected but in line with our overall strategy to shift our business to become a more traditional medical device manufacturer.

Cardiac royalty revenue decreased mainly because the contractual rate CryoCath was obligated to pay us as percentage of related revenues decreased from 9.0 percent to 5.0 percent in 2006. Revenue from the sale of Cryocare Surgical Systems increased for the year ended December 31, 2006 from the comparable period in 2005 to $1.1 million from $0.7 million primarily due to increased sales of our systems internationally.

Cost of Revenues

	Year Ended
	December 31,
	2006	2005	$ Change
	(Dollars in thousands)

Cost of Revenues	$12,343	$15,738	$(3,395)
Percent of revenues	44.1%	55.7%

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

Gross Profit and Gross Margin

	Year Ended
	December 31,
	2006	2005	$ Change
	(Dollars in thousands)

Cryoablation disposable products and procedure fees	$14,705	$11,292	$3,413
Cryocare surgical systems	294	283	11
Cardiac royalties and other	648	961	(313)

	$15,647	$12,536	$3,111

	Year Ended
	December 31,		Percentage Point
	2006	2005	Change
	(Percent of revenues)

Cryoablation disposable products and procedure fees	52.5%	39.9%	12.6%
Cryocare surgical systems	1.1%	1.0%	0.1%
Cardiac royalties and other	2.3%	3.4%	(1.1)%

	55.9%	44.3%	11.6%

The positive trend in our gross margin (gross profit as a percentage of revenues) relates primarily to the shift in our business model to a much larger percentage of total procedures from the sale of our cryoablation disposable products as opposed to procedures where we are responsible for providing the service element of the procedure, which generates a lower gross margin as a percent of revenues. Also contributing to the increase in gross margin were continued reductions in manufacturing costs for our cryoablation disposable products. Gross margins were negatively affected during the year ended December 31, 2006 by transactions where we allowed certain customers to upgrade to our Cryocare CS System from a previous generation of our Cryocare Surgical System with nominal additional payment, resulting in a net loss of $0.5 million.

Research and Development Expenses

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Research and development expenses	$2,781	$2,283	$498	21.8%
Percent of total revenues	9.9%	8.1%

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

Selling and Marketing Expenses

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Selling and marketing expenses	$15,195	$13,001	$2,194	16.9%
Percent of total revenues	54.3%	46.0%

Driving the increases were proctor fees and related cost increases of $0.4 million, increased travel costs of $0.2 million, non-cash stock-based compensation expenses related to stock options and deferred stock units in the amount of $0.6 million and increased compensation related expenses in our sales organization of $0.8 million.

General and Administrative Expenses

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

General and administrative expenses	$13,107	$13,858	$(751)	(5.4)%
Percent of total revenues	46.8%	49.0%

General and administrative expenses decreased in several areas including legal and accounting costs of $1.7 million as a result of establishing in house legal counsel and marked efforts to reduce accounting and consulting fees, specifically those related to compliance with section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). We had $0.5 million in reductions in insurance premiums due to concerted efforts to reduce premiums without compromising coverage. During the second quarter of 2006 the statute of limitations expired on $0.9 million of potential payroll tax liability pertaining to employee loans forgiven and stock option exercises that occurred in 2002 and prior, compared to $0.2 million of similar reductions in 2005. In 2005 we paid $0.6 million in liquidated damages related to our March 2005 private placement financing, which did not recur in 2006.

These reductions were partially offset by $2.2 million in additional compensation expense including $2.0 million of non-cash stock-based compensation expenses related to stock options and deferred stock units. Additionally in the fourth quarter of 2006, we reserved a total of $0.7 million on notes receivable. Of this amount $0.4 million relates to a reserve recorded on a note with a related party. The $0.3 million remaining amount is related to a possible arrangement with the purchaser of Timm Medical which we may offer a payment discount in exchange for acceleration of payment of the remaining balance of the purchase note.

Interest Income, Net

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Interest income, net	$452	$308	$144	46.8%
Percent of total revenues	1.6%	1.1%

Interest income increased due to interest income on a note receivable for the 2003 sale of our urinary incontinence product line and interest income earned from the investment of our cash balances.

Interest Expense Related to Common Stock Warrants

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Interest expense related to common stock warrants	$(3,716)	$(657)	$(3,059)	(465.6)%
Percent of total revenues	(13.3)%	(2.3)%

The negative interest expense for the years ended December 31, 2006 and 2005 was due to the decreases in the fair value of common stock warrants issued in connection with our private placement in March 2005.

Loss from Continuing Operations

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Loss from continuing operations	$(11,076)	$(14,838)	$(3,762)	(25.4)%
Percent of total revenues	(39.6)%	(52.5)%

Loss from continuing operations for the year ended December 31, 2006 was $1.10 per basic and diluted share on 10.1 million weighted average shares outstanding compared to a loss from continuing operations of $1.54 per basic and diluted share on 9.7 million weighted average shares outstanding for the same period in 2005. Included in the loss from continuing operations during the year ended December 31, 2006 is an aggregate of $2.8 million of non-cash stock-based compensation expense related to stock options and deferred stock units, a reduction in accrued payroll taxes of $0.9 million which were no longer statutorily due and the reduction in interest expense of $3.7 million from the change in the fair value of common stock warrants.

Income from Discontinued Operations

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Income from discontinued operations	$311	$1,159	$(848)	(73.1)%
Percent of total revenues	1.1%	4.1%

Income from discontinued operations for the year ended December 31, 2006 represents the operating results of Timm Medical through the date of sale on February 10, 2006. Income for the 2006 period was $0.03 per basic and diluted share on 10.1 million weighted average shares outstanding. The 2006 income included $0.5 million gain on sale of Timm Medical and a tax provision of $0.2 million. Income from discontinued operations for the year ended December 31, 2005 was $0.12 per basic and diluted share on 9.7 million weighted average shares outstanding. The 2005 period includes income of $0.6 million as a result of the elimination of the estimated costs to sell, which was previously reported as a component of a 2004 impairment charge when Timm Medical was initially marketed for sale.

Net Loss

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Net loss	$(10,765)	$(13,679)	$(2,914)	(21.3)%
Percent of total revenues	(38.5)%	(48.4)%

Net loss for the year ended December 31, 2006 was $10.8 million or $1.07 per basic and diluted share on 10.1 million weighted average shares outstanding, compared to a net loss of $13.7 million, or $1.42 per basic and diluted share on 9.7 million weighted average shares outstanding for the same period in 2005.

Off Balance Sheet Financing

Other than lease commitments, legal contingencies incurred in the normal course of business, obligations under royalty and joint technology development arrangements and employment contracts, we do not have any off-balance sheet financing arrangements or liabilities. In addition, our policy is not to enter into derivative instruments, futures or forward contracts. Our business is transacted solely in U.S. dollars and, while future fluctuations of the U.S. dollar may affect the price competitiveness of our products, there is no known significant direct foreign currency exchange rate risk. Finally, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have incurred losses from operations and have reported negative cash flows. As of December 31, 2007, we had an accumulated deficit of $189.8 million and cash and cash equivalents of $7.7 million. We do not expect to reach cash flow positive operations for the 2008 year, and we expect to continue to generate losses from operations for the foreseeable future.

In July 2006, we resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see Note 12 — “Commitments and Contingencies” in the footnotes to the consolidated financial statements). However, we still have obligations to indemnify and advance the legal fees of our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. The amounts we pay under these obligations could have a material adverse effect on our business, financial condition, results of operations and liquidity. For the year ended December 31, 2007, we incurred expenses of $1.7 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.9 million. As of December 31, 2007, we have $0.1 million available under this insurance coverage.

We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.2 million. The amount was fully accrued as of December 31, 2007. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.

As discussed in Note 6 — “Private Placement of Common Stock and Warrants” in the footnotes to the consolidated financial statements, on October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (Fusion Capital), which gives us the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount (in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $4.50 or higher), subject to our ability to comply with certain ongoing requirements. These requirements include, among others, maintaining effectiveness of the registration statement covering the resale of the shares purchased by Fusion Capital, and maintenance of per share trading prices at or above $3.00. The $150,000 increment can be increased if the market price of our common stock increases. The SEC declared the registration statement effective on December 1, 2006. The agreement with Fusion Capital expires on November 6, 2008.

Through December 31, 2007 we have sold 293,397 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. The most recent sale of stock to Fusion Capital occurred in May 2007. Since we have authorized 2,666,666 shares for sale under the stock purchase agreement, the selling price of our common stock to Fusion Capital would have had to average at least $6.00 per share for us to receive the maximum proceeds of $16.0 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement

On May 24, 2007 we sold 1,085,271 shares of our common stock to Frazier Healthcare V, L.P. (Frazier) at a price per share of $6.45, for aggregate proceeds of $7.0 million.

During the three months ended December 31, 2007 we received an aggregate of $1.1 million in proceeds from the exercise of stock options held by one of our former officers. An aggregate of 166,667 shares were issued upon exercise of the stock options at $6.75 per share.

We expect to use existing cash reserves, working capital through the sale of our products, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. We were not in compliance with the minimum tangible net worth covenant under our bank line of credit for the months of September to November 2006. On December 22, 2006, we signed an amendment to the Loan and Security Agreement. Among other things, the amendment (i) modified the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modified the definition of accounts that are ineligible under the borrowing base calculation; (ii) modified the loan margin as defined to 1.50 percent; and (iii) waived non-compliance with the minimum tangible net worth requirement as of September 30, 2006, October 31, 2006 and November 30, 2006, as well as modified the terms of the covenant. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008. On February 8, 2008, the maturity date was further extended to February 26, 2009. As of December 31, 2006 and 2007, we were in compliance with all covenants. As of December 31, 2007 we had $0.9 million outstanding on the line of credit. During February through May 2007, outstanding advances on the line of credit exceeded 50 percent of the accounts receivable borrowing base referred to above. As required by the agreement, our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the lender’s approval. In June 2007, the outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.

We believe that the Fusion Capital financing and bank line of credit, together with the $7.0 million that we received from Frazier, should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows on a consistent basis. However, our cash needs are not entirely predictable and the future availability of funds from Fusion Capital and our bank is subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2007. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	Total	2008	2009-2010	2011-2012
	(In thousands)

Non-cancelable operating leases(1)	$1,261	$549	$704	$8
Non-cancelable capital lease(2)	136	34	68	34
Purchase commitments(3)	624	624	—	—

	$2,021	$1,207	$772	$42

(1)	We enter into operating leases in the normal course of business. We lease office space as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease at the end of the original term. Our future operating lease obligations would change if we exercise these renewal options and if we enter into additional operating lease agreements. For more information, see Note 12 “Commitments and Contingencies” to our Consolidated Financial Statements.

(2)	During 2007, we leased certain office equipment under a capital lease agreement. We recorded the equipment at fair market value and recorded a corresponding lease obligation. For more information, see Note 12 “Commitments and Contingencies” to our Consolidated Financial Statements.

(3)	These purchase commitments relate to agreements to purchase goods or services. These obligations are not recorded in our consolidated financial statements until contract payment terms take effect. We expect to fund these commitments with operating cash flows and from cash balances on hand. The obligations shown in the above table are subject to change based on, among other things, our manufacturing operations not operating in the normal course of business, the demand for our products, and the ability of our suppliers to deliver the products or services as promised.

Additionally, under a commercialization agreement, we are obligated to make monthly advances of $42,500 to our collaboration partner beginning the fourth quarter of 2005. This obligation continues until either we or our partner enter into a licensing agreement sufficient to reimburse us for all prior payments and fund the partner going forward.

We are also obligated to indemnify certain former officers and former directors and advance legal fees to them in connection with continuing investigations and legal proceedings involving these individuals by the SEC and DOJ. We are unable to predict the timing and amount of these legal fees.

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ significantly from current expectations. Factors that could possibly cause actual amounts to differ from current estimates relate to various risks and uncertainties inherent in our business, including those set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that affect our financial statements.

Revenue Recognition.  We follow the provisions of Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104) and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

We reduce our revenues for customer concessions, and defer revenue recognition for minimum procedure guarantees, contingent payment arrangements and when we have continuing performance obligations until a future date when the contingencies are resolved and obligations met.

Where we own the equipment used in the procedure, we bill the medical facility and retain the entire procedure fee. In many instances, however, the equipment is owned by a third-party who contracts with us to perform the service component of the procedure. Third-party service providers are at times entities owned or controlled by urologists who perform cryoablation procedures. In the latter case, we still invoice the medical facility but we pay a fee to the third-party service provider. The procedure fee is recorded as revenue in the period when the procedure is performed and, where applicable, the fee paid to a third-party service provider is included in cost of revenues for the same period.

From time to time we provide loaner equipment to customers as part of a strategy aimed at promoting broader acceptance of our technology and driving sales of disposable products faster than would be possible if we restricted use of the device only to customers willing to make a significant capital investment to purchase a Cryocare Surgical System. In these situations, we either loan a mobile Cryocare Surgical System to a hospital or consign a stationary Cryocare Surgical System with the hospital under our placement program and charge a fee for each procedure in which the equipment is used. Cost of revenues includes depreciation on the Cryocare Surgical Systems we own over an estimated useful life of three years. We have also reduced the selling price of our Cryocare Surgical System to at or near cost to promote sales of our cryoablation disposable products.

Under certain circumstances, we will upgrade our older model Cryocare Surgical Systems for our new model with select customers. The terms of the upgrade can include the trade-in of an older system for a refurbished system at no additional cost to the customer, or a trade-in of an older system plus cash for a refurbished or new Cryocare Surgical System. These upgrades are not part of a bundled arrangement conditioned upon past or future purchases of our products. They are offered at our election as a means to introduce our latest technology to the market place. The older systems received in the trade are then redeployed for interventional radiology procedures or sold in secondary markets. When these upgrades take place, we invoice the customer for the upgraded Cryocare Surgical System and expense the cost of the system upon shipment. If we determine that there will be a loss on the trade, we may record the loss at the time the commitment is made. We recognize revenue to the extent of the cash consideration upon shipment. We do not assign a value to the older trade-in system since they generally have exceeded our estimated useful life of three years

We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Accounts receivable are carried at original invoice amount less all discounts and allowances, and less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. Allowances are provided for known and anticipated credit losses as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Impairment of Long-Lived Assets.  We have a significant amount of property, equipment and amortizable intangible assets primarily consisting of purchased patents and acquired technology. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value.

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

Other Investments.  We review our equity investments for impairment based on our determination of whether a decline in the market value of the investment below our carrying value is other than temporary. In making this determination, we consider Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting of Investments in Common Stock, and EITF 00-31, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which set forth factors to be evaluated in determining whether a loss in value should be recognized. Factors include the investee’s operational performance, indicators of continued viability, financing status, liquidity prospects and cash flow forecasts. We also consider our ability to hold the investment until we recover our cost, the market price and market price fluctuations of the investee’s publicly traded shares and the ability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. In addition, we assess if these equity investees constitute variable interest entities and are required to be consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.

Income Taxes.  In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate, including estimating both actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2007 we have established a valuation allowance of $5.6 million against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48). FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Stock based compensation.  As a normal practice, we compensate employees and non-employee directors through stock-based compensation. Effective January 1, 2006, we account for our stock-based compensation under the provisions of SFAS No. 123R, Share-Based Payments. SFAS No. 123R eliminates the use of the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards that are expected to vest. The estimation of stock-based compensation requires the use of complex option pricing models and application of judgment in selecting the appropriate valuation assumptions, as such volatility, forfeiture rates and expected term. We value our stock-based compensation using the Black-Scholes option pricing model and the single option award approach, in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. We reduce our compensation expense for estimated forfeitures based on historical forfeiture behavior, excluding unusual events or behavior that is not indicative of future expectations. In addition, certain equity awards vest based on performance conditions, such as sales and profitability goals. Compensation expense is recorded only if it is probable that the award will vest. Assessing whether the milestones will be met and the implicit service period requires significant judgment. We re-assess the appropriateness of the milestone and valuation assumptions, including our calculated forfeiture rate, on a quarterly basis or when events or changes in circumstances warrant a re-evaluation. In addition, we monitor equity instruments with non-standard provisions, such as performance-based vesting conditions, accelerated vesting based on achievement of performance milestones and features that require instruments to be accounted for as liabilities.

Inflation

The impact of inflation on our business has not been significant to date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing the risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities, a line of credit and common stock warrants. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore, we do not have significant market risk exposure with respect to commodity prices.

At December 31, 2007, $7.1 million of our cash is invested in a money market mutual fund (the Citi Institutional Liquid Reserves) which includes in its investment portfolio commercial paper, time deposits, certificates of deposits, bank notes, corporate bonds and notes and U.S. government agency securities. The fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the fund seeks to preserve the value of the investment at $1.00 per share, it is possible to lose our principal if the underlying securities suffer losses. At January 31, 2008, the fund reported that certain securities within the portfolio are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value (NAV) of $1, which represents the price at which investors buy (“bid price”) and sell (“redemption price”) fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can withdraw our finds at any time without restriction. We will monitor the value of the fund periodically for impairment.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. That report appears below in this Item 9A.

(c) Changes in Internal Controls.  There was no change in our internal control over financial reporting during our fourth fiscal quarter for 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Endocare, Inc.

We have audited Endocare Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endocare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Endocare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endocare, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young llp

Los Angeles, California
March 7, 2008

Item 9B. Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2007.

Item 13.  Certain Relationships and Related Transactions, and director independence

The information required by this Item 13 is incorporated by reference to the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

The Consolidated Financial Statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2006 and 2007 is included in the Consolidated Financial Statements at page F-39. All other schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

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

Date: March 6, 2008

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

Signature	Title	Date

/s/ Craig T. Davenport Craig T. Davenport	Chairman, Chief Executive Officer and President (principal executive officer)	March 6, 2008

/s/ Michael R. Rodriguez Michael R. Rodriguez	Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 7, 2008

/s/ John R. Daniels, M.D. John R. Daniels, M.D.	Director	March 6, 2008

/s/ David L. Goldsmith David L. Goldsmith	Director	March 6, 2008

/s/ Eric S. Kentor Eric S. Kentor	Director	March 6, 2008

/s/ Terrence A. Noonan Terrence A. Noonan	Director	March 7, 2008

/s/ Thomas R. Testman Thomas R. Testman	Director	March 6, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Endocare, Inc.

We have audited the accompanying consolidated balance sheets of Endocare, Inc. (the Company) and subsidiary as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocare, Inc. and subsidiary at December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, Endocare, Inc. changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006. Also, as discussed in Note 6 to the consolidated financial statements, Endocare, Inc. changed its method of accounting for common stock warrants in accordance with FASB Staff Position (FSP) EITF No. 00-19-2, Accounting for Registration Payment Arrangements, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endocare, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 7, 2008

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2005	2006	2007
	(In thousands, except per share data)

Product sales	$7,533	$15,044	$22,730
Service revenues	19,780	12,298	6,418
Other	961	648	539

	28,274	27,990	29,687

Costs and expenses:
Cost of revenues	15,738	12,343	9,780
Research and development	2,283	2,781	2,555
Selling and marketing	13,001	15,195	14,855
General and administrative	13,858	13,107	12,506
Gain on legal settlement	—	—	(677)
Goodwill impairment and other charges	26	—	—

Total costs and expenses	44,906	43,426	39,019

Loss from operations	(16,632)	(15,436)	(9,332)
Interest income, net	308	452	391
Interest expense related to common stock warrants	657	3,716	—

Loss from continuing operations before taxes	(15,667)	(11,268)	(8,941)
Tax benefit on continuing operations	829	192	—

Loss from continuing operations	(14,838)	(11,076)	(8,941)
Income from discontinued operations, net of taxes	1,159	311	—

Net loss	$(13,679)	$(10,765)	$(8,941)

Net income (loss) per share of common stock — basic and diluted Continuing operations	$(1.54)	$(1.10)	$(0.80)
Discontinued operations	$0.12	$0.03	$—
Weighted-average shares of common stock outstanding	9,659	10,084	11,122

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,811	$7,712
Accounts receivable less allowances for doubtful accounts and sales returns of $84 and $90 at December 31, 2006 and 2007, respectively	4,161	3,530
Inventories	2,260	3,022
Prepaid expenses and other current assets	1,284	2,081

Total current assets	9,516	16,345
Property and equipment, net	1,040	850
Intangibles, net	3,613	3,077
Investments and other assets	2,077	989

Total assets	$16,246	$21,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,393	$2,194
Accrued compensation	3,000	3,895
Other accrued liabilities	3,594	3,034
Loan payable	—	880
Obligations under capital lease, current portion	—	28

Total current liabilities	9,987	10,031
Common stock warrants	1,307	—
Deferred compensation	74	227
Obligations under capital lease — less current portion	—	84
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,226,392 and 11,761,562 shares issued and outstanding at December 31, 2006 and 2007, respectively	10	12
Additional paid-in capital	181,310	200,663
Accumulated deficit	(176,442)	(189,756)

Total stockholders’ equity	4,878	10,919

Total liabilities and stockholders’ equity	$16,246	$21,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
	(In thousands)

Balance as of December 31, 2004	8,114	$8	$169,416	$(151,998)	$17,426

Net loss and comprehensive loss	—	—	—	(13,679)	(13,679)
Stock options exercised	37	—	116	—	116
Stock-based compensation expense	—	—	51	—	51
Sale of common stock	1,878	2	8,914	—	8,916

Balance as of December 31, 2005	10,029	$10	$178,497	$(165,677)	$12,830

Net loss and comprehensive loss	—	—	—	(10,765)	(10,765)
Stock options exercised	29	—	108	—	108
Stock-based compensation expense	—	—	2,797	—	2,797
Sale of common stock	168	—	(92)	—	(92)

Balance as of December 31, 2006	10,226	$10	$181,310	$(176,442)	$4,878

Net loss and comprehensive loss	—	—	—	(8,941)	(8,941)
Stock options exercised	167	—	1,125	—	1,125
Stock-based compensation expense	—	—	3,950	—	3,950
Sale of common stock	1,369	2	8,598	—	8,600
Reclassification of common stock warrants to equity	—	—	5,680	(4,373)	1,307

Balance as of December 31, 2007	11,762	$12	$200,663	$(189,756)	$10,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2006	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(13,679)	$(10,765)	$(8,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,054	1,576	1,126
Reserve for uncollectible notes	—	695	—
Gain on divestitures, net	(609)	(524)	—
Stock-based compensation	51	2,845	3,901
Goodwill impairment and other charges	26	—	—
Loss on sale of placement units and other fixed assets	107	47	52
Minority interests	(214)	—	—
Extinguishment of payroll tax liabilities	(182)	(891)	(121)
Interest expense on common stock warrants	(657)	(3,716)	—
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable	(354)	(407)	632
Inventories	(318)	112	(993)
Prepaid expenses and other current assets	(454)	(83)	291
Accounts payable	(337)	(1,409)	(1,199)
Accrued compensation	429	281	1,217
Other accrued liabilities	(1,581)	(1,364)	(560)

Net cash used in operating activities	(14,718)	(13,603)	(4,595)

Cash flows from investing activities:
Purchases of property and equipment	(423)	(158)	(109)
Purchases of intangibles	(330)	—	—
Proceeds from divestitures	850	7,480	—

Net cash provided by (used in) investing activities	97	7,322	(109)

Cash flows from financing activities:
Stock options and warrants exercised	116	108	1,125
Borrowings on line of credit	—	250	13,450
Payments on line of credit	—	(250)	(12,570)
Proceeds from sale of stock and warrants, net	14,596	(92)	8,600

Net cash provided by financing activities	14,712	16	10,605

Net increase (decrease) in cash and cash equivalents	91	(6,265)	5,901
Cash and cash equivalents, beginning of year	7,985	8,108	1,811
Less: Cash of discontinued operations	32	(32)	—

Cash and cash equivalents, end of year	$8,108	$1,811	$7,712

Non cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$532	$587	$334
Transfer from property and equipment to inventory for sale of Cryocare Surgical Systems	—	470	103
Capital lease obligation	—	—	112
Adoption of FSP EITF No. 00-19-2
Increase in paid-in capital	—	—	5,680
Reduction of retained earnings	—	—	(4,373)
Reduction in warrant liability	—	—	(1,307)
Other supplemental information:
Interest paid	$36	$19	$151
Income taxes paid	$22	$55	$69

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of the Company

Endocare is a medical device company focused on developing, manufacturing and selling cryoablation products with the potential to improve the treatment of cancer and other tumors. We were formed in 1990 as a research and development division of Medstone International, Inc. (Medstone), a manufacturer of shockwave lithotripsy equipment for the treatment of kidney stones. Following our incorporation under the laws of the state of Delaware in 1994, we became an independent, publicly-owned corporation upon Medstone’s distribution of our stock to the existing stockholders on January 1, 1996.

Through February 10, 2006 we also offered vacuum therapy systems for non-pharmaceutical treatment of erectile dysfunction through our wholly-owned subsidiary Timm Medical Technologies, Inc. (Timm Medical), which was sold to a third party effective February 2006 (see Note 7 — “Dispositions and Discontinued Operations”). The operating results of Timm Medical are included in discontinued operations.

Effective on August 20, 2007, we effected a one-for-three reverse split of our common stock. All share amounts and per share amounts have been adjusted throughout the accompanying consolidated financial statements and the related notes to reflect this reverse stock split for all periods presented. The reverse split did not affect the authorized shares and par value per share. On October 10, 2007, our common stock commenced trading on The NASDAQ Capital Market under the symbol ENDO.

2.	Recent Operating Results and Liquidity

Since inception, we have incurred losses from operations and have reported negative cash flows. As of December 31, 2007, we had an accumulated deficit of $189.8 million and cash and cash equivalents of $7.7 million. $0.9 million of the cash balance is borrowed under our line of credit, which is payable on a current basis. During 2007, we also received $1.6 million and $7.0 million from the sale of our common shares to Fusion Capital Fund II, LLC (Fusion Capital) and Frazier Healthcare V, L.P. (Frazier), respectively, as more fully described below. We do not expect to reach cash flow positive operations on an annual basis in 2008, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions.

Although in July 2006 we resolved the investigations by the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) of our historical accounting and financial reporting (see Note 12 — “Commitments and Contingencies”), we still have obligations to indemnify and advance the legal fees of our former officers and former directors in connection with the ongoing investigations and legal proceedings related to those individuals. The amounts we pay under these obligations could have a material adverse effect on our business, financial condition, results of operations and liquidity. For the year ended December 31, 2007, we incurred expenses of $1.7 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.9 million. As of December 31, 2007, we have $0.1 million available under this insurance coverage.

We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.2 million. The amount was fully accrued as of December 31, 2007. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our sources of funding include a $4 million credit facility with Silicon Valley Bank and a $16 million common stock purchase agreement with Fusion Capital. As discussed in Note 6 — “Private Placement of Common Stock and Warrants,” on October 25, 2006, we entered into an agreement with Fusion Capital which gives us the right to sell to Fusion Capital up to $16.0 million of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount. We can sell our shares in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $4.50 or higher, subject to our ability to comply with certain ongoing requirements. These requirements include, among others, maintaining effectiveness of the registration statement covering the resale of the shares purchased by Fusion Capital and maintenance of per share trading prices at or above $3.00. The $150,000 increment can be increased if the market price of our common stock increases. The SEC declared the registration statement effective on December 1, 2006.

Through December 31, 2007, we have sold 293,397 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. The most recent sale of stock to Fusion Capital occurred in May 2007. Since we have authorized 2,666,666 shares for sale under the stock purchase agreement, the selling price of our common stock to Fusion Capital would have had to average at least $6.00 per share for us to receive the maximum proceeds of $16.0 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement.

On May 24, 2007 we sold 1,085,271 shares of our common stock to Frazier at a price per share of $6.45, for aggregate proceeds of $7.0 million.

During the three months ended December 31, 2007, we also received $1.1 million in proceeds from the exercise of options by a former officer for 166,667 common shares at $6.75 per share.

We expect to use existing cash reserves, working capital through the sale of our products, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under the line of credit with our bank through February 2009 as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions therein. As more fully described in Note 13 — “Line of Credit,” the funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility contains restrictive covenants, a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. The subjective acceleration clause permits the lender to accelerate payment on all outstanding balances and cease to make further advances to us in the event of default or if the lender determines in its judgment that a material adverse change has occurred or will occur.

We believe that the Fusion Capital financing agreement and the line of credit, together with the $7.0 million that we received from Frazier, should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows on a consistent basis. However, our cash needs are not entirely predictable and the future availability of funds from Fusion Capital and our bank is subject to many conditions, including the subjective acceleration clause and other provisions that are predicated on events not within our control. We are limited to amount of stock we can sell to Fusion Capital each time. Our agreement with Fusion Capital contains default provisions and is automatically suspended if the trading prices of our shares fall below $3.00. The extent of funds available from Fusion Capital also depends on the prevailing market price of our common shares. We cannot access the bank credit line if we fail to comply with all covenants and borrowing conditions. Although we are in compliance with the conditions and covenants under the Fusion Capital agreement and bank credit facility as of December 31, 2007, there is no assurance that we will be able to comply with all requirements in future periods, that we can obtain a waiver if an event of default occurs or that the lender will not exercise the subject acceleration clause. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include: determination of allowances for uncollectible accounts, notes receivable and sales returns, warranty obligations, reserves for excess and obsolete inventory, valuation allowances for investments and deferred tax assets, impairment of long-lived and intangible assets, determination of stock-based compensation to employees and consultants, valuation of the warrants and reserves for litigation and other legal and regulatory matters, among others.

Revenue Recognition

Revenues from sales of Cryocare Surgical Systems and cryoablation disposable products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is reasonably assured. For certain cryoablation treatments, we also contract with medical facilities to provide cryoablation disposable products and services for which we charge a per-procedure fee. The cryoablation services provided generally consist of rental and transport of a Cryocare Surgical System, as well as the services of a technician to assist the physician with the set-up, use and monitoring of the equipment and include the necessary disposable products and supplies. The medical facilities are billed for procedures performed using Cryocare Surgical Systems owned either by us or by third parties who perform the service component of the procedure. We receive procedure fee revenue from the medical facility and, where a third-party service provider is involved, pay a fee to the service provider. The fee billed to the medical facility is recorded as revenue in the period when the procedure is performed. Cost of revenues includes the cost of the necessary disposable products and supplies and, if applicable, third party service provider fees which are recorded at the time of the procedure. Cost of revenues also includes depreciation related to Endocare-owned Cryocare Surgical Systems over an estimated useful life of three years.

We have continued to experience year over year growth in cryoablation disposable product sales and procedure fee revenues. In the past two years, we have placed increasing emphasis on direct sale of our products rather than procedure fee revenues. As a result of the shift in revenue mix from cryoablation procedure fees to sales of cryoablation disposable products (where we do not perform the service component and have a lower average selling price as well as cost of sales per procedure), we have experienced an increase in gross margins as a percentage of revenues although the gross profit dollars per case generally are the same. Our gross margin has also increased due to reconfiguration of our products to reduce manufacturing costs and sourcing products and components to lower cost suppliers. We have also reduced operating expenses through streamlining our corporate organization, elimination or deferral of some longer-term research, development, clinical and marketing activities, instituting

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional equity incentive programs to reduce cash compensation outlays, and in general better control of our operating expenses.

Revenues and the related cost of revenues from continuing operations consist of the following for the three years ended December 31, 2007:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Revenues:
Product sales:
Cryoablation disposable products	$6,790	$13,948	$21,157
Cryocare Surgical Systems	743	1,096	1,573

	7,533	15,044	22,730
Cryoablation procedure fees	19,780	12,298	6,418
Cardiac royalties	889	604	386
Other	72	44	153

	$28,274	27,990	29,687

Cost of revenues:
Cryoablation disposable products and procedure fees	$15,278	11,541	9,006
Cryocare Surgical Systems	460	802	774

	$15,738	$12,343	$9,780

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

We provide customary sales incentives to customers and distributors in the ordinary course of business. These arrangements include volume discounts, equipment upgrades and rent-to-own programs. These transactions are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when applicable. We defer the recognition of certain Cryocare Surgical System revenues where we have continuing performance obligations. Deferred revenues are adjusted in future periods when remaining obligations have been met. Deferred revenue as of December 31, 2005, 2006, and 2007 is not significant and was included in other accrued liabilities. From time to time, we may agree to provide equipment upgrades for free or at significant discounts to select customers who purchased Cryocare Surgical Systems in the prior years. These offers to upgrade are at our discretion and intended to facilitate the delivery of our latest cryoablation technology into the market place. The loss on equipment provided for upgrades is expensed at the earlier of the commitment or shipment date. We have reduced the selling price of Cryocare Surgical Systems in select instances to at or near cost to promote the use of cryoablation as a preferred treatment option. These initiatives have decreased the gross margin on sale of Cryocare Surgical Systems.

No customer accounted for more than 10 percent of total revenues in 2005. In 2006 and 2007, one customer accounted for 28.8 percent and 42.1 percent of total revenues, respectively. This customer accounted for 45.7 percent and 38.9 percent of our accounts receivable balance as of December 31, 2006 and 2007, respectively. We derived 93.1 percent, 94.2 percent and 92.8 percent of revenues from sales in the United States during this three-year period.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of inventory

	December 31,
	2006	2007
	(In thousands)

Raw materials	$1,750	$2,331
Work in process	300	227
Finished goods	778	958

Total inventories	2,828	3,516
Less inventory reserve	(568)	(494)

Inventories, net	$2,260	$3,022

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term. Cryoablation equipment placed at customer sites for use with our disposable cryoprobes is depreciated into cost of revenues over estimated useful lives of three years. Repair and maintenance costs are expensed as incurred. Depreciation expense from continuing operations was $1.7 million, $1.0 million and $0.6 million in 2005, 2006 and 2007, respectively.

The following is a summary of property and equipment:

	December 31,
	2006	2007
	(In thousands)

Equipment and computers	$1,825	$1,899
Cryoablation systems placed at customer sites	5,019	5,169
Furniture and fixtures	908	1,040
Leasehold improvements	321	321

Total property and equipment, at cost	8,073	8,429
Accumulated depreciation and amortization	(7,033)	(7,579)

Property and equipment, net	$1,040	$850

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, we leased certain office equipment under a capital lease agreement. Capital lease obligations are amortized over the life of the lease and amortization for capitalized assets under lease agreements are included in depreciation expense. This office equipment included in property and equipment above was $0.1 million at December 31, 2007 and related depreciation expense was approximately $4,000 for the year ended December 31, 2007

Long-Lived Assets, Goodwill and Intangible Assets Subject to Amortization

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

Patents comprise our largest intangible asset. We capitalize the costs incurred to file patent applications when we believe there is a high likelihood that the patent will be issued, the patented technology has other specifically identified research and development uses and there will be future economic benefit associated with the patent. We expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents or determine that their carrying value is impaired, we reduce the patent to fair value. Costs associated with patents and licenses purchased from third parties for products or technology prior to receipt of regulatory approval to market are capitalized if the licenses can be used in multiple research and development programs. Our capitalized patent costs pertain to technology currently used in our commercialized products and for which we expect to recover their cost through product sales. Patent costs are amortized on a straight-line basis over the useful life of the license, which begin on the date of acquisition and continues through the end of the estimated term during which the technology is expected to generate substantial revenues. Patent maintenance costs are expensed as incurred.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We consider assets to be impaired and write them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts. Fair value is based upon the present value of the associated cash flows. Changes in circumstances (for example, changes in laws or regulations, technological advances or changes in our strategies) may also reduce the useful lives from initial estimates. Changes in the planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements. In such circumstances, we will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life. There were no changes in estimated useful lives during 2005, 2006 and 2007. No impairment charge was recorded in 2006 or 2007.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for each of the years ending December 31 will consist of the following amounts:

2008	$501
2009	501
2010	501
2011	501
2012	501
Thereafter	572

$3,077

Amortization expense from continuing operations totaled $0.6 million, $0.6 million and $0.5 million in 2005, 2006 and 2007, respectively.

The following is a summary of intangible assets:

	December 31,
	2006	2007
	(In thousands)

Domain name	$435	$435
Covenant not to compete	352	352
Patents	6,205	6,205

Total intangibles	6,992	6,992
Accumulated amortization	(3,379)	(3,915)

Intangibles, net	$3,613	$3,077

Investments

We hold minority investments of less than 20 percent in certain private early stage technology companies acquired in conjunction with various strategic alliances. We do not have the ability to exercise significant influence over the financial or operational policies or administration of these companies; therefore, they are accounted for under the cost method. Realized gains and losses are recorded when related investments are sold. These investments are regularly assessed for impairment through review of operations and indicators of continued viability, including operating performance, financing status, liquidity prospects and cash flow forecasts. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other-than-temporary. These investments are included in investments and other assets.

Product Warranties

Certain of our products are covered by warranties against defects in material and workmanship for periods up to two years after the sale date. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. Our warranty costs and liability (included in other accrued liabilities) were not significant for 2005, 2006 or 2007.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising costs are included in selling and marketing expenses as incurred and totaled $0.3 million, $0.3 million and $0.2 million for 2005, 2006 and 2007, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, primarily consist of cash and cash equivalents, accounts receivable and notes receivable. We may be exposed from time to time to credit risk with our bank deposits in excess of the FDIC insurance limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents, except as described below. Our receivables are derived primarily from sales of Cryocare Surgical Systems and cryoablation disposable products to medical facilities, medical groups and urologists. Cryoablation procedure fees are generated from medical facilities. One customer accounted for 28.8 percent and 42.1 percent of our revenues for the year ended December 31, 2006 and 2007, respectively. This same customer accounted for 43.3 percent of our fourth quarter 2007 revenues. Our accounts receivable as of December 31, 2006 and 2007 consisted of 45.7 percent and 38.9 percent of receivables from this customer. We have no history of past due receivables from this customer. We perform ongoing credit evaluations of our customers and generally do not require collateral. Reserves are maintained for potential credit losses. There are no significant concentrations of credit risk with respect to trade receivables except for the customer referenced above.

$7.1 million of our cash is invested in a money market mutual fund (the Citi Institutional Liquid Reserves) which includes in its investment portfolio commercial paper, time deposits, certificates of deposits, bank notes, corporate bonds and notes and U.S. government agency securities. The fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the fund seeks to preserve the value of the investment at $1.00 per share, it is possible to lose our principal if the underlying securities suffer losses as a result of current credit market conditions. At January 31, 2008, the fund reported that certain securities within the portfolio are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value (NAV) of $1, which represents the price at which investors buy (“bid price”) and sell (“redemption price”) fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can withdraw our finds at any time without restriction. We will monitor the value of the fund periodically for impairment.

We also have a $2.7 million note receivable from the sale of a Timm Medical product line in 2003 and a $1.4 million note receivable from the divestiture of Timm Medical in 2006. We also have a $0.3 million secured note receivable from a shareholder consultant to Endocare. These are included in investments and other assets. We evaluate the creditworthiness of the debtors periodically and provide allowances for uncollectible amounts. We collected the $1.4 million note receivable from the sale of Timm Medical in February 2008 along with related accrued interest. See Note 7 — “Dispositions and Discontinued Operations” and Note 14 — “Related Party Transactions” for further discussion.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our invested cash without significantly increasing the risk of loss. Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities, a line of credit and common stock warrants. The carrying amounts of current assets and liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization. The interest rates on the notes receivable related to Timm Medical generally approximate market rates for secured obligations of similar terms and maturity. The fair value of minority investments cannot be estimated since the investees are privately held, early stage companies. The common stock warrants were recorded at fair value through December 31, 2006, and was adjusted each quarter using a modified Black-Scholes pricing model.

Risks and Uncertainties

Our profitability depends in large part on increasing our revenue base and effectively managing costs of sales, customer acquisition costs and administrative overhead. We continually review our pricing and cost structure in an effort to select the optimal revenue and distribution models. Several factors could adversely affect revenues and costs, such as changes in health care practices, payer reimbursement, inflation, new technologies, competition and product liability litigation, which are beyond our control and could adversely affect our ability to accurately predict revenues and effectively control costs. Many purchasers of our products and services rely upon reimbursement from third-party payers, including Medicare, Medicaid and other government or private organizations. These factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Reclassification

For the years ended December 31, 2005 and 2006, $0.1 million and $44,000 previously reported as product sales have been reclassified to other sales to conform to our current presentation.

Off-Balance Sheet Financings and Liabilities

Other than lease commitments, obligations under royalty and joint technology development arrangements, legal contingencies incurred in the normal course of business and employment contracts, we do not have any off-balance sheet financing arrangements or liabilities. In addition, our policy is not to enter into derivative instruments, futures or forward contracts. Our business is transacted solely in U.S. dollars and, while future fluctuations of the U.S. dollar may affect the price competitiveness of our products, there is no known significant direct foreign currency exchange rate risk. Finally, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Other Accrued Liabilities

Other accrued liabilities as of December 31, 2006 and 2007 include $2.8 million and $2.2 million in state and local taxes, primarily sales and use taxes in various jurisdictions in the United States.

Capital Stock and Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options, warrants, and restricted and deferred stock units that were outstanding during the respective periods presented. For periods when we reported a net loss from continuing operations, these potentially dilutive common shares were excluded

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the diluted income or loss per share calculation because they were anti-dilutive. As of December 31, 2007, 2006, and 2005, the company had 3.8 million, 3.3 million, and 3.2 million, respectively, in potentially dilutive common shares outstanding (prior to the application of the treasury stock method) in the form of stock options, restricted stock units, deferred stock units, and warrants.

Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and credit carry forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (see Note 10 — “Income Taxes”). Taxes that are not based on income (including sales and use, payroll, capital and property taxes) continue to be accounted for under SFAS No. 5, Accounting for Contingencies.

We collect and remit sales tax on a gross basis. Our sales tax liability is classified as current.

Stock-Based Compensation

As of December 31, 2007, we have four stock-based employee compensation plans and two non-employee director stock-based compensation plans as more fully described in Note 8  — “Stock-Based Compensation Plans.” Equity awards include stock options, deferred stock units and restricted stock units. Stock options generally have a maximum contractual term of 10 years and vest pro-rata over four years, which is the requisite service period. Certain options may accelerate vest if performance milestones are achieved and otherwise cliff vest after five years. The fair value of share-based awards is estimated at the grant date using the Black Scholes option pricing model described below, and the portion that is ultimately expected to vest is recognized as compensation expense over the explicit or implict service period. Deferred stock units and restricted stock units are accounted for similar to restricted stock grants. As more fully described in Note 9 — “Equity Incentive Plans,” beginning in 2006, deferred stock units are issued in lieu of cash bonuses to employees and board fees to members of the board of directors at the election of the eligible participants. These units vest when services are rendered each year in the case of employee bonuses and each quarter in the case of board fees. Beginning in 2007, restricted stock units are also granted to employees with a contractual life of 10 years. Certain restricted stock units vest based on service over a specified period (3 years) while others vest contingently based on performance conditions such as sales and profitability goals over 2 to 3 years. For awards that vest based on continuous service, we record compensation expense ratably over the service period from the date of grant. For grants that vest based on performance conditions, we begin recording compensation expense over the service period when we determine that achievement is probable. Change in estimates as to probability of vesting is recorded through a cumulative catch-up adjustment when the assessment is made. Change in the estimated implicit service period is recorded prospectively over the remaining vesting period. During 2007, the Company determined that profitability goals will likely be met and recorded compensation expense of $0.6 million related to the restricted stock units for services through December 31, 2007. If the goals are ultimately not met, no compensation will be recognized and any recognized compensation costs will be reversed.

Prior to January 1, 2006, we accounted for stock-based compensation for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Compensation expense recorded under APB 25 was not been significant since we generally grant options with an exercise price equal to the fair value of our common stock on the date of grant.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified prospective transition method. Among other items, SFAS No. 123R eliminates the use of the intrinsic value method of accounting under APB 25 and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Under the modified prospective method, we recognize compensation cost in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted, modified or settled after January 1, 2006, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date.

We use the Black-Scholes standard option pricing model and the single option award approach to measure the fair value of the stock options granted to employees. The determination of fair value is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and the projected exercise and post-vesting employment termination behavior of employees.

In conjunction with the adoption of SFAS No. 123R on January 1, 2006, we modified certain assumptions and estimation methodologies for inputs to the Black-Scholes valuation calculations in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. These changes primarily include the following:

a. We increased the expected term from five years to 6.25 years using the “shortcut method” permitted for “plain vanilla” options under SAB 107 (an expected term based on the mid point between the vesting date and the end of the contractual term). The short cut method is permitted through December 31, 2007. We converted to company-specific experience on January 1, 2008.

b. While we continue to use historical volatility (based on daily trading prices) to estimate the fair value of options granted, we have increased the period over which volatility is measured from three years to 6.25 years. We have excluded the period from October 24, 2002 to January 16, 2003 (inclusive) during which our common stock experienced unusually high volatility as a result of announcement of our failure to file the September 30, 2002 Form 10-Q, temporary suspension of trading, delisting of our shares from NASDAQ, and an investigation commenced by the SEC. These changes resulted in a net decrease in volatility from previous estimates. Average volatility for options granted in 2005, 2006 and during the year ended December 31, 2007 was approximately 90.3 percent, 69.5 percent and 66.6 percent, respectively. We did not incorporate implied volatility since there are no actively traded option contracts on our common stock and sufficient data for an accurate measure of implied volatility were not available.

c. Share based compensation is recognized only for those awards that are ultimately expected to vest. Prior to January 1, 2006, we accounted for forfeitures as they occurred. Compensation expense related to unvested forfeited options was reversed in the period the employee was terminated. Upon adoption of SFAS No. 123R, we have estimated an average forfeiture rate of approximately 25.0 percent based on historical experience from 2001 through December 31, 2007. Stock-based compensation expense recorded in the 2006 and 2007 period is net of expected forfeitures. We will periodically assess the forfeiture rate. Changes in estimates will be recorded in the period of adjustment.

Due to our continuing losses, we do not recognize deferred tax assets related to our stock-based compensation and we have not recorded benefits for tax deductions in excess of recognized compensation costs (required to be recorded as financing cash flows) due to the uncertainty of when we will generate taxable income to realize such benefits.

Total stock-based compensation expense for options, deferred stock units and restricted stock units were $0.1 million, $2.8 million and $3.9 million in 2005, 2006 and 2007, respectively. As a result of adopting SFAS No. 123R, our loss from continuing operations and net loss for the years ended December 31, 2006 and 2007 was $2.6 million ($0.26 per basic and diluted share) and $2.5 million ($0.22 per basic and diluted share)

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater, respectively, than if we had continued to account for stock-based compensation under APB 25 and its related interpretations. Stock-based compensation expense is included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Cost of revenues	$—	$56	$86
Research and development	—	107	94
Selling and marketing	—	630	702
General and administrative	51	2,052	3,019

Total	$51	$2,845	$3,901

As of December 31, 2007, there was $1.7 million (net of estimated forfeitures) of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average period of 0.9 years. Unrecognized compensation for deferred and restricted stock units was $2.1 million at December 31, 2007 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 1.9 years. As of December 31, 2006 and 2007, stock compensation cost capitalized as inventory was insignificant.

Prior to January 1, 2006, we accounted for stock-based employee compensation plans in accordance with APB 25 and followed the pro forma disclosure requirements set forth in SFAS No. 123. The following table illustrates the effect on net loss and loss per share for the year ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The amounts in the table below include stock-based compensation expense related to Timm Medical which was not significant (dollars in thousands, except per share amounts):

December 31,
2005

Net loss, as reported(a)	$(13,679)
Add: Stock-based employee compensation expense included in reported net loss for all awards(b)	43
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,696)

Net loss, as adjusted	$(17,332)

Basic and diluted loss per share:
As reported	$(1.42)
As adjusted	$(1.79)

(a)	In the past, we had issued stock options and warrants to consultants for services performed. Compensation expense for the fair value of these options was determined by the Black-Scholes option-pricing model and was charged to operations over the service period or as performance goals were achieved. Such expense was included in net loss as reported.

(b)	Since we issue options with exercise prices equal to or exceeding the fair values of the underlying common stock, no compensation expense was recorded for options issued to employees. The recorded expense generally related to compensation charges upon modification of vesting terms, cashless exercises, and other non-routine transactions.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). Among other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments beginning after September 15, 2006. The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Certain provisions of SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be effective as of the first quarter of 2008. We do not expect that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements except that financial statement disclosures will be revised to conform to the new guidance.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which will be effective as of the first quarter of 2008. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations or SFAS No. 141(R), which will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy that is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be our fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be our fiscal year 2008. We do not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

5.	Impairment of Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized but instead are reviewed annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Goodwill is tested for impairment by comparing its fair value to its carrying value under a two-step process. The first step requires us to compare the fair value of the reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. Our management is primarily responsible for estimating fair value for impairment purposes. Management may consider a number of factors, including valuations or appraisals, when estimating fair value. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

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

In the registration rights agreement, we agreed to file a registration statement with the SEC on or before March 20, 2008 to register the shares for resale. We also agreed to use commercially reasonable efforts to cause the registration statement to become effective as promptly as possible thereafter, with the intention that the registration statement will be available for resale by Frazier once the lock-up restrictions expire. In addition, we agreed to use commercially reasonable efforts to keep the registration statement effective until May 25, 2010.

Fusion Capital Equity Purchase Agreement

On October 25, 2006, we entered into a common stock purchase agreement with Fusion Capital as described above under Note 2 — “Recent Operating Results and Liquidity.” Under this agreement we have the right to sell to

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fusion Capital up to $16.0 million worth of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale, without any fixed discount. Common stock may be sold in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $4.50 or higher, subject to our ability to comply with certain ongoing requirements discussed below. This $150,000 increment can be further increased at graduated levels up to $1.0 million if the market price per share increases from $4.50 to $18.00. If the price of the stock is below $3.00 per share, the obligation for Fusion Capital to buy any shares of stock is automatically suspended. Under the terms of the agreement, we issued 157,985 shares of common stock to Fusion Capital in 2006 for no consideration as a commitment fee.

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

Through December 31, 2007, we had sold 293,397 shares to Fusion Capital for gross proceeds of $1.6 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement. As of December 31, 2007, we have approximately $14.4 million in remaining funding available with Fusion Capital based on our closing stock price on that date.

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

The warrants have an anti-dilution clause that is triggered upon issuance of a certain number of shares of our common stock that reduces the effective exercise price of the warrants to preserve the ownership of the warrant holders. As a result of our May 2007 private placement and the issuance of shares to Fusion Capital, the exercise price of the Series A Warrants decreased to $10.02 to effectively provide holders the right to purchase an additional 31,667 shares and the exercise price of the Series B Warrants decreased to $11.37 to effectively provide holders the right to purchase an additional 37,191 shares.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The registration rights agreement provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, we will be required to pay each holder an amount in cash, as liquidated damages, equal to one percent of the aggregate purchase price paid by such holder per month. We incurred $0.6 million of liquidated damages through September 28, 2005, when the S-2 registration statement was declared effective. This amount was included in general and administrative expenses in 2005.

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

Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares, we accounted for the registration payment arrangement and warrants as one instrument classified as a derivative (a non-current liability) under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We allocated $5.7 million of the March 2005 offering proceeds to the warrants based on their fair value at issuance, which was estimated using the Black Scholes model. Through December 31, 2006, we revalued the warrants as a derivative instrument quarterly in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. During 2005 and 2006, we recorded non-cash negative interest expense of $0.7 million and $3.7 million, respectively, which represents a reduction in the fair value of the warrants, primarily due to a decrease in our share price, lower overall stock price volatility and the continual lapse of the warrants’ remaining contractual term.

In December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF No. 00-19-2, Accounting for Registration Payment Arrangements, which changed the way we account for the outstanding warrants. FSP EITF No. 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continue to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Upon adoption of FSP EITF No. 00-19-2 on January 1, 2007, the value of the warrants as of the original issue date ($5.7 million) was reclassified to equity without regard to the contingent obligation to transfer consideration under the registration payment arrangement. The difference between the $5.7 million and the fair value of the warrant liability as of December 31, 2006

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($1.3 million) was recorded as a cumulative-effect adjustment to reduce opening retained earnings on January 1, 2007. Hereafter, accruals for liquidated damages, if any, will be recorded when they are probable and reasonably estimable.

7.	Dispositions and Discontinued Operations

Sale of Timm Medical — 2006

On January 13, 2006, we entered into a stock purchase agreement to sell Timm Medical, our wholly-owned subsidiary, to Plethora Solutions Holdings plc (Plethora), a British company listed on the London Stock Exchange for $9.5 million. The transaction closed on February 10, 2006 and resulted in a gain on sale of $0.5 million in the first quarter of 2006. After the sale, we did not receive significant direct cash flows from Timm Medical and had no significant continuing involvement in its operations since the sale. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets, liabilities, revenues and expenses of Timm Medical were classified as discontinued operations in the consolidated financial statements for each year presented.

The $9.5 million consideration included cash of $8.1 million and a two-year, five percent promissory note secured by the assets of Timm Medical for $1.4 million. The note was convertible into Plethora’s ordinary shares at any time at our option. Net cash proceeds on the date of the divestiture were $7.5 million (after $0.6 million in transaction costs and $40,000 in cash of Timm Medical as of the disposition date). The note and unpaid accrued interest totaling $1.6 million was paid in full on February 11, 2008. The note receivable was included in investments and other assets at December 31, 2006 and in prepaid expenses and other current assets at December 31, 2007.

We retained certain assets and liabilities of Timm Medical in the sale, including all tax liabilities totaling $1.1 million, obligations and rights to a $2.7 million note receivable from SRS Medical Corporation relating to the sale of Timm Medical’s urinary incontinence product line in 2003, certain litigation to which Timm Medical was a party and ownership of Urohealth BV (Timm Medical’s wholly-owned subsidiary with insignificant operations). Assets and liabilities we retained and their related revenues and expenses were excluded from discontinued operations.

Assets and liabilities of discontinued operations as of February 10, 2006 included the following:

Assets:
Cash, inventories and other current assets	$1,041
Property and equipment, net	71
Goodwill, net	4,552
Intangibles, net	3,680
Other assets	65

Total assets	$9,409

Liabilities:
Accounts payable and other current liabilities	502
Other accrued liabilities	486

Total liabilities	988

Net assets	$8,421

No assets or liabilities of Timm Medical were held as of December 31, 2006. Revenues for Timm Medical were $9.3 million in 2005 and $1.0 million for the period from January 1 to February 10, 2006, respectively. The operations of Timm Medical are classified as discontinued operations as a result of the sale of Timm Medical in 2006. Income from discontinued operations for the year ended December 31, 2006 includes a $0.5 million gain on disposal and is net of $0.2 million in taxes.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cryoablation Products for Cardiac Applications — 2003

On April 14, 2003, we sold our cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath Technologies, Inc. (CryoCath) for $10.0 million. CryoCath was the exclusive distributor for cryoprobes and consoles in connection with the SurgiFrosttm system, a cryoablation system designed to treat cardiac arrhythmias. We transferred all of our manufacturing assets and inventory related to the cardiac product line to CryoCath, including technical know-how, vendor lists, production equipment and inventory. In addition, CryoCath received an exclusive worldwide perpetual license for cardiac uses to our proprietary argon gas based technology associated with the product and makes payments to us under a nine-year descending royalty stream based on net sales of products incorporating the licensed technology. We also agreed to a 12-year worldwide covenant not to compete in the cardiac field. Upon the consummation of the sale, we terminated our pre-existing distribution agreement with CryoCath. We are required to attend quarterly and annual technical update meetings through 2014. Since the technology was internally developed and the tangible assets sold had minimal value, the sale resulted in a 2003 second quarter gain of $10.0 million. The royalty stream decreases from 10 percent to 3 percent of net sales from the SurgiFrosttm system during the period 2004 to 2012. The royalty payments are recorded in the periods earned. Royalty income was $0.9 million, $0.6 million and $0.4 million in 2005, 2006 and 2007, respectively.

On June 19, 2007, CryoCath and ATS Medical, Inc. (ATS) entered into definitive agreement under which ATS acquired CryoCath’s surgical cryoablation business. In conjunction with that transaction, we agreed to bifurcate our prior agreement with CryoCath to give ATS the same rights with respect to the cardiac surgical market as CryoCath had prior to ATS’s purchase.

Urinary Incontinence and Urodynamics — 2003

On October 15, 2003, Timm Medical agreed to sell the manufacturing assets related to its urodynamics and urinary incontinence product lines to SRS Medical Corp. (SRS) for a $2.7 million note. These assets include certain patents and trademarks related to the urodynamics and urinary incontinence products, inventory, customer lists and technical know-how. The note bears interest at 7.5 percent and is secured by the assets sold. As amended in March 2004, the note requires quarterly payments of $45,000 beginning March 31, 2004, increasing to $60,000 for the quarter ended December 31, 2005. Amounts which remain outstanding at December 31, 2005 are payable at least $60,000 per quarter until the outstanding principal and accrued interest are paid in full. The carrying values of the urodynamics and urinary incontinence-related assets were $1.3 million on the date of sale. Management concluded that collection of the note from SRS was not reasonably assured. As a result, a loss of $1.3 million was recorded in the fourth quarter of 2003 equal to the carrying value of the assets sold and collections on the note, if any, will be reported as gain in the period received. Collections during 2005, 2006 and 2007 were $0.3 million, $0.2 million and $0.2 million respectively and have been applied to accrued interest. As of December 31, 2005 the note was transferred from Timm Medical to Endocare prior to the sale of Timm Medical.

8.	Stock-Based Compensation Plans

As of December 31, 2007, we have four stock-based employee compensation plans and two non-employee director stock-based compensation plans.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following tables summarize our option activities:

	Year Ended December 31,
	2005		2006		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Options	Per Option	Options	Per Option	Options	Per Option

Outstanding, beginning of year	1,787,051	$14.16	1,873,748	$12.77	1,969,734	$12.31
Granted	516,421	9.57	372,087	8.51	69,056	5.46
Cancelled/forfeited	(364,647)	16.24	(247,489)	11.07	(114,161)	9.42
Exercised	(65,077)	6.29	(28,612)	3.79	(166,667)	6.75

Outstanding, end of year	1,873,748	12.77	1,969,734	12.31	1,757,962	12.75
Exercisable, end of year	870,315	16.25	1,139,632	14.53	1,305,882	14.27

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
	Outstanding at	Remaining	Weighted-	Exercisable at	Weighted-
Range Of	December 31,	Contractual Life	Average	December 31,	Average
Exercise Price	2007	(Number of Years)	Exercise Price	2007	Exercise Price

$ 4.95 - $ 6.45	207,088	7.02	$6.01	108,660	$6.33
$ 6.51 - $ 8.16	298,280	7.39	$7.44	191,812	$7.64
$ 8.20 - $ 9.00	231,816	7.11	$8.60	144,364	$8.64
$ 9.12 - $ 9.93	211,672	7.94	$9.72	124,502	$9.63
$10.05 - $12.45	199,875	6.71	$11.44	163,563	$11.58
$12.48 - $12.60	12,250	5.79	$12.53	11,312	$12.53
$12.81 - $12.81	333,333	5.96	$12.81	300,000	$12.81
$14.06 - $37.31	179,632	3.54	$23.57	177,653	$23.67
$37.32 - $56.52	83,683	3.84	$47.02	83,683	$47.02
$63.69 - $63.69	333	3.85	$63.69	333	$63.69

$ 4.95 - $63.69	1,757,962	6.45	$12.75	1,305,882	$14.27

The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2007 is 6.45 years and 5.94 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 is $0.5 million and $0.2 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock at December 31, 2007 for those awards that have an exercise price currently below the quoted price. In each of the years ended December 31, 2005, 2006 and 2007, the aggregate intrinsic value of options exercised under the stock option plans was $0.3 million, $0.1 million and $0.2 million, respectively. Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2005, 2006 and 2007 was $0.1 million, $0.1 million and $1.1 million, respectively. The weighted average fair value of our options granted at the grant date was approximately $6.75 in 2005, $5.69 in 2006, and $3.53 in 2007.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2006	2007

Stock volatility	0.90	0.70	0.67
Risk-free interest rate	4.0%	4.6%	4.7%
Expected life in years	5 years	6.25 years	6.25 years
Stock dividend yield	—	—	—

The total fair value of shares vested during 2007 is approximately equal to the $2.5 million recorded as stock compensation expense during 2007 related to employee stock option vesting under SFAS no. 123R.

Stock Units

During 2007, the Company issued 0.5 million restricted stock units at a weighted average grant date fair value of $5.76, all of which are non-vested and outstanding at December 31, 2007. No restricted stock units were granted or outstanding in 2005 and 2006. As of December 31, 2006 and 2007, the Company had 16,279 and 81,589 deferred stock units outstanding with a weighted average grant date fair value of $8.10 in 2006 and $6.66 in 2007, respectively, under the employee deferred stock unit program. As of December 31, 2006 and 2007, the Company had 13,342 and 56,800 deferred stock units outstanding with a weighted average grant date fair value of $5.94 in 2006 and $6.78 in 2007, respectively, under the non-employee director deferred stock unit program. All deferred stock units have vested. The fair value of each stock unit is based on the underlying stock price on the date of grant. The aggregate intrinsic value of deferred and restricted stock units at December 31, 2007 based on the difference between the share price on the date of grant and at December 31, 2007 is approximately $1 million.

Employment related taxes payable associated with the exercise of employee stock options and loan forgiveness as of December 31, 2006 and 2007 were $0.1 million and zero, respectively (included in accrued compensation).

9.	Equity Incentive Plans

Share-based payments

As of December 31, 2007, we had stock options, deferred stock units and restricted stock units outstanding under four employee and two non-employee director stock-based compensation plans, as follows:

2004 Stock Incentive Plan. The 2004 Stock Incentive Plan adopted in September 2004 authorizes the Board or one or more committees designated by the Board (the Plan Administrator) to grant options and rights to purchase common stock to employees, directors and consultants. Options may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options or other equity instruments. The 2004 Stock Incentive Plan replaced the 1995 Stock Plan and 1995 Director Plan described below. The exercise price is equal to the fair market value of our common stock on the date of grant (or 110 percent of such fair market value, in the case of options granted to any participant who owns stock representing more than 10 percent of our combined voting power). Options generally vest 25 percent on the one-year anniversary date, with the remaining 75 percent vesting monthly over the following three years and are exercisable for 10 years. On the first trading day of each calendar year beginning in 2005, shares available for issuance will automatically increase by three percent of the total number of outstanding common shares at the end of the preceding calendar year, up to a maximum of 333,333 shares. In addition, the maximum aggregate number of shares which may be issued under the 2004 Stock Incentive Plan will be increased by any shares (up to a maximum of 933,333 shares) awarded under the 1995 Stock Plan and 1995 Director Plan that are forfeited, expire or are cancelled. Options become fully vested if an employee is terminated without cause within 12 months of a change in control as defined. Upon a corporate transaction as defined, options not assumed or replaced will vest immediately. Options assumed or replaced will vest if the employee is terminated without cause within 12 months. As of December 31, 2007, there were

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding under the 2004 Stock Incentive Plan options and restricted stock units to purchase 1,435,500 shares of our common stock and 197,732 options were available for grant.

1995 Stock Plan. The 1995 Stock Plan authorized the Board or one or more committees designated by the Board (the Committee) to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options or other equity instruments, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan was required to equal the fair market value of our common stock on the date of grant. Options generally vest 25 percent on the one-year anniversary date, with the remaining 75 percent vesting monthly over the following three years. Options are exercisable for 10 years. The 1995 Stock Plan was replaced by the 2004 Stock Incentive Plan on September 10, 2004. As of December 31, 2007, there were outstanding under the 1995 Stock Plan options to purchase 450,239 shares of our common stock and no options were available for grant.

1995 Director Option Plan. The 1995 Director Option Plan (the Director Plan) provided automatic, non-discretionary grants of options to our non-employee directors (Outside Directors). Upon election, each director received an initial option grant to purchase 6,666 shares of common stock which vest over two years and an annual option grant to purchase 1,666 common shares which becomes exercisable after one year. The exercise price of options granted to Outside Directors was required to be the fair market value of our common stock on the date of grant. Options granted to Outside Directors have 10-year terms, subject to an Outside Director’s continued service as a director. The 1995 Director Option Plan was replaced by the 2004 Stock Incentive Plan on September 10, 2004. As of December 31, 2007 there were outstanding under the 1995 Director Option Plan options to purchase 21,668 shares of Endocare’s common stock and no options were available for grant.

2002 Supplemental Stock Plan.  We adopted the 2002 Supplemental Stock Plan (2002 Plan) effective June 25, 2002. Under the 2002 Plan, non-statutory options may be granted to employees, consultants and outside directors with an exercise price equal to at least 85 percent of the fair market value per share of our common stock on the date of grant. The 2002 Plan expires June 24, 2012, unless earlier terminated in accordance with plan provisions. The 2002 Plan also terminates automatically upon certain extraordinary events, such as the sale of substantially all or our assets, a merger in which we are not the surviving entity or acquisition of 50 percent or more of the beneficial ownership in our common stock by other parties. Upon such an event, all options become fully exercisable. Through December 31, 2007, there were options to purchase 46,666 shares of our common stock outstanding under the 2002 Plan. On February 22, 2007 our Board of Directors terminated the 2002 Plan. As a result, no additional options may be granted under the 2002 Plan. The termination of the 2002 Plan does not affect the 46,666 outstanding options referred to above.

Employee Deferred Stock Unit Program.  On May 18, 2006 we adopted the “Employee Deferred Stock Unit Program” and the “Non-employee Director Deferred Stock Unit Program.” Under the terms of the employee program, certain eligible employees have the option to elect to receive all or a portion of their annual incentive award (at a minimum of 25 percent) in deferred stock units in lieu of cash. In addition each participating employee will also receive an additional premium in stock at a percentage determined by the Compensation Committee of our Board. That percentage premium for 2006 and 2007 was 20 percent. Each unit entitles the holder to receive one common share at a specified future date. Irrevocable deferral elections are made during a designated period no later than June 30 of each year. The units vest upon the determination of the incentive award achieved and the number of stock units earned. This determination is made in the first quarter of the following fiscal year. The stock price to determine the number of shares to be issued is the fair market value of the stock on the date on which the deferred stock units are granted. In 2006 and 2007, the date of grant was June 23, 2006 and March 30, 2007, respectively, on which dates the closing stock price was $8.10 and $6.66, respectively. Compensation expense related to the bonus incentive award program is recorded pro rata during the performance year based on the estimated incentives achieved, whether payable in cash or in stock units. The portion of incentive award payable in stock units is recorded as additional paid-in-capital. The estimated value of the incentives is periodically adjusted based on current

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectations regarding the levels of achievement. In order to satisfy certain regulatory requirements in preparation for the planned listing of our common stock on The NASDAQ Capital Market, on August 6, 2007 we amended the Employee Deferred Stock Unit Program to impose a maximum 10-year term for the program (from the original adoption date, which was May 18, 2006) and establish a maximum number of shares that may be issued under the program, which is 700,000 shares. As of December 31, 2007, 81,589 deferred stock units were outstanding under the program.

Non-employee Directors Deferred Stock Unit Program.  Under the directors plan, members of the board of directors can choose to have all or a portion of their director fees paid in fully vested deferred stock units (at a minimum of 25 percent) commencing July 1, 2006. The date of grant and share price used to determine the number of deferred stock units is set on the fifth business day after the end of the quarter in which the services are rendered. Additionally, to cover taxes directors may choose to have up to 50 percent of their deferred stock units paid in cash at the date the underlying common shares are to be issued based on the share price at that time. During 2006, elections were made in June. Subsequent annual deferred elections will be made in December for the following year. Deferred stock units are granted each quarter based on the director fees earned in the prior quarter and the fair market value of the stock on the date of grant. The first grant was made in October 2006 for the September 30, 2006 quarter. Directors’ fees, whether payable in cash or in stock units, are expensed in the quarter the services are rendered. The maximum number of deferred stock units that can be settled in cash at the option of the holder is recorded as a liability (included in deferred compensation) and adjusted each quarter to current fair value until settlement occurs. The fair value of the portion of the deferred stock units issuable in shares are fixed at the date of grant and are included in additional paid-in capital. In order to satisfy certain regulatory requirements in preparation for the planned listing of our common stock on The NASDAQ Capital Market, on August 6, 2007 we amended the Non-employee Director Deferred Stock Unit Program to impose a maximum 10-year term for the program (from the original adoption date, which was May 18, 2006) and establish a maximum number of shares that may be issued under the program, which is 400,000 shares. As of December 31, 2007, 56,800 deferred stock units were outstanding under the program.

Common shares underlying the vested stock units in the employee and director plans are issued at the earlier of the payout date specified by the participant (which is at least two years from the applicable election deadline), a change in control event as defined, or the month following the participant’s death.

Option Arrangements Outside of Plans.  In addition to the option plans described above, on March 3, 2003, we granted options to purchase 250,000 shares of common stock to our then President and Chief Operating Officer. The options were granted at $6.75 per share; 83,333 of the options were available for accelerated vesting based on the attainment of certain milestones and objectives or five years, whichever came first. Twenty-five percent of the remaining 166,667 options vest on the first anniversary with the balance ratably over three years. In September 2006, the former officer forfeited 83,333 of unvested options upon separation from Endocare. Pursuant to the original terms of the grant, the former officer was entitled to continue vesting in 20,834 options for one year. The expense related to the unvested options retained by the former officer (net of reversal of expenses on the forfeited options) was included in the $0.3 million severance charge recorded in the third quarter of 2006.

On December 15, 2003, we granted 333,333 options to purchase common stock to our Chief Executive Officer. The options were granted at $12.81 per share; 33,333 of these options are available for accelerated vesting based on the attainment of certain milestones and objectives or five years, whichever comes first. Twenty-five percent of the remaining options vest immediately with the balance vesting ratably over three years. These milestones were not met as of December 31, 2007.

All options granted pursuant to our stock-based compensation plans are subject to immediate vesting upon a change in control as defined in the respective plan, except for special provisions in the case of the 2004 Stock Incentive Plan as described above.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholder Rights Plan

In April 1999, we adopted a stockholder rights plan (the Plan) in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock held as of the close of business on April 15, 1999. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of us or to deprive our stockholders of their interest in the long-term value of Endocare. The rights will be exercisable only if a person or group acquires 15 percent or more of Endocare’s common stock (subject to certain exceptions stated in the Plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 15 percent or more of our common stock. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of our common stock (subject to certain exceptions stated in the Plan), the rights are redeemable for $0.01 per right at the option of the Board of Directors. The rights will expire at the close of business on April 15, 2009 (the Final Expiration Date), unless the Final Expiration Date is extended or unless we redeem or exchange the rights earlier.

10.	Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), which is effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address accounting for uncertainty in tax positions. It clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption is recorded as an adjustment to beginning retained earnings. Because of our historical losses, FIN 48 did not have a significant effect on our accounting and disclosure for income taxes. As of the adoption date and at December 31, 2007, we had no unrecognized tax benefits and do not expect a material change in the next 12 months.

The composition of the federal and state income tax provision (benefit) from continuing operations is as follows:

	Years Ended December 31,
	2005	2006	2007
	(In thousands)

Federal	$(705)	$(163)	$—
State	(124)	(29)	—

Total	$(829)	$(192)	$—

The 2005 and 2006 tax benefit is the result of current year pre-tax book losses being utilized against pre-tax book income from discontinued operations. There is an offsetting tax provision within discontinued operations. As such, we reported no net income tax expense from continuing and discontinued operations combined in each of the three years due to our operating losses.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the tax effects of temporary differences, which give rise to significant portions of the deferred tax assets as of December 31:

	2006	2007
	(In thousands)

Deferred tax assets (liabilities):
Depreciation and amortization	$448	$454
Nondeductible reserves and accruals	2,399	3,077
Research and experimentation tax credit carryforwards	1,153	—
Net operating loss carryforwards	45,430	—
Capital loss carryforwards	16,064	—
Stock-based compensation	724	1,999
Other	160	91

	66,378	5,621
Valuation allowance	(66,378)	(5,621)

Net deferred tax assets	$—	$—

Actual income tax expense differs from amounts computed by applying the United States federal income tax rate of 34 percent to pretax loss as a result of the following:

	Years Ended December 31,
	2005	2006	2007
	(In thousands)

Computed expected tax benefit	$(5,327)	$(3,831)	$(3,042)
Nondeductible expenses	89	342	71
Increase in valuation allowance	4,490	4,296	2,678
State taxes	(81)	(19)	1
Other	—	(980)	292

Actual tax expense (benefit)	$(829)	$(192)	$—

As of December 31, 2007, we have federal and California net operating loss carryforwards of $123.9 million and $31.1 million, respectively. We also have approximately $20.3 million in net operating loss carryforwards in various other states. The federal net operating loss carryforwards begin to expire in 2011 and the state net operating loss carryforwards begin to expire in 2008. We also have federal and state capital loss carryforwards in the amount of $39.6 million and $30.0 million, that begin to expire in 2009, respectively. In addition, we have federal and state research and experimentation credit carryforwards of $0.8 million and $0.2 million, respectively. The federal research and experimentation credit carryforwards begin to expire in 2017 and the state research and experimentation credit carryforwards do not expire.

Under Internal Revenue Code (IRC) Sections 382 and 383 and similar state provisions, ownership changes will limit the annual utilization of net operating loss, capital loss and tax credit carryforwards existing prior to a change in control that are available to offset future taxable income and taxes due. Based upon the equity transactions since our formation, some or all of our existing net operating loss, capital loss and tax credit carryforwards may be subject to annual limitations under IRC Sections 382 and 383. We have not performed an analysis to determine whether an ownership change or multiple ownership changes have occurred for tax reporting purposes due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If a study were to be performed, specific limitations on the available net operating loss and tax credit carryforwards may result. Until a study is completed and any limitation known, no amounts are being considered as an uncertain

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax position or disclosed as unrecognized tax benefit under FIN 48. Effective January 1, 2007, we have also removed the deferred tax assets related to these losses and tax credit carryforwards and the offsetting valuation allowances. These amounts are no longer recognized until they can be measured after a Section 382 analysis is completed. Since any recognizable deferred tax assets would be fully reserved, future changes in our unrecognized tax benefits will not impact our effective tax rate. We have also established a full valuation allowance for other deferred tax assets due to uncertainties surrounding our ability to generate future taxable income to realize these assets.

We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

11.	Collaborative and Other Agreements

Sanarus Medical Inc.

In October 1999, we entered into a strategic alliance with Sanarus Medical, Inc. (Sanarus), a privately held medical device company. We received 200,041 Series A voting convertible preferred shares for $0.3 million and a warrant to acquire 3,166,000 common shares for $0.01 per share in consideration for entering into a manufacturing, supply and license agreement (the 1999 Agreement). The 1999 Agreement provided Sanarus an exclusive, royalty-free, worldwide non-sublicenseable right to develop, manufacture and sell products using cryoablation technology developed by Endocare for use in the field of gynecology and breast diseases. The warrant is exercisable at any time through October 12, 2009. In June 2001, the 1999 Agreement was amended (the 2001 Agreement) to provide for (i) the termination of Sanarus’s exclusive, royalty-free, worldwide non-sublicenseable right under the 1999 Agreement; (ii) Sanarus’s grant to us of an exclusive (even as to Sanarus), worldwide, irrevocable, fully paid-up right to develop, manufacture and sell products using certain Sanarus technology for use in the diagnosis, prevention and treatment of prostate, kidney and liver diseases, disorders and conditions; and (iii) our grant to Sanarus of an exclusive (even as to Endocare), worldwide, irrevocable, fully paid-up right to develop, manufacture and sell products using certain of our technology for use in the diagnosis, prevention and treatment of gynecological and breast diseases, disorders and conditions.

In April 2003, we and other investors entered into a second bridge loan financing in which Sanarus issued to us a convertible promissory note in the aggregate amount of $0.6 million and a warrant to purchase equity shares in Sanarus with an aggregate exercise price of up to $0.3 million. Upon completion of an equity financing by Sanarus in October 2003, the bridge loan and warrant were canceled in exchange for 908,025 shares of Series C voting preferred stock and a warrant to purchase 308,823 Series C shares at $0.68 per share. As of December 31, 2006 and 2007, our voting interest in Sanarus was approximately 4.1 percent on an as-converted fully diluted basis.

The total investment in Sanarus of $0.9 million as of December 31, 2006 and 2007 is included in investments and other assets. The investment is recorded at cost since we do not exercise significant influence over the operations of Sanarus.

CryoDynamics, LLC — Research & Development Agreement

On November 8, 2005, we entered into a commercialization agreement (the Agreement) with CryoDynamics, LLC to design and develop a cryoablation system utilizing nitrogen gas. The parties will jointly own all inventions made or conceived by CryoDynamics in performing the Agreement (Development Inventions). To assist CryoDynamics in its research and development efforts, we advance CryoDynamics $42,500 per month, effective October 1, 2005 until such time as either party enters into a license agreement based upon the nitrogen system with an independent third party that results in CryoDynamics receiving an amount sufficient to repay the advances and fund CryoDynamics’ monthly operating expenses of $42,500.

Under the Agreement, CryoDynamics granted to us an exclusive, worldwide license (with the right to sublicense) to the Development Inventions and pre-existing technology in all medical fields of use. We also have granted to CryoDynamics an exclusive, worldwide license (with the right to sublicense) to such Development

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Since repayment of amounts advanced under the agreement is contingent upon the successful development, commercialization and licensing of the technology and is not reasonably assured, these advances are expensed as incurred. We recorded $0.1 million, $0.5 million and $0.5 million of research and development costs for 2005, 2006 and 2007, respectively, in connection with the Agreement.

Patent, Licensing, Royalty and Distribution Agreements

We have entered into other patent, licensing and royalty agreements with third parties, some of whom also have consulting agreements with us and are owners of or affiliated with entities which have purchased products from us. These agreements generally provide for purchase consideration in the form of cash, common shares, warrants or options and royalties based on a percentage of sales related to the licensed technology, subject to minimum amounts per year. The patents and licensing rights acquired were recorded based on the fair value of the consideration paid. Options and warrants issued were valued using the Black-Scholes option pricing model. These assets are amortized over their respective estimated useful lives. Royalty payments are expensed as incurred.

We have also entered into distribution agreements with third parties. These agreements govern all terms of sale, including shipping terms, pricing, discounts and minimum purchase quotas, if applicable. Pricing is fixed and determinable and the distributor’s contractual obligation to pay is not contingent on other events, such as final sale to an end-user. We generally do not grant a right of return except for defective products in accordance with our warranty policy, and in some cases for unsold inventory within a limited time period upon the termination of the distribution agreement.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Leases

We lease office space and equipment under operating leases, which expire at various dates through 2012. Some of these leases contain renewal options and rent escalation clauses. During 2007, we entered into a capital lease agreement for certain office equipment valued at $0.1 million. The lease agreement expires in 2011. Minimum lease payments due within the next twelve months are classified as current liabilities on our balance sheet. In calculating the capital lease obligation, we used the incremental borrowing rate available through our credit facility with Silicon Valley Bank. Future minimum lease payments by year and in the aggregate under all non-cancelable capital and operating leases are as follows (in thousands):

	Capital	Operating
	Lease	Leases

Year ending December 31, 2008	$34	$549
2009	34	566
2010	34	138
2011	34	6
2012	—	2
Thereafter	—	—

Total minimum lease payments	$136	$1,261

Amount representing interest	(24)

Present value of minimum lease payments	$112

Rental expense during 2005, 2006 and 2007 was $0.7 million, $0.8 million and $0.7 million, respectively.

Employment and Severance Agreements

We have entered into employment agreements with certain executives which provide for annual base salaries and incentive payments of up to 85 percent of base salary subject to attainment of corporate goals and objectives pursuant to incentive compensation programs approved by our board of directors, stock options and restricted stock units. The agreements provide for severance payments if the executive is terminated other than for cause or terminates for good reason as defined. The options vest over specified time periods with accelerated vesting upon attainment of performance targets in certain instances.

Former Officers

As described in further detail below under “Governmental Legal Proceedings” our former Chief Executive Officer and Chairman of the Board (former CEO) and former Chief Financial Officer and Chief Operating Officer (former CFO) both of whom ceased to be employed by us in 2003, are defendants in a criminal lawsuit involving multiple felony counts and a civil lawsuit filed by the SEC relating to our historical financial reporting issues and related matters. The former CEO and the former CFO have each agreed to repay us severance and related amounts $750,000 in the case of the former CEO and approximately $666,000 in the case of the former CFO) upon either (i) his conviction in a court of law, or entering into a plea of guilty or no contest to, any crime directly relating to his activities on behalf of Endocare during his employment, or (ii) successful prosecution of an enforcement action by the SEC against him. The criminal trial for these individuals is scheduled to begin in September 2008.

On October 2, 2006, we executed a General Release of All Claims with our then President and Chief Operating Officer (the former President) upon his separation effective October 2, 2006. We agreed to pay the former President his base salary of $0.3 million per year via semi-monthly salary continuation payments for a period of 12 months

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and continuation of his health benefits pursuant to COBRA for one year. The former President held 266,667 options from various grants, of which 145,833 options had vested prior to the separation date. He forfeited 100,000 unvested options upon separation but was entitled to continue vesting in the remaining 20,834 unvested options for one year pursuant to the original grant terms. These options became fully vested in March 2007. The expense related to the unvested options retained by the employee (net of reversal of stock-based compensation expense on the forfeited options) was included in the $0.3 million severance charge recorded in the third quarter of 2006. The former President exercised the 166,667 options during the three months ended December 31, 2007 for $1.1 million in cash ($6.75 per share).

On August 27, 2004, we executed a General Release of All Claims with our then Chief Financial Officer which was effective as of August 10, 2004. Pursuant to the terms of the General Release, we agreed to pay her current base salary of $0.2 million per year via semi-monthly salary continuation payments for a period of 12 months and continuation of her health benefits pursuant to COBRA for one year. We also agreed to permit our then Chief Financial Officer to continue to vest in all stock options held at the separation date through July 31, 2005. We recorded stock-based compensation expense of $0.1 million. In 2004 and 2005, the former Chief Financial Officer exercised options to purchase 5,208 and 43,402 shares, respectively. The remaining vested options expired unexercised.

Employee Benefit Plans

We have has a 401(k) savings plan covering substantially all employees. The Plan currently provides for a discretionary match of amounts contributed by each participant as approved by the Compensation Committee of the Board of Directors. No matching contributions were made in 2005, 2006 or 2007.

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

Governmental Legal Proceedings

As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the SEC on July 14, 2006 and entered into a non-prosecution agreement with the the DOJ on July 18, 2006. These two agreements effectively resolved, with respect to us, the investigations begun by the SEC and by the DOJ in January 2003, regarding allegations that we and certain of our former officers and former directors and one current employee issued or caused to be issued, false and misleading statements regarding our financial results for 2001 and 2002 and related matters. Under the terms of the consent judgment with the SEC (i) we paid a total of the $750,000 in civil penalties and disgorgement; and (2) we agreed to a stipulated judgment enjoining future violations of securities laws. On April 7, 2006, we entered into an escrow agreement with Morrison & Foerster LLP, our outside counsel, pursuant to which we placed the $750,000 anticipated settlement in escrow with Morrison & Foerster LLP at the request of the SEC staff. The funds were released from the escrow to the SEC in August 2006. A liability for the monetary penalty was accrued in 2004.

The investigations and legal proceedings related to certain former officers and former directors remain ongoing and are not affected by our settlements with the SEC and DOJ. We remain contractually obligated to pay legal fees for and otherwise indemnify these former officers and former directors. On August 9, 2006 the SEC filed civil fraud charges in federal district court against two former officers, who were our former Chief Executive Officer and Chairman of the Board and our former Chief Financial Officer and Chief Operating Officer. On April 9, 2007, these two former officers were indicted by a federal grand jury in Orange County, California. The indictment

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges them with 18 counts of wire fraud, two counts of securities fraud, one count of false certification of financial reports, one count of false statements in reports filed with the SEC, one count of lying to accountants and four counts of “honest services” wire fraud. These former officers were separated from Endocare in 2003. The criminal trial is currently scheduled to begin on September 30, 2008. The SEC’s civil case has been stayed pending the outcome of the DOJ’s criminal case against these individuals. The SEC also may decide to file civil charges against one or more former directors. For the year ended December 31, 2007 we incurred expenses of $1.7 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.9 million. As of December 31, 2007, we have $0.1 million available under this insurance coverage.

Historical Option Granting Practices

In July 2006 our Audit Committee requested that management conduct an internal review of our historical stock option practices, the timing of stock option grants and related accounting and documentation. Based on this review, management identified several stock option grants made between 1997 and 2002 for which the actual measurement dates appeared to differ from the recorded grant dates. Management analyzed the potential accounting impact, assuming that the measurement dates for these option grants differ from the recorded grant dates, and concluded that the financial impact did not necessitate adjustment to or restatement of our previously-issued financial reports. Management reported the results of its review to our Audit Committee and Board of Directors at their regularly scheduled meetings on July 26, 2006. Following these meetings, we contacted the SEC and the DOJ and reported our findings. On August 1, 2006, we met with the SEC staff to discuss our findings and later received a subpoena from the SEC requesting additional option-related information. We have responded to this subpoena and will continue to fully cooperate with the SEC and DOJ and with their ongoing investigations related to certain of our former officers and former directors.

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

Shareholder Class Action and Derivative Lawsuits

In November 2002, we were named as a defendant, together with certain former officers, in a class-action lawsuit filed in the United States District Court for the Central District of California. This action, which was consolidated with other similar complaints on October 31, 2003, alleged that the defendants violated sections of the Securities Exchange Act of 1934 by purportedly issuing false and misleading statements regarding our revenues and expenses in press releases and SEC filings. On November 8, 2004, we executed a settlement agreement with the lead plaintiffs and their counsel. In exchange for a release of all claims, we and certain individuals paid a total of $8.95 million in cash, which was funded by our directors’ and officers’ liability insurance carriers prior to December 31, 2004. On February 7, 2005, the Court issued a final order approving the agreement and dismissing the class-action lawsuit.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The settlements referenced above, the related legal and defense costs and costs under our ongoing indemnification obligations to certain former officers and former directors were covered under four directors’ and officers’ liability insurance policies in effect at that time, with limits of $5 million each and aggregate coverage of $20 million. The primary carrier reimbursed our defense costs up to the limits of its $5 million policy. The three excess carriers, representing $15 million of the $20 million of coverage, filed arbitration complaints seeking rescission of the policies. In December 2004 and February 2005, we reached settlement with two of the three excess carriers to reimburse us for current and future legal defense and litigation settlement costs. On December 1, 2005, we entered into a settlement agreement with the remaining excess carrier pursuant to which we paid the carrier $1.0 million in full settlement of any claims. Under the settlement agreement, we also granted a mutual release to the carrier. As of December 31, 2007, we have $0.1 million in remaining available coverage through the third excess carrier for legal costs under our continuing indemnification obligations to our former officers and former directors who remain under investigation and subject to legal proceedings by the SEC and DOJ.

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

On September 11, 2007, we entered into a binding memorandum of understanding (MOU) with KPMG. The MOU resolves the litigation with KPMG. Under the MOU the parties have granted mutual releases and agreed to dismiss our respective claims in the litigation. In addition, KPMG agreed that no later than October 11, 2007 KPMG would pay to us a settlement amount of $1.0 million and would return to us fees in the amount of $0.2 million. KPMG made this payment and return of fees on October 11, 2007. Under a preexisting contingency fee agreement, we are required to pay one-third of the settlement amount and one-third of the returned fees to our outside litigation counsel. The net recovery of $0.7 million was recorded as a litigation settlement recovery in the consolidated statement of operations.

Other Litigation

In January 2006, we entered into a settlement and release agreement with certain parties against whom we had a claim from a judgment awarded to us in prior years. We received $0.2 million in the settlement of this claim, which was recorded as a reduction of general and administrative expenses in the first quarter of 2006.

In addition, in the normal course of business, we are subject to various other legal matters, which we believe will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, the results of litigation and claims cannot be predicted with certainty, and we cannot provide assurance that the outcome of various legal matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. As of December 31, 2007, we have not established a liability for contingencies in the consolidated balance sheets since the likelihood of loss and potential liability cannot be reliably estimated at this time. However, our evaluation of the likelihood of an unfavorable outcome with respect to these actions could change in the future.

13.	Line of Credit

As described above in Note 2 — “Recent Operating Results and Liquidity,” on October 26, 2005, we entered into a one-year credit facility with Silicon Valley Bank (the Lender), which provided up to $4.0 million in borrowings for working capital purposes in the form of a revolving line of credit and term loans (not to exceed $500,000). The agreement was amended on various dates during 2006 and 2007. In February 2008, the agreement was further extended to February 27, 2009, as described below.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit facility permits the borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory, but availability of funds is ultimately subject to the good faith business judgment of the Lender. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all receivable collections which are held in trust for the Lender. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on the effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility. A termination fee will also be assessed if the credit facility is terminated prior to expiration. We had no outstanding borrowings at December 31, 2006. As of December 31, 2007 there was $0.9 million outstanding on the line of credit.

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

The agreement governing the credit facility contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the Lender. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the Lender to which all collections are deposited. Under the subjective acceleration clause, the Lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the Lender against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal to or greater than the sum of a base amount ($1,000 as of December 31, 2007) plus 25 percent of all consideration received from issuing equity securities and subordinated debt and 25 percent of positive consolidated net income in each quarter.

We were not in compliance with the minimum tangible net worth covenant for the months September 2006 to November 2006. On December 22, 2006, we signed an amendment to the agreement governing the credit facility. Among other things, the amendment (i) modified the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modified the definition of accounts that are ineligible under the borrowing base calculation; (ii) modified the loan margin as defined to 1.50 percent; and (iii) waived non-compliance with the minimum tangible net worth requirement at September 30, 2006, October 31, 2006 and November 30, 2006, and modified the terms of the covenant. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008. In February 2008, the maturity date was extended for one year.

From February through May 2007, our outstanding advances exceeded 50 percent of the receivable borrowing base referred to above. As required by the agreement, our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the Lender’s approval. In June 2007, the outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.

We were in compliance with all covenants at December 31, 2006 and 2007. However, there is no assurance that we will be able to comply with all the requirements in the future periods, that we can obtain a waiver if another default occurs or that the Lender will not exercise the subjective acceleration clause to terminate the agreement.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions

In February 2002, we purchased the patents to certain cryoablation technologies and a covenant not to compete from a cryosurgeon inventor for 33,333 shares of our common stock valued at $1.4 million, of which $1.1 million (25,000 shares) was allocated to the patent to be amortized over 15 years and the remaining $0.3 million (8,333 shares) was allocated to the covenant to be amortized over five years.

The agreement also requires the seller to perform certain consulting services over 15 years for the consideration received. No consideration was allocated to the consulting agreement since its value could not be accurately measured. In January 2003, we extended a $344,000 loan to the seller to assist with the payment of related federal income taxes arising from the 2002 asset sale. The loan was secured by the shares issued, bore interest at 1.8 percent and was originally due in January 2005. In 2004 and 2006, we extended the maturity date to January 2006 and January 2007, respectively. We are currently in discussions with the borrower to extend the maturity date further, in exchange for cancellation of shares sufficient to pay accrued interest. The outstanding balance of the note has been charged to bad debt in 2006, and was included in general and administrative expenses. The accrued interest income in the amount of $25,000 was reversed in the fourth quarter of 2006.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share data).

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues from continuing operations	$7,546	$7,901	$7,326	$6,914

Cost of revenues from continuing operations	$2,622	$2,713	$2,171	$2,274

Loss from continuing operations	$(3,259)	$(2,264)	$(984)	$(2,435)

Net loss	$(3,259)	$(2,264)	$(984)	$(2,435)

Loss from continuing operations per share of common stock — basic and diluted	$(0.32)	$(0.21)	$(0.08)	$(0.21)
Net loss per share of common stock — basic and diluted	$(0.32)	$(0.21)	$(0.08)	$(0.21)
Weighted average shares of common stock outstanding — basic and diluted	10,313	10,916	11,595	11,640

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues from continuing operations	$7,262	$6,908	$6,700	$7,120

Cost of revenues from continuing operations	$3,766	$3,256	$2,677	$2,644

Loss from continuing operations	$(5,174)	$(708)	$(2,149)	$(3,045)

Net loss	$(4,929)	$(708)	$(2,149)	$(2,979)

Loss from continuing operations per share of common stock — basic and diluted	$(0.51)	$(0.07)	$(0.21)	$(0.30)
Net loss per share of common stock — basic and diluted	$(0.49)	$(0.07)	$(0.21)	$(0.29)
Weighted average shares of common stock outstanding — basic and diluted	10,047	10,055	10,058	10,177

ENDOCARE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at the	Additions			Balance at
	Beginning of	Charges to			the End of
	the Period	Operations	Other	Deductions	the Period
	(In thousands)

2005
Allowance for Doubtful Accounts and Sales Returns	$74	$10	$—	$(14)	$70
2006
Allowance for Doubtful Accounts and Sales Returns	$70	$36	$—	$(22)	$84
2007
Allowance for Doubtful Accounts and Sales Returns	$84	$8	$—	$(2)	$90

Amounts exclude discontinued operations.

EXHIBIT INDEX

Exhibit No.		Description

2	.1(1)	Stock Purchase Agreement, dated as of January 13, 2006, by and among Plethora Solutions Holdings plc, Endocare, Inc. and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.
2	.2(2)	$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to Endocare, Inc.
3	.1(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3	.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
3	.3(3)	Restated Certificate of Incorporation.
3	.4(4)	Amended and Restated Bylaws of the Company.
4	.1(5)	Form of Stock Certificate.
4	.2(6)	Form of Series A Warrant.
4	.3(6)	Form of Series B Warrant.
4	.4(7)	Rights Agreement, dated as of March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.
4	.5(8)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between the Company and U.S. Stock Transfer Corporation.
10	.1(9)	Lease Agreement, dated as of November 26, 2001, by and between the Company and The Irvine Company.
10	.2(9)†	Form of Indemnification Agreement by and between the Company and its directors.
10	.3(9)†	Form of Indemnification Agreement by and between the Company and its executive officers.
10	.4(10)†	1995 Director Option Plan (as amended and restated through March 2, 1999).
10	.5(11)†	1995 Stock Plan (as amended and restated through December 30, 2003).
10	.6(13)†	Employment Agreement, dated as of December 15, 2003, by and between the Company and Craig T. Davenport.
10	.7(14)†	Employment Agreement, dated as of August 11, 2004, by and between the Company and Michael R. Rodriguez.
10	.8(15)†	2004 Stock Incentive Plan.
10	.9(16)†	2004 Non-Employee Director Option Program under 2004 Stock Incentive Plan.
10	.10(16)†	Form of Award Agreement Under 2004 Stock Incentive Plan.
10	.11(17)	Confidential Settlement Agreement and Release, dated as of February 18, 2005, by and between the Company and Great American E&S Insurance Company.
10	.12(6)	Purchase Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).
10	.13(6)	Registration Rights Agreement, dated as of March 10, 2005, by and between the Company and the Investors (as defined therein).
10	.14(18)†	First Amendment to Employment Agreement with Craig T. Davenport, dated as of April 28, 2005.
10	.15(2)	Loan and Security Agreement, dated as of October 26, 2005, by and among the Company, Timm Medical Technologies, Inc. and Silicon Valley Bank.
10	.16(2)	Commercialization Agreement, dated as of November 8, 2005, by and between the Company and CryoDynamics, LLC.
10	.17(19)†	Employment Agreement, dated as of January 17, 2006, by and between the Company and Clint B. Davis.
10	.18(20)	Amendment to Loan Documents, dated as of April 24, 2006, by and between the Company and Silicon Valley Bank.
10	.19(21)	Amendment to Loan Documents, dated as of February 10, 2006, between the Company, Timm Medical Technologies, Inc. and Silicon Valley Bank.

Exhibit No.		Description

10	.20(22)†	Employee Deferred Stock Unit Program, effective as of May 18, 2006.
10	.21(22)†	Non-Employee Director Deferred Stock Unit Program, effective as of May 18, 2006.
10	.22(23)	First Amendment to Lease, dated as of May 19, 2006, between the Company and The Irvine Company.
10	.23(23)*	Customer Quote, dated as of January 9, 2006, to Advanced Medical Partners, Inc.
10	.24(23)*	Amended and Restated Endocare Service Agreement, dated as of January 9, 2006, between the Company and Advanced Medical Partners, Inc.
10	.25(24)	Common Stock Purchase Agreement, dated as of October 25, 2006, by and between the Company and Fusion Capital Fund II, LLC.
10	.26(24)	Registration Rights Agreement, dated as of October 25, 2006, by and between the Company and Fusion Capital Fund II, LLC.
10	.27(25)	Non-Prosecution Agreement, dated as of July 18, 2006, by and between the Company and the Department of Justice.
10	.28(25)	Consent to Entry of Judgment, dated as of July 14, 2006, in favor of the Securities and Exchange Commission.
10	.29(26)†	Form of Retention Agreement.
10	.30(27)	Amendment to Loan Documents, dated as of December 22, 2006, by and between Endocare, Inc. and Silicon Valley Bank.
10	.31(28)†	Standard Form of RSU Agreement under 2004 Stock Incentive Plan.
10	.32(28)†	Form of RSU Agreement used for Mr. Davenport under 2004 Stock Incentive Plan.
10	.33(28)†	Summary Description of 2007 MICP.
10	.34(29)	Amendment to Loan Documents, dated as of February 23, 2007, by and between the Company and Silicon Valley Bank.
10	.35(30)	Common Stock Subscription Agreement, dated as of May 24, 2007, by and between the Company and Frazier Healthcare V, L.P.
10	.36(30)	Registration Rights Agreement, dated as of May 25, 2007, by and between the Company and Frazier Healthcare V, L.P.
10	.37(31)†	First Amendment to Employee Deferred Stock Unit Program, dated August 6, 2007.
10	.38(31)†	First Amendment to Non-Employee Director Deferred Stock Unit Program, dated August 6, 2007.
10	.39(32)	Memorandum of Understanding, dated September 11, 2007, between the Company and KPMG LLP.
10	.40†	Description of Non-Employee Director Compensation, as amended on December 20, 2007.
10	.41†	Non-Employee Director RSU Program.
10	.42†	Form of RSU Agreement under Non-Employee Director RSU Program.
21	.1(33)	Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
24	.1(34)	Power of Attorney.
31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.
32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.
32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement.

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2004.

(5)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(7)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(8)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(9)	Previously filed as an exhibit to our Form 10-K filed on March 29, 2002.

(10)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed on June 2, 1999.

(11)	Previously filed as an appendix to our Definitive Proxy Statement filed on December 3, 2003.

(12)	Previously filed as an exhibit to our Form 10-K filed on December 3, 2003.

(13)	Previously filed as an exhibit to our Form 8-K filed on December 16, 2003.

(14)	Previously filed as an exhibit to our Form 8-K filed on August 12, 2004.

(15)	Previously filed as an appendix to our Definitive Proxy Statement filed on August 6, 2004.

(16)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2005.

(17)	Previously filed as an exhibit to our Form 10-Q filed on May 10, 2005.

(18)	Previously filed as an exhibit to our Form 8-K filed on May 3, 2005.

(19)	Previously filed as an exhibit to our Form 8-K filed on January 12, 2006.

(20)	Previously filed as an exhibit to our Form 8-K filed on April 25, 2006.

(21)	Previously filed as an exhibit to our Form 8-K filed on May 10, 2006.

(22)	Previously filed as an exhibit to our Form 8-K filed on May 22, 2006.

(23)	Previously filed as an exhibit to our Form 10-Q filed on August 8, 2006.

(24)	Previously filed as an exhibit to our Form 8-K filed on October 30, 2006.

(25)	Previously filed as an exhibit to our Form 10-Q filed on November 9, 2006.

(26)	Previously filed as an exhibit to our Form 8-K filed on December 13, 2006.

(27)	Previously filed as an exhibit to our Form 10-Q filed on December 22, 2006.

(28)	Previously filed as an exhibit to our Form 8-K filed on February 27, 2007.

(29)	Previously filed as an exhibit to our Form 8-K filed on February 28, 2007.

(30)	Previously filed as an exhibit to our Form 8-K filed on May 29, 2007.

(31)	Previously filed as an exhibit to our Form 8-K filed on August 8, 2007.

(32)	Previously filed as an exhibit to our Form 10-Q filed on November 6, 2007.

(33)	Not applicable because the Company does not have any subsidiaries that constitute “significant subsidiaries” under Rule 1-02(w) of Regulation S-X.

(34)	Included on the signature page of this Form 10-K.