Form 10-Q
period 2008-03-31
ENDOCARE INC
filed 2008-05-07
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at March 31, 2008 was 11,801,495.

Endocare, Inc. and Subsidiary

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Total revenues	$8,143	$7,546

Costs and expenses:
Cost of revenues	2,505	2,622
Research and development	569	616
Selling and marketing	3,828	3,763
General and administrative	3,040	3,829

Total costs and expenses	9,942	10,830

Loss from operations	(1,799)	(3,284)
Interest income, net	109	25

Net loss	$(1,690)	$(3,259)

Net loss per share – basic and diluted	$(0.14)	$(0.32)

Weighted average shares of common stock outstanding	11,785	10,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,515	$7,712
Accounts receivable, net	4,507	3,530
Inventories, net	3,144	3,022
Prepaid expenses and other current assets	448	2,081

Total current assets	14,614	16,345

Property and equipment, net	792	850
Intangibles, net	2,952	3,077
Investments and other assets	989	989

Total assets	$19,347	$21,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,374	$2,194
Accrued compensation	2,846	3,895
Other accrued liabilities	3,056	3,034
Loan payable	880	880
Obligations under capital lease – current portion	25	28

Total current liabilities	9,181	10,031

Deferred compensation	266	227
Obligations under capital lease – less current portion	82	84

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 11,801 and 11,762 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	12	12
Additional paid-in capital	201,253	200,663
Accumulated deficit	(191,447)	(189,756)

Total stockholders’ equity	9,818	10,919

Total liabilities and stockholders’ equity	$19,347	$21,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,690)	$(3,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	309
Loss on sale of placement units and other fixed assets	—	52
Stock-based compensation	728	783

Changes in operating assets and liabilities:
Accounts receivable	(976)	(281)
Inventories	(183)	(422)
Prepaid expenses and other assets	73	297
Accounts payable	179	378
Accrued compensation	(1,010)	(456)
Other liabilities	8	34

Net cash used in operating activities	(2,620)	(2,565)

Cash flows from investing activities:
Collection of note receivable	1,560	—
Purchases of property and equipment	(7)	(22)

Net cash provided by (used in) investing activities	1,553	(22)

Cash flows from financing activities:
Payments under capital lease obligation	(6)	—
Net borrowings on line of credit	—	1,498
Payroll tax on issuance of restricted stock	(124)	—
Proceeds from sale of common stock	—	1,000

Net cash provided by (used in) financing activities	(130)	2,498

Net decrease in cash and cash equivalents	(1,197)	(89)
Cash and cash equivalents, beginning of period	7,712	1,811

Cash and cash equivalents, end of period	$6,515	$1,722

Non-cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$115	$113
Transfer of Cryocare Surgical Systems from property and equipment to inventory for sale	$54	$—
Adoption of FSP 00-19-2:
Reduction of retained earnings	$—	$4,373
Increase in additional paid-in capital	—	5,680
Reduction of common stock warrant liability	—	1,307
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
2. Basis of Presentation
     Following the rules and regulations of the Securities and Exchange Commission (SEC), we have omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2008.
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2008, we had an accumulated deficit of $191.4 million and cash and cash equivalents of $6.5 million. $0.9 million of the cash balance is borrowed under our line of credit, which is payable on a current basis. During 2007, we also received $1.6 million and $7.0 million from the sale of our common shares to Fusion Capital Fund II, LLC (Fusion Capital) and Frazier Healthcare V, L.P. (Frazier), respectively, as more fully described below. We do not expect to reach cash flow positive operations on an annual basis in 2008, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions.
     Although in July 2006 we resolved the investigations by the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) of our historical accounting and financial reporting (see Note 9 – “Commitments and Contingencies”), we still have obligations to indemnify and advance the legal fees of our former officers in connection with the ongoing legal proceedings related to them. The amounts we pay under these obligations could have a material adverse effect on our business, financial condition, results of operations and liquidity. For the three months ended March 31, 2008, we incurred expenses of $0.4 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.1 million. As of March 31, 2008, we have exhausted the remaining reimbursement available under this insurance coverage.
     We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.2 million. The amount was fully accrued as of March 31, 2008. We are in the process of negotiating resolutions of the past due state and local tax obligations with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)
(Unaudited)
applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
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
     Our sources of funding include a $4.0 million credit facility with Silicon Valley Bank and a $16.0 million common stock purchase agreement with Fusion Capital. As discussed in Note 4 — “Private Placement of Common Stock and Warrants,” on October 25, 2006, we entered into an agreement with Fusion Capital which gives us the right to sell to Fusion Capital up to $16.0 million of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount. We can sell our shares in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $4.50 or higher, subject to our ability to comply with certain ongoing requirements. These requirements include, among others, maintaining effectiveness of the registration statement covering the resale of the shares purchased by Fusion Capital and maintenance of per share trading prices at or above $3.00. The $150,000 increment can be increased if the market price of our common stock increases. The SEC declared the registration statement effective on December 1, 2006.
     Through March 31, 2008, we have sold 293,397 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. The most recent sale of stock to Fusion Capital occurred in May 2007. Since we have authorized 2,666,666 shares for sale under the stock purchase agreement, the selling price for future potential sales of our common stock to Fusion Capital would have to average at least $6.07 per share for us to receive the maximum proceeds of $16.0 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement.
     On May 24, 2007, we sold 1,085,271 shares of our common stock to Frazier at a price per share of $6.45, for aggregate proceeds of $7.0 million.
     During the three months ended December 31, 2007, we also received $1.1 million in proceeds from the exercise of options by a former officer for 166,667 shares of common stock at $6.75 per share.
     We expect to use existing cash reserves, working capital through the sale of our products, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under the line of credit with our bank through February 2009 as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions therein. As more fully described in Note 5 – “Bank Line of Credit,” the funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility contains restrictive covenants, a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. The subjective acceleration clause permits the lender to accelerate payment on all outstanding balances and cease to make further advances to us in the event of default or if the lender determines in its judgment that a material adverse change has occurred or will occur.
     We believe that the Fusion Capital financing agreement and the line of credit, together with the $7.0 million that we received from Frazier, should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows on a consistent basis. However, our cash needs are not entirely predictable and the future availability of funds from Fusion Capital and our bank is subject to many conditions, including the subjective acceleration clause and other provisions that are predicated on events not within our control. We are limited to amount of stock we can sell to Fusion Capital each time. Our agreement with Fusion Capital contains default provisions and is automatically suspended if the trading prices of our shares fall below $3.00. The extent of funds available from Fusion Capital also depends on the prevailing market price of our common shares. We cannot access the bank credit line if we fail to comply with all covenants and borrowing conditions. Although we are in compliance with the conditions and covenants under the Fusion Capital agreement and bank credit facility as of March 31, 2008, there is no assurance that we will be able to comply with all requirements in future periods,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)
(Unaudited)
that we can obtain a waiver if an event of default occurs or that the lender will not exercise the subject acceleration clause. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis.
4. Private Placement of Common Stock and Warrants
     May 2007 Private Placement
     On May 24, 2007, we entered into a common stock subscription agreement with Frazier and on May 25, 2007 we entered into a registration rights agreement with Frazier. Under the subscription agreement, Frazier agreed to purchase 1,085,271 shares of our common stock at a price per share of $6.45, for aggregate proceeds to us of $7.0 million.
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
     In the registration rights agreement, we agreed to file a registration statement with the SEC to register the shares for resale. We also agreed to use commercially reasonable efforts to cause the registration statement to become effective as promptly as possible thereafter, with the intention that the registration statement will be available for resale by Frazier once the lock-up restrictions expire. In addition, we agreed to use commercially reasonable efforts to keep the registration statement effective until May 25, 2010. We filed this registration statement on March 20, 2008 and the SEC declared the registration statement effective on April 18, 2008.
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
     Under a related registration rights agreement, before Fusion Capital was obligated to purchase shares, we were required to file a registration statement covering the sale of up to 2,824,652 common shares within 20 days of signing the agreement. The registration statement was filed in November 2006 and declared effective by the SEC on December 1, 2006. We subsequently filed two post-effective amendments to the registration statement, which were declared effective on March 30, 2007 and April 18, 2008, respectively. We are required to maintain effectiveness of the registration statement until the earlier of the date that Fusion Capital may sell the shares without restriction pursuant to Rule 144(k) or the date that Fusion Capital has sold all purchased shares and no available unpurchased shares remain under the agreement. Upon occurrence of certain events of default as defined in the stock purchase agreement, including lapse of effectiveness of the registration statement for 10 or more consecutive business days or for 30 or more business days within a 365-day period, suspension of trading for three business days, delisting of the shares from the principal market on which they are traded, failure by our stock transfer agent to issue shares within five business days or other material breaches, Fusion Capital may terminate the stock purchase agreement. We have the right to terminate the agreement at any time.
     Through March 31, 2008, we had sold 293,397 shares to Fusion Capital for gross proceeds of $1.6 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)
(Unaudited)
a pre-existing capital advisory agreement. As of March 31, 2008, we have approximately $14.4 million in remaining funding available with Fusion Capital based on our closing stock price on that date.
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
     The warrants have an anti-dilution clause that is triggered upon issuance of a certain number of shares of our common stock that reduces the effective exercise price of the warrants to preserve the ownership of the warrant holders. As a result of our May 2007 private placement and the issuance of shares to Fusion Capital through March 31, 2008, the exercise price of the Series A Warrants decreased to $10.02 to effectively provide holders the right to purchase an additional 31,667 shares and the exercise price of the Series B Warrants decreased to $11.37 to effectively provide holders the right to purchase an additional 37,191 shares.
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
     Pursuant to the terms of the registration rights agreement relating to the March 2005 financing, we filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock originally underlying the issued warrants. The S-2 registration statement was declared effective September 28, 2005. We subsequently filed a post-effective amendment on Form S-3, which was declared effective March 28, 2006, a post-effective amendment on Form S-1, which was declared effective March 30, 2007 and a post-effective amendment on Form S-3, which was declared effective April 18, 2008.
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
5. Bank Line of Credit
     As described above in Note 3 – “Recent Operating Results and Liquidity,” on October 26, 2005, we entered into a one-year credit facility with Silicon Valley Bank (the Lender), which provided up to $4.0 million in borrowings for working capital purposes in the form of a revolving line of credit and term loans (not to exceed $500,000). The agreement was amended on various dates during 2006 and 2007. On February 8, 2008 the agreement was further extended to expire on February 26, 2009, as described below.
     The credit facility permits the borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory, but availability of funds is ultimately subject to the good faith business judgment of the Lender. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all accounts receivable collections which are held in trust for the Lender. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on the effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility. A termination fee will also be assessed if the credit facility is terminated prior to expiration. As of March 31, 2008 and December 31, 2007, there was $0.9 million outstanding on the line of credit.
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
     The agreement governing the credit facility contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the Lender. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the Lender to which all collections are deposited. Under the subjective acceleration clause, the Lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the Lender against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal to or greater than the sum of a base amount ($1,000 as of March 31, 2008) plus 25 percent of all consideration received from issuing equity securities and subordinated debt and 25 percent of positive consolidated net income in each quarter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)
(Unaudited)
     On December 22, 2006, we signed an amendment to the agreement governing the credit facility. Among other things, the amendment (i) modified the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modified the definition of accounts that are ineligible under the borrowing base calculation; (ii) modified the loan margin as defined to 1.50 percent; and (iii) waived non-compliance with the minimum tangible net worth requirement as of September 30, 2006, October 31, 2006 and November 30, 2006, and modified the terms of the covenant. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and on February 8, 2008 the credit agreement was amended to extend the maturity date to February 26, 2009. As of December 31, 2007 and March 31, 2008, we were in compliance with all covenants. During February through May 2007, the outstanding advances exceeded 50 percent of the receivable borrowing base referred to above. As required by the agreement our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the Lender’s approval. The daily borrowings and repayments have been presented on a net basis in the condensed consolidated statements of cash flows. In June 2007, outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.
6. Capital Stock and Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options, warrants, deferred stock units and restricted stock units that were outstanding during the respective periods presented. For periods when we reported a net loss, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.
7. Stock-Based Compensation
     Our equity incentive programs include stock options, restricted stock units and deferred stock units. Some awards vest based on continuous service while others vest or vest on an accelerated basis based on performance conditions, such as profitability and sales goals. On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors.
     Under SFAS No. 123R, the fair value of share-based awards is estimated at grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. For awards that vest based on continuous service, we record compensation expense ratably over the service period from the date of grant. For performance-based awards, we begin recording compensation expense over the remaining service period when we determine that achievement is probable. Change in estimates as to the probability of vesting is recorded through cumulative catch-up adjustments when the assessment is made. Change in the estimated implicit service period is recorded prospectively over the adjusted vesting period. Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.
     During the third quarter of 2007, we determined that it is probable the profitability goals will be met by the first quarter of 2009 and that the related performance-based awards will vest. In conjunction with this change in assessment, we recorded $0.5 million of compensation expense in the third quarter of 2007, including a cumulative adjustment for expenses relating to the second quarter of 2007 as if the probable assessment had been determined at the original grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)
(Unaudited)
     Total stock-based compensation expense recorded in the three months ended March 31, 2008 and 2007 is $0.7 million and $0.8 million, respectively. These amounts are primarily included in selling and marketing and general and administrative expenses.
8. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.
     The following is a summary of inventories:

	March 31,	December 31,
	2008	2007
Raw materials	$1,957	$2,331
Work in process	579	227
Finished goods	891	958

Total inventories	3,427	3,516
Less: inventory reserve	(283)	(494)

Inventories, net	$3,144	$3,022

9. Commitments and Contingencies
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
     The legal proceedings related to two former officers remain ongoing and are not affected by our settlements with the SEC and DOJ. We remain contractually obligated to pay legal fees for and otherwise indemnify these two former officers. On August 9, 2006, the SEC filed civil fraud charges in federal district court against these two former officers. On April 9, 2007, these two former officers were indicted by a federal grand jury in Orange County, California. Our directors’ and officers’ liability insurance has funded certain losses, including defense costs, related to these matters. As of March 31, 2008, we had exhausted all remaining available coverage under the applicable excess directors and officers’ liability policy. This policy reimbursed 75 percent of the first $2.25 million in eligible costs to a maximum of approximately $1.7 million, zero percent of the next $500,000 and 57.5 percent of the next $1 million to a maximum of $0.6 million. For further information regarding this coverage, please refer to the Form 8-K that we filed on February 25, 2005.
     As noted below in Part II, Item 1, “Legal Proceedings,” on April 10, 2008, legal counsel representing one former director (who also served as Chairman of the Audit Committee during the relevant time period) notified us that they had received a letter from the SEC staff indicating that the SEC had decided not to bring charges against this former director. We now believe that the only individuals against whom the SEC will conduct legal proceedings going forward are the two former officers referred to above, who have already been charged by both the SEC and the DOJ as described above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)
(Unaudited)
     Other Litigation
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
10. Income Taxes
     We reported no income tax expense during the three months ended March 31, 2008 and 2007 due to our operating losses. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of March 31, 2008 and December 31, 2007.
     On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). As of the adoption date and at March 31, 2008, we had no unrecognized tax benefits and do not expect a material change in the next 12 months.
     We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
11. Results of Operations
     Revenues and cost of revenues related to the following products and services for the periods ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Cryoablation disposable products	$5,916	$5,220
Cryocare Surgical Systems	433	476

	6,349	5,696

Cryoablation procedure fees	1,690	1,776
Cardiac royalties	113	90
Other	(9)	(16)

	$8,143	$7,546

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,359	$2,393
Cryocare Surgical Systems	146	229

	$2,505	$2,622

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
12. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Certain provisions of SFAS No. 157 are effective for fiscal

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular numbers in thousands, except per share data)
(Unaudited)
years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have an impact on our consolidated financial position, results of operations or cash flows.
     The following presents information about our financial assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we used. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds as Level 1 assets. As of March 31, 2008 we had $6.2 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. We do not hold any Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. We do not hold any Level 3 assets.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to account for any eligible financial assets or liabilities using the provisions of SFAS No. 159.
     On January 1, 2008, we adopted the provisions of EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The consensus requires companies to defer and amortize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The adoption of EITF Issue No. 07-3 did not have an impact on our financial statements.
     On January 1, 2008, we adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles (GAAP) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 31, 2008, which will be our fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative agreements existing as of the effective date. We have not yet evaluated the potential impact of adopting EITF No. 07-1 on our consolidated financial statements.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this report, and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     Today, our FDA-cleared Cryocare Surgical System occupies a growing position in the urological market for treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources is directed toward the promotion of our technology to urologists. We also employ a dedicated sales team focused on the interventional radiology market in which our products are used to treat renal, liver and lung cancer and for palliative intervention. In additional to selling our cryoablation disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. We intend to continue to identify and develop new markets for our cryoablation products and technologies, particularly in the area of tumor ablation.
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
     In 2005, we began gradually shifting our revenue model from providing the service component of our cryoablation procedure (revenues from cryoablation procedure fees) to focusing on selling our cryoablation disposable products without responsibility for the service element of the procedure (revenues from sales of cryoablation disposable products), thereby reducing the incremental revenues associated with our business in favor of a more straightforward disposable sales model. We did so recognizing that this strategic business model change would result in a flattened revenue curve until the change was complete since the average revenue per case where we only sell the disposables is less than that for a case where we provide the service component. Because of that, we continued to communicate the estimated number of procedures performed each quarter so that the users of our financial information could monitor market adoption and progress within our markets.
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

				Three months ended
	Year ended December 31,			March 31,
	2005	2006	2007	2007	2008
Estimated domestic cryoablation procedures	6,407	7,802	9,373	2,315	2,568

Number of cryoprobes sold:
Straight probes	29,943	33,598	38,909	9,764	10,283
Right-angle probes	2,803	4,590	6,308	1,447	1,920

Total	32,746	38,188	45,217	11,211	12,203

     The number of cryoprobes sold represents the domestic sales of cryoprobes during the periods presented. Straight probes are typically, although not always, used in prostate procedures and right-angle probes are typically used in procedures other than prostate procedures.
Results of Operations
     Revenues and costs of revenues related to the following products and services for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Cryoablation disposable products	$5,916	$5,220
Cryocare Surgical Systems	433	476

	6,349	5,696

Cryoablation procedure fees	1,690	1,776
Cardiac royalties	113	90
Other	(9)	(16)

	$8,143	$7,546

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,359	$2,393
Cryocare Surgical Systems	146	229

	$2,505	$2,622

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
     Costs of revenues consist of fixed and variable costs incurred in the manufacture of our products in addition to depreciation of Cryocare Surgical Systems placed in the field with customers under our placement program or with our sales and service personnel. We incur an additional cost of revenues in the form of a fee for equipment usage and other services when a procedure is performed on a system owned by an unrelated mobile service provider. The fee paid to the third-party service provider is charged to costs of revenues when the procedure is performed and billed.
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
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2008 and 2007 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock Based Compensation and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As of March 31, 2008, there was $1.5 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 1.0 year less any stock options forfeited prior to vesting. Unrecognized compensation for deferred and restricted stock units was $2.1 million as of March 31, 2008 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 1.7 years. Compensation costs related to restricted stock units is recorded over the service period (2007 through 2009) if it is probable the performance conditions (profitability and sales goals) will be satisfied. We continue to believe these profitability goals will be met. Stock-based compensation expense recorded in the three months ended March 31, 2007 and 2008 is $0.8 million and $0.7 million, respectively.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
(dollars in thousands)
Cryoablation disposable products	$5,916	$5,220	$696	13.3%
Cryocare Surgical Systems	433	476	(43)	(9.0)%

	6,349	5,696	653	11.5%
Cryoablation procedure fees	1,690	1,776	(86)	(4.8)%
Cardiac royalties	113	90	23	25.6%
Other	(9)	(16)	7	43.8%

	$8,143	$7,546	$597	7.9%

     The number of cryoprobes sold during the three months ended March 31, 2008 increased by approximately 8.8 percent to 12,203 compared to 11,211 probes sold during this same period in 2007. Sales of straight probes, which are typically, although not always, used in prostate procedures increased 5.3 percent and right-angle probes, which are typically used in procedures other than prostate procedures, increased 32.7 percent.
     Revenues from sales of Cryocare Surgical Systems decreased as a result of fewer sales of such systems in domestic markets. Revenues related to cryoablation procedure fees decreased due to the continual shift in revenue mix from sales where we provide the service component in cryoablation procedures to direct sales of disposable products. Cardiac royalty revenues increased for the three months ended March 31, 2008 over the same period in 2007 due to increased sales by the licensee.
Cost of Revenues

	Three Months Ended
	March 31,
	2008	2007	$ Change
(dollars in thousands)
Cost of revenues	$2,505	$2,622	$(117)
Percent of revenues	30.8%	34.7%
     The decrease in cost of revenues resulted primarily from the continual change in the mix of our revenues from those where we are responsible for providing cryoablation procedure services to solely selling cryoablation disposable products. This mix shift led to a slight decrease in the number of cases for which we paid fees to third party service providers. In addition, costs of revenues declined due to decreases in materials, labor and overhead costs, which was partially offset by an increase to inventory reserves.
Gross Profit and Gross Margin

	Three Months Ended
	March 31,
	2008	2007	$ Change
(dollars in thousands)
Cryoablation disposable products and procedure fees	$5,247	$4,603	$644
Cryocare surgical systems	287	247	40
Cardiac royalties and other	104	74	30

	$5,638	$4,924	$714

	Three Months Ended		Percentage
	March 31,		Point
	2008	2007	Change
(percent of revenues)
Cryoablation disposable products and procedure fees	64.4%	61.0%	3.4%
Cryocare Surgical Systems	3.5%	3.3%	0.2%
Cardiac royalties	1.3%	1.0%	0.3%

	69.2%	65.3%	3.9%

     The positive trend in gross margins (gross profit as a percentage of revenues) was related to our continual shift from procedures where we bear responsibility for the service element of the procedure to those where we solely sell our cryoablation disposable products. Sales of cryoablation disposable products yield a higher gross margin than procedures performed by third party subcontractors. We also have continued to reduce manufacturing costs for our cryoablation disposable products, while increasing efficiencies in production.
Research and Development Expenses

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
(dollars in thousands)
Research and development expenses	$569	$616	$(47)	(7.6)%
Percent of total revenues	7.0%	8.2%
     This slight decrease is primarily attributable to a concerted effort to reduce spending. Expenses related to clinical studies for the three months ended March 31, 2008 have remained consistent with the same period last year. In both 2007 and 2008, we are focusing our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage.
Selling and Marketing Expenses

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
(dollars in thousands)
Selling and marketing expenses	$3,828	$3,763	$65	1.7%
Percent of total revenues	47.0%	49.9%
     This slight increase is mainly due to increased participation in trade shows during the three months ended March 31, 2008 compared to the same period last year, which resulted in an expense increase of approximately $0.1 million. This increase was partially offset by our general effort to reduce spending. Included in selling and marketing expenses for the three months ended March 31, 2008 and 2007 were $0.2 million and $0.1 million in non-cash stock-based compensation expenses related to stock options, deferred stock units and restricted stock units.
General and Administrative Expenses

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
(dollars in thousands)
General and administrative expenses	$3,040	$3,829	$(789)	(20.6)%
Percent of total revenues	37.3%	50.7%
     This decrease is mainly due to reduced legal and accounting fees during the three months ended March 31, 2008 in the amount of approximately $0.7 million. Legal fees, mostly related to the legal proceedings of our former CEO and former CFO, declined from approximately $0.7 million to $0.3 million, net of insurance recoveries. Included in this decrease was the impact of a reduction of our directors’ and officers’ insurance recoveries in the amount of $0.3 million, which has the impact of increasing our net legal expenses. As of March 31, 2008 we have exhausted all remaining available coverage related to these matters. Total stock-based compensation expense included in general and administrative expenses related to stock options, deferred stock units and restricted stock units for each of the three months ended March 31, 2008 and March 31, 2007 was $0.5 million and $0.6 million, respectively.
Interest Income, Net

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
(dollars in thousands)
Interest income, net	$109	$25	$84	336.0%
Percent of total revenues	1.3%	0.3%

     Interest income, net in the 2008 and 2007 periods includes interest income earned from the investment of our cash balances, as well as interest expense related to our line of credit with Silicon Valley Bank. Interest expense paid on our line of credit decreased due to reduced borrowings for the three months ended March 31, 2008 compared to the same period in 2007. Interest income also increased due to higher cash balances resulting from our May 2007 private placement.
Net Loss

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
(dollars in thousands)
Net loss	$(1,690)	$(3,259)	$(1,569)	(48.1)%
Percent of total revenues	(20.8)%	(43.2)%
     Net loss for the three months ended March 31, 2008 was $0.14 per basic and diluted share on 11.8 million weighted average shares outstanding, compared to a net loss of $0.32 per basic and diluted share on 10.3 million weighted average shares outstanding during the same period in 2007.
Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2008, we had an accumulated deficit of $191.4 million and cash and cash equivalents of $6.5 million. We do not expect to reach cash flow positive operations for the 2008 year, and we expect to continue to generate losses from operations for the foreseeable future.
     In July 2006, we resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see Note 9 – “Commitments and Contingencies” in the footnotes to the condensed consolidated financial statements). However, we still have obligations to indemnify and advance the legal fees of our former officers in connection with the ongoing legal proceedings related to them. The amounts we pay under these obligations could have a material adverse effect on our business, financial condition, results of operations and liquidity. For the three months ended March 31, 2008, we incurred expenses of $0.4 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.1 million. As of March 31, 2008, we have exhausted the remaining reimbursement available under this insurance coverage.
     We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.2 million. The amount was fully accrued as of March 31, 2008. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
     As discussed in Note 4 — “Private Placement of Common Stock and Warrants” in the notes to the condensed consolidated financial statements, on October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (Fusion Capital), which gives us the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period at prices determined based upon the market price of our common stock at the time of each sale without any fixed discount (in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $4.50 or higher), subject to our ability to comply with certain ongoing requirements. These requirements include, among others, maintaining effectiveness of the registration statement covering the resale of the shares purchased by Fusion Capital, and maintenance of per share trading prices at or above $3.00. The $150,000 increment can be increased if the market price of our common stock increases. The SEC declared the registration statement effective on December 1, 2006. The agreement with Fusion Capital expires on November 6, 2008.
     Through March 31, 2008 we have sold 293,397 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. The most recent sale of stock to Fusion Capital occurred in May 2007. Since we have authorized 2,666,666 shares for sale under the stock purchase agreement, the selling price for future potential sales of our common stock to Fusion Capital would have had to average at least $6.07 per share for us to receive the maximum proceeds of $16.0 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement.
     On May 24, 2007, we sold 1,085,271 shares of our common stock to Frazier Healthcare V, L.P. (Frazier) at a price per share of $6.45, for aggregate proceeds of $7.0 million.
     During the three months ended December 31, 2007, we also received $1.1 million in proceeds from the exercise of options by a former officer for 166,667 shares of common stock at $6.75 per share.
     We expect to use existing cash reserves, working capital through the sale of our products, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. We were not in compliance with the minimum tangible net worth covenant under our bank line of credit for the months of September to November 2006. On December 22, 2006, we signed an amendment to the Loan and Security Agreement. Among other things, the amendment (i) modified the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modified the definition of accounts that are ineligible under the borrowing base calculation; (ii) modified the loan margin as defined to 1.50 percent; and (iii) waived non-compliance with the minimum tangible net worth requirement as of September 30, 2006, October 31, 2006 and November 30, 2006, as well as modified the terms of the covenant. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008. On February 8, 2008, the maturity date was further extended to February 26, 2009. As of March 31, 2007 and 2008, we were in compliance with all covenants. As of March 31, 2008 we had $0.9 million outstanding on the line of credit. During February through May 2007, outstanding advances on the line of credit exceeded 50 percent of the accounts receivable borrowing base referred to above. As required by the agreement, our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the lender’s approval. In June 2007, the outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.
     We believe that the Fusion Capital financing and bank line of credit, together with the $7.0 million that we received in conjunction with our private placement with Frazier, should provide us with the capital resources that we need to reach the point where our operations will generate positive cash flows on a consistent basis. However, our cash needs are not entirely predictable and the future availability of funds from Fusion Capital and our bank is subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities and bank debt. As of March 31, 2008, the carrying values of our financial instruments approximated their fair values. Our practice is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.
     At March 31, 2008, $6.2 million of our cash is invested in a money market mutual fund (the Citi Institutional Liquid Reserves) which includes in its investment portfolio commercial paper, time deposits, certificates of deposits, bank notes, corporate bonds and notes and U.S. government agency securities. The fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the fund seeks to preserve the value of the investment at $1.00 per share, it is possible to lose our principal if the underlying securities suffer losses. At January 31, 2008, the fund reported that certain securities within the portfolio are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value (NAV) of $1.00, which represents the price at which investors buy (“bid price”) and sell (“redemption price”) fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can withdraw our finds at any time without restriction. We will monitor the value of the fund periodically for impairment.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our first fiscal quarter for 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in the Form 10-K that we filed on March 17, 2008.
     In the Form 10-K, we indicated that the SEC may decide to file civil charges against one or more former directors, in addition to the charges already filed against two former officers. On April 10, 2008, legal counsel representing one former director (who also served as Chairman of the Audit Committee during the relevant time period) notified us that they had received a letter from the SEC staff indicating that the SEC had decided not to bring charges against this former director. We now believe that the only individuals against whom the SEC will conduct legal proceedings going forward are the two former officers referred to in the Form 10-K, who have already been charged by both the SEC and the DOJ as described in the Form 10-K.
Item 1A. Risk Factors
     Please see our 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008, which includes a detailed discussion of our risk factors. There have been no material changes in our risk factors from those disclosed in the Form 10-K.
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

Date: May 7, 2008

EXHIBIT INDEX

Exhibit
No.		Description

2.1	(1)
Stock Purchase Agreement, dated January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.2	(2)	$1,425,000 Secured Convertible Promissory Note, dated February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1	(3)	Restated Certificate of Incorporation.

3.2	(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3	(3)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on September 25, 2000.

3.4	(4)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2007.

3.5	(5)	Amended and Restated Bylaws of the Company.

3.6	(6)	Amendment No. 1 to Amended and Restated Bylaws of the Company.

4.1	(7)	Form of Stock Certificate.

4.2	(8)	Form of Series A Warrant.

4.3	(8)	Form of Series B Warrant.

4.4	(9)
Rights Agreement, dated March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5	(10)	Amendment No. 1 to Rights Agreement, dated June 24, 2005, between the Company and U.S. Stock Transfer Corporation.

10.1	(11)	Amendment to Loan Documents, dated as of February 8, 2008, by and between Endocare, Inc. and Silicon Valley Bank.

10.2	(12)†	Third Amendment to Employment Agreement, dated February 28, 2008, between Craig T. Davenport and Endocare, Inc.

10.3	(12)†	Summary Description of 2008 MICP.

31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 8-K filed on August 21, 2007.

(5)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 5, 2008.

(7)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(8)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(9)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(10)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(11)	Previously filed as an exhibit to our Form 8-K filed on February 11, 2008.

(12)	Previously filed as an exhibit to our Form 8-K filed on March 5, 2008.