Form 10-Q
period 2008-06-30
ENDOCARE INC
filed 2008-08-07
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at June 30, 2008 was 11,806,029.

Endocare, Inc. and Subsidiary

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenues	$7,930	$7,901	$16,073	$15,447

Costs and expenses:
Cost of revenues	2,347	2,713	4,852	5,335
Research and development	570	621	1,138	1,236
Selling and marketing	3,869	4,099	7,697	7,862
General and administrative	3,243	2,845	6,283	6,674

Total costs and expenses	10,029	10,278	19,970	21,107

Loss from operations	(2,099)	(2,377)	(3,897)	(5,660)
Interest income, net	67	113	176	139

Net loss	$(2,032)	$(2,264)	$(3,721)	$(5,521)

Net loss per share – basic and diluted	$(0.17)	$(0.21)	$(0.32)	$(0.52)

Weighted average shares of common stock outstanding	11,802	10,916	11,794	10,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,804	$7,712
Accounts receivable, net	4,494	3,530
Inventories, net	3,286	3,022
Prepaid expenses and other current assets	520	2,081

Total current assets	13,104	16,345

Property and equipment, net	839	850
Intangibles, net	2,827	3,077
Investments and other assets	1,034	989

Total assets	$17,804	$21,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,028	$2,194
Accrued compensation	2,090	3,895
Other accrued liabilities	3,039	3,034
Loan payable	880	880
Obligations under capital lease – current portion	25	28

Total current liabilities	9,062	10,031

Deferred compensation	234	227
Obligations under capital lease – less current portion	75	84

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 11,806 and 11,762 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	12	12
Additional paid-in capital	201,898	200,663
Accumulated deficit	(193,477)	(189,756)

Total stockholders’ equity	8,433	10,919

Total liabilities and stockholders’ equity	$17,804	$21,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,721)	$(5,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	503	613
Loss on sale of placement units and other fixed assets	—	52
Extinguishment of payroll tax liabilities	—	(121)
Stock-based compensation	1,426	1,576

Changes in operating assets and liabilities:
Accounts receivable	(964)	(918)
Inventories	(459)	(407)
Prepaid expenses and other assets	(44)	516
Accounts payable	832	(7)
Accrued compensation	(1,797)	79
Other liabilities	(9)	(95)

Net cash used in operating activities	(4,233)	(4,233)

Cash flows from investing activities:
Collection of note receivable	1,560	—
Purchases of property and equipment	(48)	(56)

Net cash provided by (used in) investing activities	1,512	(56)

Cash flows from financing activities:
Payments under capital lease obligation	(12)	—
Net borrowings on line of credit	—	1,123
Payroll tax on issuance of restricted stock	(175)	—
Proceeds from sale of common stock	—	8,600

Net cash (used in) provided by financing activities	(187)	9,723

Net (decrease) increase in cash and cash equivalents	(2,908)	5,434
Cash and cash equivalents, beginning of period	7,712	1,811

Cash and cash equivalents, end of period	$4,804	$7,245

Non-cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$248	$174
Transfer of Cryocare Surgical Systems from property and equipment to inventory for sale	$54	$105
Adoption of FSP 00-19-2:
Reduction of retained earnings	$—	$4,373
Increase in additional paid-in capital	—	5,680
Reduction of common stock warrant liability	—	1,307
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2008, we had an accumulated deficit of $193.5 million and cash and cash equivalents of $4.8 million. $0.9 million of the cash balance is borrowed under our line of credit, which is payable on a current basis. During 2007, we also received $1.6 million and $7.0 million from the sale of our common shares to Fusion Capital Fund II, LLC (Fusion Capital) and Frazier Healthcare V, L.P. (Frazier), respectively, as more fully described below. We do not expect to reach cash flow positive operations on an annual basis in 2008, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions.
     Although in July 2006 we resolved the investigations by the SEC and the Department of Justice (DOJ) of our historical accounting and financial reporting (see Note 9 – “Commitments and Contingencies”), we still have obligations to indemnify and advance the legal fees of our former officers in connection with the ongoing legal proceedings related to them. The amounts we pay under these obligations could have a material adverse effect on our business, financial condition, results of operations and liquidity. For the six months ended June 30, 2008, we incurred expenses of $1.2 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.1 million. As of March 31, 2008, we had exhausted the remaining reimbursement available under this insurance coverage.
     We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.2 million. The amount was fully accrued as of June 30, 2008. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
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
     Our sources of funding include a $4.0 million credit facility with Silicon Valley Bank that expires in February 2009 and a $16.0 million common stock purchase agreement with Fusion Capital under which an additional $1.4 million in funding may be available prior to its expiration on November 6, 2008 as discussed in Note 4 — “Private Placement of Common Stock and Warrants.” On May 24, 2007, we sold 1,085,271 shares of our common stock to Frazier at a price per share of $6.45, for aggregate proceeds of $7.0 million.
     We expect to use existing cash reserves, working capital through the sale of our products, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts.
     Our cash needs are not entirely predictable and the future availability of funds from Fusion Capital and our bank is subject to many conditions, including the subjective acceleration clause and other provisions that are predicated on events not within our control. We are limited to amount of stock we can sell to Fusion Capital each time. Our agreement with Fusion Capital contains default provisions and does not allow us to sell shares to Fusion Capital on any date on which the purchase price would be less than $3.00. The extent of funds available from Fusion Capital also depends on the prevailing market price of our common shares. We cannot access the bank credit line if we fail to comply with all covenants and borrowing conditions. Although we are in compliance with the conditions and covenants under the Fusion Capital agreement and bank credit facility as of June 30, 2008, there is no assurance that we will be able to comply with all requirements in future periods, that we can obtain a waiver if an event of default occurs or that the lender will not exercise the subject acceleration clause. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis. In light of the investments required to fund the growth initiatives described below in Part I, Item 2, “Management’s Discussion and Analysis,” as well as the ongoing legal proceedings referred to below in Part II, Item 1A, “Risk Factors,” we continue to assess the adequacy of our capital resources and may use both existing and new sources of capital to finance the growth of the business. Should the financing be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Fusion Capital Equity Purchase Agreement
     On October 25, 2006, we entered into a common stock purchase agreement with Fusion Capital as described above under Note 3 – “Recent Operating Results and Liquidity.” Under this agreement we have the right to sell to Fusion Capital up to $16.0 million worth of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale, without any fixed discount. Common stock may be sold in $100,000 increments every fourth business day, with additional $150,000 increments available every third business day if the market price per share of our common stock is $4.50 or higher, subject to our ability to comply with certain ongoing requirements discussed below. This $150,000 increment can be further increased at graduated levels up to $1.0 million if the market price per share increases from $4.50 to $18.00. Our agreement with Fusion Capital does not allow us to sell shares to Fusion Capital on any date on which the purchase price would be less than $3.00. Under the terms of the agreement, we issued 157,985 shares of common stock to Fusion Capital in 2006 for no consideration as a commitment fee.
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
     We have authorized 2,666,666 shares for sale under the stock purchase agreement. Through June 30, 2008, we had sold 293,397 shares to Fusion Capital for gross proceeds of $1.6 million. We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement. The most recent sale occurred in May 2007. If we recommenced sales to Fusion Capital in mid-August 2008 and our stock price were above $3.00 per share but less than $4.50 per share, the maximum proceeds available under the Fusion Capital agreement if we sell $100,000 in shares every fourth business day through the expiration date of the agreement on November 6, 2008, would be approximately $1.4 million.
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
     The warrants have an anti-dilution clause that is triggered upon issuance of a certain number of shares of our common stock that reduces the effective exercise price of the warrants to preserve the ownership of the warrant holders. As a result of our May 2007 private placement and the issuance of shares to Fusion Capital through June 30, 2008, the exercise price of the Series A Warrants decreased to $10.02 to effectively provide holders the right to purchase an additional 31,667 shares and the exercise price of the Series B Warrants decreased to $11.37 to effectively provide holders the right to purchase an additional 37,191 shares.

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
     Pursuant to the terms of the registration rights agreement relating to the March 2005 financing, we filed with the SEC a registration statement on Form S-2 under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock originally underlying the issued warrants. The Form S-2 registration statement was declared effective September 28, 2005. We subsequently filed a post-effective amendment on Form S-3, which was declared effective March 28, 2006, a post-effective amendment on Form S-1, which was declared effective March 30, 2007 and a post-effective amendment on Form S-3, which was declared effective April 18, 2008.
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
     The credit facility permits the borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory, but availability of funds is ultimately subject to the good faith business judgment of the Lender. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all accounts receivable collections which are held in trust for the Lender. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on the effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility. A termination fee will also be assessed if the credit facility is terminated prior to expiration. As of June 30, 2008 and December 31, 2007, there was $0.9 million outstanding on the line of credit.
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
     The agreement governing the credit facility contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the Lender. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the Lender to which all collections are deposited. Under the subjective acceleration clause, the Lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the Lender against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal to or greater than the sum of a base amount ($1,000 as of June 30, 2008) plus 25 percent of all consideration received from issuing equity securities and subordinated debt and 25 percent of positive consolidated net income in each quarter.
     As of December 31, 2007 and June 30, 2008, we were in compliance with all covenants. During February through May 2007, the outstanding advances exceeded 50 percent of the receivable borrowing base referred to above. As required by the agreement, our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the Lender’s approval. The daily borrowings and repayments have been presented on a net basis in the condensed consolidated statements of cash flows. In June 2007, outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.
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

7. Stock-Based Compensation
     Our equity incentive programs include stock options, restricted stock units and deferred stock units. Some awards vest based on continuous service while others vest or vest on an accelerated basis based on performance conditions, such as profitability and sales goals. We account for equity awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors.
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
     Total stock-based compensation expense recorded in the three and six months ended June 30, 2008 is $0.7 million and $1.4 million, respectively. Total stock-based compensation expense recorded in the three and six months ended June 30, 2007 is $0.8 million and $1.6 million, respectively. These amounts are primarily included in selling and marketing and general and administrative expenses.
8. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.
     The following is a summary of inventories:

	June 30,	December 31,
	2008	2007
Raw materials	$1,927	$2,331
Work in process	428	227
Finished goods	1,210	958

Total inventories	3,565	3,516
Less: inventory reserve	(279)	(494)

Inventories, net	$3,286	$3,022

9. Commitments and Contingencies
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
10. Income Taxes
     We reported no income tax expense during the six months ended June 30, 2008 and 2007 due to our operating losses. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of June 30, 2008 and December 31, 2007.
     On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). As of the adoption date and at June 30, 2008, we had no unrecognized tax benefits and do not expect a material change in the next 12 months.
     We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
11. Fair Value Measurement
     We adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), effective January 1, 2008, for our financial assets and liabilities. The FASB delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

     SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
     The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify our money market funds as Level 1 assets. As of June 30, 2008, we had $4.8 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly. We do not hold any Level 2 instruments. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. We do not hold any Level 3 instruments.
     During the three and six months ended June 30, 2008, there were no re-measurements to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. The adoption of SFAS No.157 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     On January 1, 2008, we also adopted the provision of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. We have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles (GAAP).
12. Results of Operations
     Revenues and cost of revenues related to the following products and services for the periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Cryoablation disposable products	$5,593	$5,417	$11,510	$10,620
Cryocare Surgical Systems	465	521	897	998

	6,058	5,938	12,407	11,618

Cryoablation procedure fees	1,746	1,746	3,436	3,488
Cardiac royalties	124	102	237	192
Other	2	115	(7)	149

	$7,930	$7,901	$16,073	$15,447

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,226	$2,353	$4,585	$4,746
Cryocare Surgical Systems	121	360	267	589

	$2,347	$2,713	$4,852	$5,335

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
13. Recent Accounting Pronouncements

     In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements to jointly develop, manufacture, distribute and market a product whereby the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 31, 2008, which will be our fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative agreements existing as of the effective date. We have not yet evaluated the potential impact of adopting EITF No. 07-1 on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires companies to recognize all the assets acquired and liabilities assumed in a business combination and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and re-measuring and writing down these assets, if necessary, in subsequent periods during their development. SFAS No. 141(R) will also impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, indemnification assets, and tax benefits. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS No. 160 regarding noncontrolling interests shall be applied retrospectively. We are evaluating the future impacts and disclosures of these standards.
     In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which the cost of a recognized intangible asset is amortized under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. We are evaluating the impact of the FSP on our results of operations, financial condition or liquidity.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Estimated domestic cryoablation procedures	2,292	2,435	4,860	4,750

Number of cryoprobes sold:
Straight probes	9,074	10,131	19,357	19,895
Right-angle probes	2,054	1,626	3,974	3,073

Total	11,128	11,757	23,331	22,968

     The number of cryoprobes sold represents the domestic sales of cryoprobes during the periods presented. Straight probes are typically, although not always, used in prostate procedures and right-angle probes are typically used in procedures other than prostate procedures.
     We recently conducted a thorough review of our year-to-date 2008 performance, including the number and types of cases performed by each of our physician customers. This review suggested that urology prostate cancer cases were impacted primarily by the emergence of robotic prostatectomy and intensity modulated radiation therapy (IMRT). In the financial results press release that we issued on August 6, 2008, we announced a number of initiatives to help us regain the growth that we have demonstrated in the past. The initiatives include programs intended to impact the number of new physicians trained, increase revenues from our existing customers and communicate directly and more broadly with patients to educate them about the significant benefits of cryoablation. The programs include additional new urology sales personnel, significantly enhanced patient outreach and advertising and programs that assist our existing physician customers in reaching more patients through community-based marketing. An important element of these programs is an increased emphasis on focal cryoablation, since we believe that this is an area where we have a potentially substantial competitive advantage.
Results of Operations
     Revenues and costs of revenues related to the following products and services for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Cryoablation disposable products	$5,593	$5,417	$11,510	$10,620
Cryocare Surgical Systems	465	521	897	998

	6,058	5,938	12,407	11,618

Cryoablation procedure fees	1,746	1,746	3,436	3,488
Cardiac royalties	124	102	237	192
Other	2	115	(7)	149

	$7,930	$7,901	$16,073	$15,447

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,226	$2,353	$4,585	$4,746
Cryocare Surgical Systems	121	360	267	589

	$2,347	$2,713	$4,852	$5,335

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
     Costs of revenues consist of fixed and variable costs incurred in the manufacture of our products in addition to depreciation of Cryocare Surgical Systems placed in the field with customers under our placement program or with our sales and service personnel. We incur an additional cost of revenues in the form of a fee for equipment usage and other services when a procedure is performed on a system owned by an unrelated third-party service provider. The fee paid to the third-party service provider is charged to costs of revenues when the procedure is performed and billed.
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
     We account for equity awards to employees and non-employee directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R). As of June 30, 2008, there was $1.3 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 0.9 year less any stock options forfeited prior to vesting. Unrecognized compensation for restricted stock units was $1.8 million as of June 30, 2008 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 1.4 years. Compensation costs related to restricted stock units is recorded over the service period (2007 through 2009) if it is probable the performance conditions (profitability and sales goals) will be satisfied. Stock-based compensation expense recorded in the three months ended June 30, 2008 and 2007 was $0.7 million and $0.8 million, respectively. Stock-based compensation expense recorded in the six months ended June 30, 2008 and 2007 was $1.4 million and $1.6 million, respectively.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenues

	Three Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Cryoablation disposable products	$5,593	$5,417	$176	3.2%
Cryocare Surgical Systems	465	521	(56)	(10.7)%

	6,058	5,938	120	2.0%
Cryoablation procedure fees	1,746	1,746	—	0.0%
Cardiac royalties	124	102	22	21.6%
Other	2	115	(113)	(98.3)%

	$7,930	$7,901	$29	0.4%

     The number of cryoprobes sold during the three months ended June 30, 2008 decreased by approximately 5.4 percent to 11,128 compared to 11,757 probes sold during this same period in 2007. The reduction in revenue was offset by higher average sales price of probes sold and used in procedures, which increased 7.7% during the three months ended June 30, 2008 compared to this same period in 2007. This is largely caused by annual price increases implemented in the second quarter as well as migration to higher priced probes. Sales of straight probes, which are typically, although not always, used in prostate cancer procedures decreased 10.4 percent and right-angle probes, which are typically used in procedures other than prostate cancer procedures, increased 26.3 percent.

     Revenues from sales of Cryocare Surgical Systems decreased as a result of fewer sales of such systems in domestic markets. Cardiac royalty revenues increased for the three months ended June 30, 2008 over the same period in 2007 due to increased sales by the licensee. Other revenues decreased due to a one-time non-refundable payment received under a term sheet with a collaboration partner in 2007. The term sheet was subsequently terminated without the parties reaching a definitive agreement.
Cost of Revenues

	Three Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change
Cost of revenues	$2,347	$2,713	$(366)
Percent of revenues	29.6%	34.3%
     Costs of revenues declined due to decreases in materials, labor and overhead costs, as well as reduced sales of Cryocare Surgical Systems domestically.
Gross Profit and Gross Margin

	Three Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change
Cryoablation disposable products and procedure fees	$5,113	$4,810	$303
Cryocare surgical systems	344	161	183
Cardiac royalties and other	126	217	(91)

	$5,583	$5,188	$395

	Three Months Ended		Percentage
	June 30,		Point
(percent of revenues)	2008	2007	Change
Cryoablation disposable products and procedure fees	64.5%	60.9%	3.6%
Cryocare Surgical Systems	4.3%	2.0%	2.3%
Cardiac royalties	1.6%	2.8%	(1.2)%

	70.4%	65.7%	4.7%

     The positive trend in gross margins (gross profit as a percentage of revenues) was related to continued reductions in manufacturing costs for our cryoablation disposable products and surgical systems, while increasing efficiencies in production. In addition, gross margins were negatively affected during the three months ended June 30, 2007 by transactions where we allowed certain customers to upgrade to our Cryocare CS System from a previous generation of our Cryocare Surgical System with nominal additional payment, resulting in a net loss of $0.1 million.
Research and Development Expenses

	Three Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Research and development expenses	$570	$621	$(51)	(8.2)%
Percent of total revenues	7.2%	7.9%

     This decrease is primarily attributable to a concerted effort to maintain operating expenses at minimum levels and yet support our growth goals to the greatest extent. Expenses related to clinical studies for the three months ended June 30, 2008 have remained consistent with the same period last year. In both 2007 and 2008, we have focused a significant portion of our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage.
Selling and Marketing Expenses

	Three Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Selling and marketing expenses	$3,869	$4,099	$(230)	(5.6)%
Percent of total revenues	48.8%	51.9%
     This decrease is mainly due to reductions in compensation related costs, as well as an overall effort to maintain operating expenses at minimum levels and yet support our growth goals to the greatest extent. Included in selling and marketing expenses for the three months ended June 30, 2008 and 2007 were $0.2 million and $0.1 million in non-cash stock-based compensation expenses related to stock options, deferred stock units and restricted stock units.
General and Administrative Expenses

	Three Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
General and administrative expenses	$3,243	$2,845	$398	14.0%
Percent of total revenues	40.9%	36.0%
     This increase is mainly due to higher legal fees during the three months ended June 30, 2008 in the amount of $0.8 million. Legal fees, mostly related to the legal proceedings of our former CEO and former CFO, have risen from approximately $0.2 million to $1.0 million, net of insurance recoveries. Included in this increase was the impact in 2008 of a reduction of our directors’ and officers’ insurance recoveries in the amount of $0.3 million, which has the impact of increasing our net legal expenses. As of March 31, 2008 we have exhausted all remaining available coverage related to these matters. We now fund the cost of our obligation to indemnify and to advance legal fees to our former CEO and former CFO from our cash reserves. This increase was partially offset by reductions in compensation related costs in the amount of $0.3 million. Total stock-based compensation expense included in general and administrative expenses related to stock options, deferred stock units and restricted stock units for each of the three months ended June 30, 2008 and June 30, 2007 was $0.5 million and $0.6 million, respectively.
Interest Income, Net

	Three Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Interest income, net	$67	$113	$(46)	(40.7)%
Percent of total revenues	0.8%	1.4%
     Interest income, net in the 2008 and 2007 periods includes interest income earned from the investment of our cash balances, as well as interest expense related to our line of credit. Interest income decreased in 2008 due to higher cash balances in the second quarter of 2007 resulting from our May 2007 private placement.

Net Loss

	Three Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Net loss	$(2,032)	$(2,264)	$(232)	(10.2)%
Percent of total revenues	(25.6)%	(28.7)%
     Net loss for the three months ended June 30, 2008 was $0.17 per basic and diluted share on 11.8 million weighted average shares outstanding, compared to a net loss of $0.21 per basic and diluted share on 10.9 million weighted average shares outstanding during the same period in 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenues

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Cryoablation disposable products	$11,510	$10,620	$890	8.4%
Cryocare Surgical Systems	897	998	(101)	(10.1)%

	12,407	11,618	789	6.8%
Cryoablation procedure fees	3,436	3,488	(52)	(1.5)%
Cardiac royalties	237	192	45	23.4%
Other	(7)	149	(156)	(104.7)%

	$16,073	$15,447	$626	4.1%

     The number of cryoprobes sold during the six months ended June 30, 2008 increased by approximately 1.6 percent to 23,331 compared to 22,968 probes sold during this same period in 2007. The reduction in revenue was offset by higher average sales price of probes sold and used in procedures, which increased 4.8% during the six months ended June 30, 2008 compared to this same period in 2007. This is largely caused by annual price increases implemented in the second quarter as well as migration to higher priced probes. Sales of straight probes, which are typically, although not always, used in prostate cancer procedures decreased 2.7 percent and right-angle probes, which are typically used in procedures other than prostate cancer procedures, increased 29.3 percent.
     Revenues from sales of Cryocare Surgical Systems decreased as a result of fewer sales of such systems in domestic markets. Cardiac royalty revenues increased for the six months ended June 30, 2008 over the same period in 2007 due to increased sales by the licensee. Other revenues decreased due to a one-time non-refundable payment received under a term sheet with a collaboration partner in 2007. The term sheet was subsequently terminated without the parties reaching a definitive agreement.
Cost of Revenues

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change
Cost of revenues	$4,852	$5,335	$(483)
Percent of revenues	30.2%	34.5%
     Costs of revenues declined due to decreases in materials, labor and overhead costs, as well as reduced sales of Cryocare Surgical Systems domestically. In addition, this decrease is attributed to a slight change in the mix of our revenues from those where we are responsible for providing cryoablation services to solely selling cryoablation disposable products. This mix shift led to a decrease in the number of cases for which we paid fees to third-party service providers.

Gross Profit and Gross Margin

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change
Cryoablation disposable products and procedure fees	$10,361	$9,362	$999
Cryocare surgical systems	630	409	221
Cardiac royalties and other	230	341	(111)

	$11,221	$10,112	$1,109

	Six Months Ended		Percentage
	June 30,		Point
(percent of revenues)	2008	2007	Change
Cryoablation disposable products and procedure fees	64.5%	60.6%	3.9%
Cryocare Surgical Systems	3.9%	2.7%	1.2%
Cardiac royalties	1.4%	2.2%	(0.8)%

	69.8%	65.5%	4.3%

     The positive trend in gross margins (gross profit as a percentage of revenues) was partially related to our continual shift from procedures where we bear responsibility for the service element of the procedure to those where we solely sell our cryoablation disposable products. Sales of cryoablation disposable products yield a higher gross margin than procedures performed by third party subcontractors. We also have continued to reduce manufacturing costs for our cryoablation disposable products and surgical systems, while increasing efficiencies in production. In addition, gross margins were negatively affected during the six months ended June 30, 2007 by transactions where we allowed certain customers to upgrade to our Cryocare CS System from a previous generation of our Cryocare Surgical System with nominal additional payment, resulting in a net loss of $0.2 million.
Research and Development Expenses

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Research and development expenses	$1,138	$1,236	$(98)	(7.9)%
Percent of total revenues	7.1%	8.0%
     This slight decrease is primarily attributable to a concerted effort to maintain operating expenses at minimum levels and yet support our growth goals to the greatest extent. Expenses related to clinical studies for the six months ended June 30, 2008 have remained consistent with the same period last year. In both 2007 and 2008, we have focused a significant portion of our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage.
Selling and Marketing Expenses

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Selling and marketing expenses	$7,697	$7,862	$(165)	(2.1)%
Percent of total revenues	47.9%	50.9%

     This slight decrease is mainly due to reductions in compensation related costs in the amount of $0.1 million. In addition, this decrease is attributed to an overall effort to maintain operating expenses at minimum levels and yet support our growth goals to the greatest extent. Slightly offsetting general expense reductions is increased participation in trade shows during the six months ended June 30, 2008 compared to the same period last year, which resulted in an expense increase of approximately $0.1 million. Included in selling and marketing expenses for the six months ended June 30, 2008 and 2007 were $0.4 million and $0.3 million in non-cash stock-based compensation expenses related to stock options, deferred stock units and restricted stock units.
General and Administrative Expenses

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
General and administrative expenses	$6,283	$6,674	$(391)	(5.9)%
Percent of total revenues	39.1%	43.2%
     This decrease is mainly due to reductions in compensation related costs in the amount of $0.5 million. In addition, accounting fees have decreased by $0.4 million during the six months ended June 30, 2008. Offsetting these decreases is an increase in legal fees, mostly related to the legal proceedings of our former CEO and former CFO, from approximately $1.0 million to $1.4 million, net of insurance recoveries. While gross legal fees decreased $0.2 million from the 2007 period, directors’ and officers’ insurance recoveries in the 2008 period also decreased $0.6 million, which has the impact of increasing our net legal expenses. As of March 31, 2008 we have exhausted all remaining available coverage related to these matters. We now fund the cost of our obligation to indemnify and to advance legal fees to our former CEO and former CFO from our cash reserves. Also, during 2007, we recovered previously unbilled sales and use taxes from liable customers in the amount of $0.2 million, which did not recur in 2008. Total stock-based compensation expense included in general and administrative expenses related to stock options, deferred stock units and restricted stock units for each of the six months ended June 30, 2008 and June 30, 2007 was $0.9 million and $1.2 million, respectively.
Interest Income, Net

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Interest income, net	$176	$139	$37	26.6%
Percent of total revenues	1.1%	0.9%
     Interest income, net in the 2008 and 2007 periods includes interest income earned from the investment of our cash balances, as well as interest expense related to our line of credit. Interest expense paid on our line of credit decreased due to reduced borrowings for the six months ended June 30, 2008 compared to the same period in 2007. Interest income also increased due to higher cash balances resulting from our May 2007 private placement.
Net Loss

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Net loss	$(3,721)	$(5,521)	$(1,800)	(32.6)%
Percent of total revenues	(23.2)%	(35.7)%
     Net loss for the six months ended June 30, 2008 was $0.32 per basic and diluted share on 11.8 million weighted average shares outstanding, compared to a net loss of $0.52 per basic and diluted share on 10.6 million weighted average shares outstanding during the same period in 2007.

Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of June 30, 2008, we had an accumulated deficit of $193.5 million and cash and cash equivalents of $4.8 million. We do not expect to reach cash flow positive operations for the 2008 year, and we expect to continue to generate losses from operations for the foreseeable future.
     In July 2006, we resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see Note 9 – “Commitments and Contingencies” in the footnotes to the condensed consolidated financial statements). However, we still have obligations to indemnify and advance the legal fees of our former officers in connection with the ongoing legal proceedings related to them. The amounts we pay under these obligations could have a material adverse effect on our business, financial condition, results of operations and liquidity. For the six months ended June 30, 2008, we incurred expenses of $1.2 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.1 million. As of March 31, 2008, we had exhausted the remaining reimbursement available under this insurance coverage.
     We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.2 million. The amount was fully accrued as of June 30, 2008. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
     As discussed in Note 4 — “Private Placement of Common Stock and Warrants” in the notes to the condensed consolidated financial statements, on October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (Fusion Capital), which gives us the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period. As long as our share price exceeds $3.00, we can sell common stock to Fusion Capital in $100,000 increments every fourth business day, with additional increments available if the market price per share of our common stock is $4.50 or higher. We have authorized 2,666,666 shares for sale under the stock purchase agreement. Through June 30, 2008 we have sold 293,397 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. The most recent sale occurred in May 2007. Our agreement with Fusion Capital expires on November 6, 2008. If we recommenced sales to Fusion Capital in mid-August 2008 and our stock price were above $3.00 per share but less than $4.50 per share, the maximum funding available under the Fusion Capital agreement if we sell $100,000 in shares every fourth business day through the expiration date, would be approximately $1.4 million, We are obligated to pay a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement.
     On May 24, 2007, we sold 1,085,271 shares of our common stock to Frazier Healthcare V, L.P. (Frazier) at a price per share of $6.45, for aggregate proceeds of $7.0 million.
     During the three months ended December 31, 2007, we also received $1.1 million in proceeds from the exercise of options by a former officer for 166,667 shares of common stock at $6.75 per share.
     We expect to use existing cash reserves, working capital through the sale of our products, as well as future proceeds from sales, if any, of common stock to Fusion Capital, to finance our projected operating and cash flow needs, along with continued expense management efforts. In addition, we may borrow funds under our line of credit with our bank as long as we remain in compliance with the representations, warranties, covenants and borrowing conditions set forth in the agreements governing the line of credit. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. The line of credit, as amended, expires on February 26, 2009. As of June 30, 2008, we were in compliance with all covenants and had $0.9 million outstanding on the line of credit. During February through May 2007, outstanding advances on the line of credit exceeded 50 percent of the accounts receivable borrowing base referred to above. As required by the agreement, our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the lender’s approval. In June 2007, the outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.

     Our cash needs are not entirely predictable and the future availability of funds from Fusion Capital and our bank is subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis. In light of the investments required to fund the growth initiatives described above, as well as the ongoing legal proceedings referred to below in Part II, Item 1A, “Risk Factors,” we continue to assess the adequacy of our capital resources and may use both existing and new sources of capital to finance the growth of the business. Should the financing be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities and bank debt. As of June 30, 2008, the carrying values of our financial instruments approximated their fair values. Our practice is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.
     At June 30, 2008, $4.8 million of our cash is invested in a money market mutual fund (the Citi Institutional Liquid Reserves) which includes in its investment portfolio commercial paper, time deposits, certificates of deposits, bank notes, corporate bonds and notes and U.S. government agency securities. The fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although the fund seeks to preserve the value of the investment at $1.00 per share, it is possible to lose our principal if the underlying securities suffer losses. At June 30, 2008, the fund reported that certain securities within the portfolio are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value (NAV) of $1.00, which represents the price at which investors buy (“bid price”) and sell (“redemption price”) fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can withdraw our finds at any time without restriction. We will monitor the value of the fund periodically for impairment.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our second fiscal quarter for 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to the legal proceedings described in Part I, Item 3, in the Form 10-K that we filed on March 17, 2008 and in Part II, Item 1 of the Form 10-Q that we filed on May 7, 2008. There have been no new reportable legal proceedings or material developments since the prior quarter.
Item 1A.  Risk Factors
     Please see our 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008, which includes a detailed discussion of our risk factors. There have been no material changes in our risk factors from those disclosed in the Form 10-K, except for updating the two risk factors set forth below.
We may require additional financing in the future to sustain our operations and without it we may not be able to continue operations.
     We had an operating cash flow deficit of $4.6 million, $13.6 million and $14.7 million for the years ended December 31, 2007, 2006 and 2005. We have an operating cash flow deficit of $4.2 million for the six months ended June 30, 2008. As of June 30, 2008, we had cash and cash equivalents of $4.8 million.
     On May 25, 2007, we sold $7.0 million in stock to Frazier Healthcare V, L.P. (Frazier). In addition, as of June 30, 2008, we had sold $1.6 million in stock under our $16.0 million common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion Capital). The most recent sale occurred in May 2007.
     The availability of funds under our common stock purchase agreement with Fusion Capital and our credit agreement with Silicon Valley Bank is subject to many conditions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee that these capital resources will be available or will be sufficient to fund our ongoing operations.
     We only have the right to receive $100,000 every four business days under the agreement with Fusion Capital unless our stock price equals or exceeds $4.50, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Our agreement with Fusion Capital does not allow us to sell shares to Fusion Capital on any date on which the purchase price would be less than $3.00.
     Our agreement with Fusion Capital expires on November 6, 2008. If we recommenced sales to Fusion Capital in mid-August 2008 and our stock price were above $3.00 per share but less than $4.50 per share, the maximum funding available under the Fusion Capital agreement if we sell $100,000 in common shares every fourth business day through the expiration date would be approximately $1.4 million.
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
     The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. In light of the investments required to fund the growth initiatives described above in Part I, Item 2, “Management’s Discussion and Analysis,” as well as the ongoing legal proceedings referred to below in the following risk factor, we continue to assess the adequacy of our capital resources and may use both existing and new sources of capital to finance the growth of the business. Should the financing be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may incur significant expenses in the future as a result of our obligation to pay legal fees for and otherwise indemnify former officers.
     As described under Part I, Item 3, “Legal Proceedings,” in the Form 10-K that we filed on March 17, 2008, two former officers have been indicted on multiple felony counts and the SEC also has filed civil fraud charges against them. The criminal trial for these former officers is currently scheduled to begin on September 30, 2008. We are contractually obligated to pay legal fees for and otherwise indemnify these former officers. We may incur significant expenses in the future as a result of these obligations. The amount of these expenses is unpredictable and outside of our control and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on Thursday, May 15, 2008. Our stockholders approved the following matters at the Annual Meeting by the votes indicated:
     1. The stockholders elected the following six directors to our Board of Directors to serve until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	Number of Shares
	For	Abstain
John R. Daniels, M.D.	10,360,215	99,021
Craig T. Davenport	10,368,316	90,920
David L. Goldsmith	10,343,483	115,753
Eric S. Kentor	10,360,381	98,855
Terrence A. Noonan	10,368,250	90,986
Thomas R. Testman	10,368,515	90,721
     2. The stockholders ratified the selection of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2008:

Number of Shares
For	10,422,382
Against	36,621
Abstain	233
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
Michael R. Rodriguez
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2008

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Stock Purchase Agreement, dated January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.2(2)	$1,425,000 Secured Convertible Promissory Note, dated February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1(3)	Restated Certificate of Incorporation.

3.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(3)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on September 25, 2000.

3.4(4)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2007.

3.5(5)	Amended and Restated Bylaws of the Company.

3.6(6)	Amendment No. 1 to Amended and Restated Bylaws of the Company.

4.1(7)	Form of Stock Certificate.

4.2(8)	Form of Series A Warrant.

4.3(8)	Form of Series B Warrant.

4.4(9)	Rights Agreement, dated March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(10)	Amendment No. 1 to Rights Agreement, dated June 24, 2005, between the Company and U.S. Stock Transfer Corporation.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Craig T. Davenport.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 8-K filed on August 21, 2007.

(5)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 5, 2008.

(7)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(8)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(9)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(10)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.