Form 10-Q
period 2008-09-30
ENDOCARE INC
filed 2008-11-10
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at September 30, 2008 was 11,811,451.

Endocare, Inc. and Subsidiary

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenues	$7,599	$7,326	$23,672	$22,773
Costs and expenses:
Cost of revenues	2,275	2,171	7,127	7,506
Research and development	626	699	1,765	1,935
Selling and marketing	3,423	3,500	11,120	11,362
General and administrative	2,951	2,881	9,234	9,556
Gain on recovery of note receivable	(750)	—	(750)	—
Litigation settlement, net of related legal expenses	—	(677)	—	(677)

Total costs and expenses	8,525	8,574	$28,496	29,682

Loss from operations	(926)	(1,248)	(4,824)	(6,909)
Interest income, net	5	264	181	402

Net loss	$(921)	$(984)	$(4,643)	$(6,507)

Net loss per share — basic and diluted	$(0.08)	$(0.08)	$(0.39)	$(0.59)

Weighted average shares of common stock outstanding	11,972	11,595	11,854	10,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,346	$7,712
Accounts receivable, net	3,579	3,530
Inventories, net	3,108	3,022
Prepaid expenses and other current assets	597	2,081

Total current assets	12,630	16,345

Property and equipment, net	724	850
Intangibles, net	2,701	3,077
Investments and other assets	993	989

Total assets	$17,048	$21,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,042	$2,194
Accrued compensation	2,111	3,895
Other accrued liabilities	2,931	3,034
Loan payable	880	880
Obligations under capital lease — current portion	26	28

Total current liabilities	9,990	10,031

Deferred compensation	120	227
Obligations under capital lease — less current portion	69	84

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 11,811 and 11,762 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	12	12
Additional paid-in capital	201,256	200,663
Accumulated deficit	(194,399)	(189,756)

Total stockholders’ equity	6,869	10,919

Total liabilities and stockholders’ equity	$17,048	$21,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,643)	$(6,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of Plethora note receivable	—	(442)
Gain on recovery of note receivable	(750)	—
Inventory reserve	238	(37)
Depreciation and amortization	752	874
Loss on sale of placement units and other fixed assets	—	52
Extinguishment of payroll tax liabilities	—	(121)
Stock-based compensation	810	2,949
Changes in operating assets and liabilities:
Accounts receivable	(49)	581
Inventories	(492)	(575)
Prepaid expenses and other assets	(123)	731
Litigation settlement receivable, net of related legal expenses payable	—	(677)
Accounts payable	1,849	(640)
Accrued compensation	(1,891)	427
Other liabilities	(117)	(261)

Net cash used in operating activities	(4,416)	(3,646)

Cash flows from investing activities:
Collection of notes receivable	1,601	—
Proceeds from recovery of note receivable	750
Purchases of property and equipment	(81)	(76)

Net cash provided by (used in) investing activities	2,270	(76)

Cash flows from financing activities:
Payments under capital lease obligation	(18)	—
Net borrowings on line of credit	—	880
Payroll tax on issuance of restricted stock	(202)	—
Proceeds from sale of common stock	—	8,600

Net cash (used in) provided by financing activities	(220)	9,480

Net (decrease) increase in cash and cash equivalents	(2,366)	5,758
Cash and cash equivalents, beginning of period	7,712	1,811

Cash and cash equivalents, end of period	$5,346	$7,569

Non-cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$270	$273
Transfer of Cryocare Surgical Systems from property and equipment to inventory for sale	$101	$103
Adoption of FSP 00-19-2:
Reduction of retained earnings	$—	$4,373
Increase in additional paid-in capital	—	5,680
Reduction of common stock warrant liability	—	1,307
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2008, we had an accumulated deficit of $194.4 million and cash and cash equivalents of $5.3 million. Net cash used in operations for the nine months ended September 30, 2008 and 2007 was $4.4 million and $3.6 million, respectively. In addition to working capital needs for our operations and our growth initiatives, we have also incurred significant expenditures under indemnification obligations for our former officers and directors and have large outstanding state and local tax liabilities, as further described below.
     We have historically funded our cash needs with borrowings and equity financings. Of our total cash and cash equivalents, $0.9 million is borrowed under a $4.0 million line of credit with Silicon Valley Bank, which expires in February 2009 and is payable on a current basis. During 2007, we also received $1.6 million and $7.0 million from the sale of our common stock to Fusion Capital Fund II, LLC (Fusion Capital) and Frazier Healthcare V, L.P. (Frazier), respectively, as more fully described in Note 4 — “Private Placement of Common Stock and Warrants.” As discussed in Note 6 -“Collection of Notes Receivable,” during 2008, we have also received one-time payments from collection of two notes receivable totaling $2.3 million.
     We do not expect to reach cash flow positive operations on an annual basis in 2008 or 2009, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions.
     Although we have incurred significant payments under our indemnification agreements with certain former officers and directors in the past, we have no continuing obligations in the future. In August and October 2008, we entered into agreements with our former CFO and former CEO, respectively, who were under investigation by the

SEC and the Department of Justice (DOJ), pursuant to which their indemnification agreements were terminated in exchange for our waiver of certain severance and legal fee reimbursement rights. As a result of these new agreements, we are no longer obligated to pay any future legal costs for these former officers. These former officers recently entered into plea agreements with the DOJ to resolve the criminal cases against them. For the nine months ended September 30, 2008, we incurred expenses of $1.9 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.1 million. As of March 31, 2008, we had exhausted the remaining reimbursement available under this insurance coverage. See Note 10 — “Commitments and Contingencies” for additional discussion.
     We face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.1 million. This amount was fully accrued as of September 30, 2008. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
     We also intend to continue investing in our sales and marketing efforts to physicians as well as the patients in order to raise awareness and gain further acceptance of our technology. This investment is required in order to increase physicians’ usage of our technology in the treatment of prostate and renal cancers, lung and liver cancers and palliative intervention (treatment of pain associated with metastases). Such costs will be reported as current period charges under generally accepted accounting principles.
     As previously announced, we continue to explore and evaluate potential strategic opportunities aimed at enhancing stockholder value and solidifying the long-term prospects of our cryoablation technology in the marketplace. During the three months ended September 30, 2008, we have incurred $0.9 million in relation to potential strategic transactions. These expenditures were recorded as general and administrative expenses as incurred since any potential transaction is not expected to occur until 2009, and these costs will be required to be expensed under Statement of Financial Accounting Standards (SFAS) No. 141 (R), Business Combinations.
     In the short term, we expect to use existing cash reserves and working capital through the sale of our products to finance our projected operating and cash flow needs, along with continued expense management efforts. However, our cash needs are not entirely predictable and the future availability of funds from our bank is subject to many conditions, including the subjective acceleration clause and other provisions that are predicated on events not within our control. We cannot access the bank credit facility if we fail to comply with all covenants and borrowing conditions. Although we are in compliance with the conditions and covenants under the bank credit facility as of September 30, 2008, there is no assurance that we will be able to comply with all requirements in future periods, that we can obtain a waiver if an event of default occurs or that the lender will not exercise the subject acceleration clause. Accordingly, we cannot guarantee the availability of the bank credit facility.
     We will continue to assess the adequacy of our capital resources and may use both existing and new sources of capital to finance the growth of the business. The Company expects that it will need to raise additional capital during 2009 to fund its ongoing operations. Should the financing be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
     Fusion Capital Equity Purchase Agreement
     On October 25, 2006, we entered into a common stock purchase agreement with Fusion Capital as described above under Note 3 — “Recent Operating Results and Liquidity.” Under this agreement we had the right to sell to Fusion Capital up to $16.0 million worth of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale, without any fixed discount. We could sell common stock in $100,000 increments every fourth business day, with additional increments available every third business day if the market price per share of our common stock was $4.50 or higher. Our agreement with Fusion Capital did not allow us to sell shares to Fusion Capital on any date on which the purchase price was less than $3.00. Under the terms of the agreement, we issued 157,985 shares of common stock to Fusion Capital in 2006 for no consideration as a commitment fee. Our agreement with Fusion Capital expired on November 6, 2008.
     Through September 30, 2008, we had sold 293,397 shares to Fusion Capital for gross proceeds of $1.6 million. The most recent sale occurred in May 2007 and no additional shares were issued after September 30, 2008 through the expiration date. We paid a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement.
March 2005 Private Placement
     On March 11, 2005, we completed a private placement of 1,878,448 shares of our common stock and detachable warrants to purchase 1,314,892 common shares at an offering price of $8.31 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. Of the total warrants, 657,446 had an initial exercise price of $10.50 (Series A warrants) per share and 657,446 had an initial exercise price of $12.00 (Series B warrants) per share. The expiration date of the warrants is May 1, 2010. Two former members of our management team made personal investments totaling $0.7 million in the aggregate, and a member of our Board of Directors invested $0.3 million.
     The warrants have an anti-dilution clause that is triggered upon issuance of a certain number of shares of our common stock that reduces the effective exercise price of the warrants to preserve the ownership of the warrant holders. As a result of our May 2007 private placement and the issuance of shares to Fusion Capital through September 30, 2008, the exercise price of the Series A Warrants decreased to $10.02 to effectively provide holders the right to purchase an additional 31,667 shares and the exercise price of the Series B Warrants decreased to $11.37 to effectively provide holders the right to purchase an additional 37,191 shares.
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
5. Bank Line of Credit
     As described above in Note 3 — “Recent Operating Results and Liquidity,” on October 26, 2005, we entered into a one-year credit facility with Silicon Valley Bank (the Lender), which provided up to $4.0 million in borrowings for working capital purposes in the form of a revolving line of credit and term loans (not to exceed $500,000). The agreement was amended on various dates during 2006 and 2007. On February 8, 2008 the agreement was further extended to expire on February 26, 2009, as described below.
     The credit facility permits the borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory, but availability of funds is ultimately subject to the good faith business judgment of the Lender. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all accounts receivable collections which are held in trust for the Lender. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on the effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility. A termination fee will also be assessed if the credit facility is terminated prior to expiration. As of September 30, 2008 and December 31, 2007, there was $0.9 million outstanding on the line of credit.

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
     The agreement governing the credit facility contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the Lender. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the Lender to which all collections are deposited. Under the subjective acceleration clause, the Lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the Lender against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal to or greater than the sum of a base amount ($1,000 as of September 30, 2008) plus 25 percent of all consideration received from issuing equity securities and subordinated debt and 25 percent of positive consolidated net income in each quarter.
     As of December 31, 2007 and September 30, 2008, we were in compliance with all covenants. During February through May 2007, the outstanding advances exceeded 50 percent of the receivable borrowing base referred to above. As required by the agreement, our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the Lender’s approval. The daily borrowings and repayments have been presented on a net basis in the condensed consolidated statements of cash flows. In June 2007, outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.
6. Collection of Notes Receivable
     In February 2008, we collected a $1.4 million note receivable and $0.1 million in related interest income from Plethora Solutions Holdings plc (Plethora), who purchased our former subsidiary Timm Medical Technology, Inc. in February 2006. In anticipation of a potential accelerated settlement of the note in exchange for a discount, we had recorded a $0.3 million reserve on the note balance in the fourth quarter of 2006 and ceased accruing interest income. During the three months ended September 30, 2007, we reversed the $0.3 million allowance and reinstated the note to its face value and recorded $0.1 million in interest income previously suspended. In February 2008, the note and interest income was collected in full. Also, during August 2008 we negotiated and received a $750,000 payment from SRS Medical, Inc. (SRS), in full satisfaction of a fully-reserved $2.7 million note receivable recorded in October 2003 related to the sale of a product line to SRS. A full reserve was recorded on the note receivable at the time of the sale since it was determined at that time that collection was not reasonably assured and any collections would be reported as a gain in the period received.
7. Capital Stock and Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options, warrants, deferred stock units and restricted stock units that were outstanding during the respective periods presented. For periods when we reported a net loss, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants was 3.1 million and 3.6 million for the nine months ended September 30, 2008 and 2007, respectively.

8. Stock-Based Compensation
     Our equity incentive programs include stock options, restricted stock units and deferred stock units. Some awards vest based on continuous service while others vest based on performance conditions, such as profitability and sales goals. We account for equity awards in accordance with SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors.
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
     During the third quarter of 2007, we determined that it was probable the profitability goals would be met during 2009, and that the related performance-based awards would vest. In conjunction with this change in assessment, we recorded $0.5 million of compensation expense in the third quarter of 2007, including a cumulative adjustment for expenses relating to the second quarter of 2007 as if the probable assessment had been determined at the original grant date. During the third quarter of 2008, we reassessed the profitability goals and determined that it is no longer probable the profitability goals will be met during the performance measurement period and as such, the related performance based awards will not vest. In conjunction with this change in assessment, we recorded a $1.2 million reduction in stock-based compensation expense in the three months ended September 30, 2008 to reverse the prior expense recorded.
     Due to the resignation of our CEO in September 2008, we recorded a $0.1 million reduction in the stock-based compensation expense during the three months ended September 30, 2008 for his time-based stock awards. The CEO resignation is further discussed in Note 14 — “Subsequent Events”.
     Net stock-based compensation expense recorded in the three and nine months ended September 30, 2008 was a reduction (negative expense) of $0.6 million and expense of $0.8 million, respectively. Total stock-based compensation expense recorded in the three and nine months ended September 30, 2007 was $1.4 million and $2.9 million, respectively. These amounts are primarily included in selling and marketing and general and administrative expenses.
9. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves quarterly.

     The following is a summary of inventories:

	September 30,	December 31,
	2008	2007
Raw materials	$1,774	$2,331

Work in process	541	227

Finished goods	1,187	958

Total inventories	3,502	3,516

Less: inventory reserve	(394)	(494)

Inventories, net	$3,108	$3,022

10. Commitments and Contingencies
     Governmental Investigations and Legal Proceedings
     As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the SEC on July 14, 2006 and entered into a non-prosecution agreement with the DOJ on July 18, 2006. These two agreements effectively resolved with respect to us the investigations begun by the SEC and by the DOJ in January 2003, regarding allegations that we and certain of our former officers and former directors and one current employee issued, or caused to be issued, false and misleading statements regarding our financial results for 2001 and 2002 and related matters. Under the terms of the consent judgment with the SEC: (i) we paid $750,000 in civil penalties and disgorgement; and (2) we agreed to a stipulated judgment enjoining future violations of securities laws. On April 7, 2006, we entered into an escrow agreement with our outside counsel, pursuant to which we placed the $750,000 anticipated settlement in escrow with our outside counsel at the request of the SEC staff. The funds were released from the escrow to the SEC in August 2006. A liability for the monetary penalty was accrued in 2004.
     On August 9, 2006, the SEC filed civil fraud charges in federal district court against our former CEO and CFO, both of whom were terminated in 2003, but for whom we were contractually obligated to advance legal fees under indemnification agreements. On April 9, 2007, these two former officers were indicted by a federal grand jury in Orange County, California. Our directors’ and officers’ liability insurance has funded certain losses, including defense costs, related to these matters. As of March 31, 2008, we had exhausted all remaining available coverage under the applicable excess directors and officers’ liability policy and began funding the payments with our cash reserves. In August and October 2008, we entered into agreements with our former CFO and former CEO, respectively, pursuant to which their indemnification agreements were terminated in exchange for our waiver of certain severance and legal fee reimbursement rights. As a result of these new agreements, we are no longer obligated to pay any future legal costs for these former officers. Under the agreement with our former CEO in October 2008, the agreement also provides that our obligation to pay for legal costs incurred by our former CEO in August 2008 and September 2008 is limited to the amount, if any, that we receive from the former CEO as restitution. These former officers recently entered into plea agreements with the DOJ to resolve the criminal cases against them.
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
     Investments
     Included in investments and other assets is $0.9 million for the equity interest that we hold in a privately held medical device company. This investment is recorded at cost since we do not exercise significant influence over the operations of the investee. The independent auditor’s report for the financial statements of the investee as of and for the year ended December 31, 2007 included an explanatory paragraph, to the effect that there is substantial doubt about the investee’s ability to continue as a going concern. In light of this opinion, we believe that there is a risk that the value of the equity investment in the investee may be subject to impairment and that an impairment charge may be recorded in the future if it is determined that the fair value of the investment has declined below our cost and that the impairment is other-than-temporary in nature.
11. Income Taxes
     We reported no income tax expense during the nine months ended September 30, 2008 and 2007 due to our operating losses. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of September 30, 2008 and December 31, 2007.

     On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). As of the adoption date and as of September 30, 2008, we had no unrecognized tax benefits and do not expect a material change in the next 12 months.
     We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
12. Fair Value Measurement
     We adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for our financial assets and liabilities. The FASB delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis (at least annually). Under this standard, fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.
     SFAS No. 157 establishes a three-level hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
     The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify our money market funds as Level 1 assets. As of September 30, 2008, we had $5.0 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. We do not hold any Level 2 instruments. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. We do not hold any Level 3 instruments.
     During the three and nine months ended September 30, 2008, there were no re-measurements to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     On January 1, 2008, we also adopted the provision of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. We have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles (GAAP).

13. Results of Operations
     Revenues and cost of revenues related to the following products and services for the periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Cryoablation disposable products	$5,676	$5,312	$17,186	$15,932
Cryocare Surgical Systems	195	385	1,093	1,383

	5,871	5,697	18,279	17,315
Cryoablation procedure fees	1,592	1,541	5,028	5,029
Cardiac royalties	146	86	383	278
Other	(10)	2	(18)	151

	$7,599	$7,326	$23,672	$22,773

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,180	$2,057	$6,765	$6,803
Cryocare Surgical Systems	95	114	362	703

	$2,275	$2,171	$7,127	$7,506

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
14. Subsequent Event
     On October 2, 2008, our former lead independent director Terrence A. Noonan was named interim president and interim CEO replacing Craig T. Davenport, our former Chairman, President and CEO, who resigned effective September 30, 2008 to assume the CEO position with a privately held healthcare company. In addition, on October 6, 2008 we announced that we are actively evaluating succession alternatives and we continue to explore and evaluate potential strategic opportunities aimed at enhancing stockholder value and solidifying the long-term prospects of our cryoablation technology in the marketplace.
     On October 14, 2008, we entered into an agreement with our former CEO Paul W. Mikus that terminates his indemnification agreement in exchange for our waiver of certain severance and legal fee reimbursement rights. As a result of this new agreement, we are no longer obligated to pay any future legal costs for Mr. Mikus. The agreement also provides that our obligation to pay for legal costs incurred by our former CEO in August 2008 and September 2008 is limited to the amount, if any, that we receive from the former CEO as restitution.
     On November 10, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Galil Medical Ltd., a Israeli medical device corporation (“Galil”), and Orange Acquisitions Ltd., a newly formed Israeli corporation and our wholly-owned subsidiary (“Merger Sub”). The agreement provides for the merger of Merger Sub with and into Galil (the “Merger”), with Galil surviving the Merger as a wholly-owned subsidiary of the Company. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Galil will be converted into the right to receive shares of our common stock, such that upon consummation of the Merger (and prior to consummation of the financing described below), our stockholders will own approximately 52% of our common stock and the former shareholders of Galil will own approximately 48% of our common stock. The Merger is subject to customary closing conditions, and is expected to close in the first quarter of 2009.
     On November 10, 2008, concurrent with the execution of the Merger Agreement, we also entered into a Stock Purchase Agreement with certain existing stockholders of the Company and Galil (the “Purchase Agreement”), providing for the sale by us of approximately 16.25 million shares of our common stock at a purchase price of $1.00 per share. The offering proceeds to the Company are expected to be approximately $16.25 million. Pursuant to the Purchase Agreement, the closing of the financing is subject to the concurrent closing of the Merger and certain other conditions. The issuance of the shares of our common stock pursuant to the Merger Agreement and the Purchase Agreement is also subject to approval by our stockholders.
15. Recent Accounting Pronouncements
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
     Our primary objective is to grow market share. We have historically measured market share in terms of the estimated number of domestic cryoablation procedures performed with our Cryocare Surgical System and we calculate them using two primary components. The first component is the actual number of cryoablation cases for which we perform the service element on behalf of the healthcare facility and provide the required disposable products. In the second, we compute a procedure case equivalent based on direct sales of our cryoablation disposable products (without the service element) by using the expected disposable product usage for each procedure for those sales.
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
     Today, the transition is largely complete and the remaining transition should be relatively small in future periods. Therefore, we believe that revenue growth is one of our most important business metrics. Because our customers are now directly purchasing and carrying inventories of our disposables and because of the resulting variability of probe use across patients and applications, making precise determinations about how many procedures are performed is increasingly difficult. As a consequence, we decided that, beginning with our operating results for the three months ended December 31, 2007, we will report the number of cryoprobes sold during the period.
     The following table summarizes for the periods presented the total estimated domestic cryoablation procedures our customers performed or which are represented by the procedure case equivalent we computed from sales of our cryoablation disposable products. We also summarize the number of probes sold for each period. We are providing this summary to allow users of the financial information greater clarity regarding the transition from the former metric (procedure growth) we reported to the new metric (revenue growth measured by the number of probes sold) we are now reporting.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Estimated domestic cryoablation procedures	2,263	2,353	7,122	7,104

Number of cryoprobes sold:
Straight probes	8,660	9,957	28,017	29,852
Right-angle probes	2,084	1,564	6,058	4,637

Total	10,744	11,521	34,075	34,489

     The number of cryoprobes sold represents the domestic sales of cryoprobes during the periods presented. Straight probes are typically, although not always, used in prostate procedures and right-angle probes are typically used in procedures other than prostate procedures.
     As previously reported, effective the three months ended June 30, 2008, we conducted a thorough review of our year-to-date 2008 performance, including the number and types of cases performed by each of our physician customers. This review suggested that urology prostate cancer cases were impacted primarily by the emergence of robotic prostatectomy and intensity modulated radiation therapy (IMRT). In the financial results press release that we issued on August 6, 2008, we announced a number of initiatives to help us regain the growth that we have demonstrated in the past. The initiatives include programs intended to impact the number of new physicians trained, increase revenues from our existing customers and communicate directly and more broadly with patients to educate them about the significant benefits of cryoablation. The programs include additional new urology sales personnel, significantly enhanced patient outreach and advertising and programs that assist our existing physician customers in reaching more patients through community-based marketing. An important element of these programs is an increased emphasis on focal cryoablation, since we believe that this is an area where we have a potentially substantial competitive advantage.
Results of Operations
     Revenues and costs of revenues related to the following products and services for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Cryoablation disposable products	$5,676	$5,312	$17,186	$15,932
Cryocare Surgical Systems	195	385	1,093	1,383

	5,871	5,697	18,279	17,315

Cryoablation procedure fees	1,592	1,541	5,028	5,029
Cardiac royalties	146	86	383	278
Other	(10)	2	(18)	151

	$7,599	$7,326	$23,672	$22,773

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,180	$2,057	$6,765	$6,803
Cryocare Surgical Systems	95	114	362	703

	$2,275	$2,171	$7,127	$7,506

     Costs of revenues for cryoablation disposable products and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees incorporate similar inventory when sold and we do not separately track the cost of disposable products sold directly to customers and those consumed in cryoablation procedures.

     We recognize revenues from sales of Cryocare Surgical Systems and disposable cryoprobes when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is reasonably assured. Per-procedure fees are recorded when the service has been rendered.
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
     General and administrative expenses primarily consist of salaries and related benefits and overhead costs for employees and activities in the areas of legal affairs, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants are also included where their services are related to general and administrative activities. This category also includes reserves for bad debt and litigation losses less amounts recoverable under our insurance policies. Litigation reserves and insurance recoveries are recorded when such amounts are probable and can be reasonably estimated. In the 2008 period, general and administrative expenses also include certain costs related to potential strategic opportunities.
     We account for equity awards to employees and non-employee directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R). As of September 30, 2008, there was $1.1 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 0.9 years less any stock options forfeited prior to vesting. Unrecognized compensation for restricted stock units was $1.7 million as of September 30, 2008 (assuming that all service and performance conditions will be met) and will be recognized over a weighted average period of 1.2 years. Compensation costs related to restricted stock units is recorded over the service period (2007 through 2009) if it is probable the performance conditions (profitability and sales goals) will be satisfied. Stock-based compensation expense recorded in the three months ended September 30, 2008 and 2007 was a reduction (negative expense) of $0.6 million and expense of $1.4 million, respectively. Stock-based compensation expense recorded in the nine months ended September 30, 2008 and 2007 was $0.8 million and $2.9 million, respectively. The expense for the 2008 three and nine month periods are net of a cumulative adjustment to reverse $1.3 million in previously recorded expense due to a change in vesting probability and forfeitures from terminations.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues

	Three Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Cryoablation disposable products	$5,676	$5,312	$364	6.9%
Cryocare Surgical Systems	195	385	(190)	(49.4)%

	5,871	5,697	174	3.1%
Cryoablation procedure fees	1,592	1,541	51	3.3%
Cardiac royalties	146	86	60	69.8%
Other	(10)	2	(12)	(600)%

	$7,599	$7,326	$273	3.7%

     The number of cryoprobes sold during the three months ended September 30, 2008 decreased by approximately 6.7 percent to 10,744 compared to 11,521 probes sold during this same period in 2007. The reduction in revenue was offset by higher average sales price of probes sold and used in procedures, which increased 12.4 percent during the three months ended September 30, 2008 compared to this same period in 2007. This is largely caused by annual price increases implemented in the second quarter as well as migration to higher priced probes. Sales of straight probes, which are typically, although not always, used in prostate cancer procedures decreased 13.0 percent and right-angle probes, which are typically used in procedures other than prostate cancer procedures, increased 33.2 percent.
     Revenues from sales of Cryocare Surgical Systems decreased as a result of fewer sales of such systems in domestic markets. Cardiac royalty revenues increased for the three months ended September 30, 2008 over the same period in 2007 due to increased sales by the licensee.
Cost of Revenues

	Three Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change
Cost of revenues	$2,275	$2,171	$104
Percent of revenues	29.9%	29.6%
     The cost of revenues increase was primarily due to a $0.1 million adjustment to the reserve for slow moving and obsolete inventory.
Gross Profit and Gross Margin

	Three Months Ended
	September 30,
	2008	2007	$ Change
(dollars in thousands)
Cryoablation disposable products and procedure fees	$5,088	$4,796	$292
Cryocare surgical systems	100	271	(171)
Cardiac royalties and other	136	88	48

	$5,324	$5,155	$169

	Three Months Ended		Percentage
	September 30,		Point
(percent of revenues)	2008	2007	Change
Cryoablation disposable products and procedure fees	67.0%	65.5%	1.5%
Cryocare Surgical Systems	1.3%	3.7%	(2.4)%
Cardiac royalties	1.8%	1.2%	0.6%

	70.1%	70.4%	(0.3)%

     The increase in gross margin (gross profit as a percentage of revenues) of disposable products and procedure fees was related to continued reductions in manufacturing costs for our cryoablation products. This was offset somewhat by a $0.1 million adjustment to our inventory reserve for slow moving and obsolete inventory. The decrease in gross margin of Cryocare Surgical Systems was related to the sale of a reduced cost system during the three months ended September 30, 2007. The increase in cardiac royalties was related to increased sales by the licensee.

Research and Development Expenses

	Three Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Research and development expenses	$626	$699	$(73)	(10.4)%
Percent of total revenues	8.2%	9.5%
     The decrease was primarily related to the reduction in stock-based compensation expense. Expenses related to clinical studies for the three months ended September 30, 2008 have remained consistent with the same period last year. In both 2007 and 2008, we have focused a significant portion of our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage.
Selling and Marketing Expenses

	Three Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Selling and marketing expenses	$3,423	$3,500	$(77)	(2.2)%
Percent of total revenues	45.0%	47.8%
     The decrease was due to the reduction in stock-based compensation expense of $0.3 million and incentive compensation expense of $0.2 million offset by increases in online and promotional expense of $0.2 million, salaries of $0.1 million as well as $0.1 million in travel related expenses. Included in selling and marketing expenses for the three months ended September 30, 2008 and 2007 was a negative expense of $41,000 and an expense of $0.3 million, respectively, for stock-based compensation related to stock options, deferred stock units and restricted stock units. The 2008 expense is net of a cumulative adjustment to reverse expenses related to performance awards that are not expected to vest.
General and Administrative Expenses

	Three Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
General and administrative expenses	$2,951	$2,881	$70	2.4%
Percent of total revenues	38.8%	39.3%
     The increase was primarily due to higher legal and accounting fees of $1.6 million offset by a reduction of $1.5 million in stock-based compensation expense. Of the $1.6 million increase in legal fees, $0.7 million was related to the legal proceedings of our former CEO and former CFO while the remaining increase of $0.9 million related to legal expenses incurred in relation to potential strategic opportunities. These expenditures were recorded as general and administrative expenses as incurred since any potential transaction is not expected to occur until 2009, and these costs will be required to be expensed under Statement of Financial Accounting Standards (SFAS) No. 141 (R), Business Combinations. Effective August 2008, we are no longer required to advance the legal fees of our former CEO and former CFO. In addition, the provision for bad debts in the 2008 period was $0.4 million higher than the third quarter of 2007 due to a favorable revaluation adjustment in the 2007 period of a note receivable we received in connection with our 2006 sale of Timm Medical, our former subsidiary. This increase was offset by a decrease of $0.4 million in incentive compensation primarily as a result of the resignation of our CEO in September 2008. Total stock-based compensation expense included in general and administrative expenses related to stock options, deferred stock units and restricted stock units for each of the three months ended September 30, 2008 and September 30, 2007 was a negative expense of $0.5 million and expense of $1.0 million, respectively. The reduction in stock-

based compensation was primarily due to a cumulative adjustment to reverse $1.3 million in expenses related to equity awards that are no longer expected to vest.
     Gain on Recovery of Note Receivable

	Three Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Gain on recovery of note receivable	$(750)	$—	$(750)	100%
Percent of total revenues	(9.9)%
     The three months ended September 30, 2008 included $0.8 million for the receipt of payment in full satisfaction of a note receivable from SRS Medical related to the sale of a product line in October 2003. Due to uncertainty of collection, the note was fully reserved at the time of sale in 2003.
     Litigation Settlement, Net of Related Legal Expenses

	Three Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Litigation settlement, net	$—	$(677)	$677	100%
Percent of total revenues		(9.2)%
     The three months ended September 30, 2007 included $0.7 million for litigation settlement, net of related legal expenses. This amount relates to our settlement received from KPMG LLP relating to the audit and review of our historical financial statements.
Interest Income, Net

	Three Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Interest income, net	$5	$264	$(259)	(98.1)%
Percent of total revenues	0.0%	3.6%
     Interest income, net in the 2008 and 2007 periods includes interest income earned from the investment of our cash balances, as well as interest expense related to our line of credit. Interest income decreased in 2008 due to higher cash balances in the third quarter of 2007 resulting from our May 2007 private placement. Additionally, the collection of our note receivable from SRS Medical resulted in no interest income recorded on the note during the three months ended September 30, 2008. Because the note was fully satisfied, we will receive no future interest payments.
Net Loss

	Three Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Net loss	$(921)	$(984)	$63	6.4%
Percent of total revenues	(12.1)%	(13.4)%
     Net loss for the three months ended September 30, 2008 was $0.08 per basic and diluted share on 12.0 million weighted average shares outstanding, compared to a net loss of $0.08 per basic and diluted share on 11.6 million weighted average shares outstanding during the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenues

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Cryoablation disposable products	$17,186	$15,932	$1,254	7.9%
Cryocare Surgical Systems	1,093	1,383	(290)	(21.0)%

	18,279	17,315	964	5.6%
Cryoablation procedure fees	5,028	5,029	(1)	0.0%
Cardiac royalties	383	278	105	37.8%
Other	(18)	151	(169)	(111.9)%

	$23,672	$22,773	$899	3.9%

     The number of cryoprobes sold during the nine months ended September 30, 2008 decreased by approximately 1.2 percent to 34,075 compared to 34,489 probes sold during this same period in 2007. The reduction in revenue was offset by higher average sales price of probes sold and used in procedures, which increased 7.2 percent during the nine months ended September 30, 2008 compared to this same period in 2007. This is largely caused by annual price increases implemented in the second quarter as well as migration to higher priced probes. Sales of straight probes, which are typically, although not always, used in prostate cancer procedures decreased 6.2 percent and right-angle probes, which are typically used in procedures other than prostate cancer procedures, increased 30.6 percent.
     Revenues from sales of Cryocare Surgical Systems decreased as a result of fewer sales of such systems primarily in domestic markets. Cardiac royalty revenues increased for the nine months ended September 30, 2008 over the same period in 2007 due to increased sales by the licensee. Other revenues decreased due to a one-time non-refundable payment received under a term sheet with a potential collaboration partner in 2007. The term sheet was subsequently terminated without the parties reaching a definitive agreement.
Cost of Revenues

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change
Cost of revenues	$7,127	$7,506	$(379)
Percent of revenues	30.1%	33.0%
     Costs of revenues declined due to decreases in materials, labor and overhead costs of approximately $0.7 million offset by an increase in the provision for excess and obsolete inventory of $0.3 million. In addition, this decrease was attributable to a slight change in the mix of our revenues from those where we are responsible for providing cryoablation services to solely selling cryoablation disposable products. This mix shift led to a decrease in the number of cases for which we paid fees to third-party service providers.
Gross Profit and Gross Margin

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change
Cryoablation disposable products and procedure fees	$15,449	$14,158	$1,291
Cryocare surgical systems	731	680	51
Cardiac royalties and other	365	429	(64)

	$16,545	$15,267	$1,278

	Nine Months Ended		Percentage
	September 30,		Point
(percent of revenues)	2008	2007	Change
Cryoablation disposable products and procedure fees	65.3%	62.2%	3.1%
Cryocare Surgical Systems	3.1%	3.0%	0.1%
Cardiac royalties	1.5%	1.9%	(0.4)%

	69.9%	67.1%	2.8%

     The positive trend in gross margins (gross profit as a percentage of revenues) was partially related to our continual shift from procedures where we bear responsibility for the service element of the procedure to those where we solely sell our cryoablation disposable products. Sales of cryoablation disposable products yield a higher gross margin than procedures performed by third party subcontractors. We also have continued to reduce manufacturing costs for our cryoablation disposable products and surgical systems, while increasing efficiencies in production. In addition, gross margins were negatively affected during the nine months ended September 30, 2007 by transactions where we allowed certain customers to upgrade to our Cryocare CS System from a previous generation of our Cryocare Surgical System with nominal additional payment, resulting in a net loss of $0.2 million.
Research and Development Expenses

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Research and development expenses	$1,765	$1,935	$(170)	(8.8)%
Percent of total revenues	7.5%	8.6%
     The decrease was primarily attributable to a concerted effort to maintain operating expenses at minimum levels and yet support our growth goals to the greatest extent as well as a reduction in the stock-based compensation expense of $0.1 million. Expenses related to clinical studies for the nine months ended September 30, 2008 have remained consistent with the same period last year. In both 2008 and 2007, we have focused a significant portion of our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage.
Selling and Marketing Expenses

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Selling and marketing expenses	$11,120	$11,362	$(242)	(2.1)%
Percent of total revenues	47.0%	49.9%
     The decrease primarily related to reductions in incentive compensation of $0.5 million, reductions in the training expenses for new physicians of $0.2 million and a reduction in stock-based compensation expense of $0.1 million. The total decrease of $0.8 million was offset by $0.3 million increase in promotional expenses and a $0.2 million increase in consultant expenses related to further development and enhancement of the Cryo On-Line Database (COLD) registry, a database of cryoablation patients and treatment outcomes. Included in selling and marketing expenses for the nine months ended September 30, 2008 and 2007 was $0.4 million and $0.5 million in non-cash stock-based compensation expenses related to stock options, deferred stock units and restricted stock units.

General and Administrative Expenses

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
General and administrative expenses	$9,234	$9,556	$(322)	(3.4)%
Percent of total revenues	39.0%	42.0%
     The decrease is primarily due to reductions in stock-based compensation of $1.6 million and incentive compensation of $0.8 million. In addition, expenses recorded for fees to our board of directors decreased by $0.3 million as a result of our decreasing stock price and accounting fees decreased by $0.2 million. Offsetting those decreasing expenses was an increase in legal expenses of $1.8 million in the 2008 period as well as an increase in the provision for bad debts of $0.4 million in the current year period due to a favorable revaluation adjustment in 2007 period of a note receivable we received in connection with our 2006 sale of Timm Medical. In addition, sales and use tax expenses increased $0.4 million as a result of the settlement of liabilities related to previous years that were received from various states in 2007 and did not recur in the 2008 period.
     Of the $2.9 million in legal expenses net of insurance recoveries, $1.8 million related to the legal proceedings of our former CEO and former CFO and $0.9 million related to legal expenses incurred in relation to potential strategic opportunities. These expenditures were recorded as general and administrative expenses as incurred since any potential transaction is not expected to occur until 2009, and these costs will be required to be expensed under Statement of Financial Accounting Standards (SFAS) No. 141 (R), Business Combinations. As of March 31, 2008, we have exhausted all remaining insurance coverage for indemnification matters relating to our former executives. In August and October 2008, our indemnification agreements with our former CFO and former CEO, respectively, were terminated. As a result of the termination agreements, we are no longer obligated to pay any future legal expenses.
     Total stock-based compensation expense included in general and administrative expenses related to stock options, deferred stock units and restricted stock units for the nine months ended September 30, 2008 and September 30, 2007 was $0.4 million and $2.3 million, respectively. The reduction in stock-based compensation was primarily due to a cumulative adjustment to reverse $1.3 million in expenses related to equity awards that are no longer expected to vest.
     Gain on Recovery of Note Receivable

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Gain on recovery of note receivable	$(750)	$—	$(750)	100%
Percent of total revenues	(3.2)%
     The nine months ended September 30, 2008 included $0.8 million for the receipt of a payment in full satisfaction of a note receivable from SRS Medical related to the sale of a product line in October 2003. Due to uncertainty of collection, the note was fully reserved at the time of sale in 2003.
     Litigation Settlement, Net of Related Legal Expenses

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Litigation settlement, net	$—	$(677)	$677	100%
Percent of total revenues		(3.0)%

     The nine months ended September 30, 2007 included $0.7 million for litigation settlement, net of related legal expenses. This amount relates to our settlement received from KPMG LLP relating to the audit and review of our historical financial statements.
Interest Income, Net

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Interest income, net	$181	$402	$(221)	(55.0)%
Percent of total revenues	0.8%	1.8%
     Interest income, net in the 2008 and 2007 periods included interest income earned from the investment of our cash balances, as well as interest expense related to our line of credit. Interest expense paid on our line of credit decreased due to reduced borrowings for the nine months ended September 30, 2008 compared to the same period in 2007. Interest income also decreased due to higher cash balances in 2007 resulting from our May 2007 private placement.
Net Loss

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Net loss	$(4,643)	$(6,507)	$1,864	28.6%
Percent of total revenues	(19.6)%	(28.6)%
     Net loss for the nine months ended September 30, 2008 was $0.39 per basic and diluted share on 11.9 million weighted average shares outstanding, compared to a net loss of $0.59 per basic and diluted share on 10.9 million weighted average shares outstanding during the same period in 2007.
Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2008, we had an accumulated deficit of $194.4 million and cash and cash equivalents of $5.3 million. We do not expect to reach cash flow positive operations for the 2008 and 2009 year, and we expect to continue to generate losses from operations for the foreseeable future.
     In July 2006, we resolved the investigations by the SEC and DOJ of our historical accounting and financial reporting (see Note 10 — “Commitments and Contingencies” in the footnotes to the condensed consolidated financial statements). In August and October 2008, we entered into agreements with our former CFO and former CEO respectively, pursuant to which their indemnification agreements were terminated in exchange for our waiver of certain severance and legal fee reimbursement rights. As a result of these new agreements, we are no longer obligated to pay any future legal costs for these former officers. For the nine months ended September 30, 2008, we incurred expenses of $1.9 million relating to legal fees of former officers and former directors and recorded insurance recoveries of $0.1 million. As of March 31, 2008, we had exhausted the remaining reimbursement available under this insurance coverage.
     We also face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.1 million. The amount was fully accrued as of September 30, 2008. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
     As previously announced, we continue to explore and evaluate potential strategic opportunities aimed at enhancing stockholder value and solidifying the long-term prospects of our cryoablation technology in the marketplace. During the three months ended September 30, 2008, we have incurred $0.9 million in relation to potential strategic transactions. These expenditures were recorded as general and administrative expenses as incurred since any potential transaction is not expected to occur until 2009, and these costs will be required to be expensed under Statement of Financial Accounting Standards (SFAS) No. 141 (R), Business Combinations.

     We expect to continue to explore and evaluate strategic alternatives. As disclosed above, on November 10, 2008, we entered into an Agreement and Plan of Merger, with Galil Medical Ltd., a newly formed Israeli corporation (“Galil”), and Orange Acquisitions Ltd., a private Israeli medical device corporation and our wholly-owned subsidiary (“Merger Sub”). The agreement provides for the merger of Merger Sub with and into Galil, with Galil surviving the Merger and becoming a wholly-owned subsidiary of the Company. Consummation of such transaction, including post-closing integration costs, or, if this agreement is not consummated, any continued exploration of other strategic alternatives, is expected to continue to require a significant use of cash.
     On November 10, 2008, concurrent with the execution of the Galil merger agreement, we also entered into a stock purchase agreement with certain existing stockholders of the Company and Galil, providing for the sale by us of approximately 16.25 million shares of our common stock at a purchase price of $1.00 per share. The offering proceeds to the Company are expected to be approximately $16.25 million. The closing of the financing is subject to the concurrent closing of the Merger and certain other conditions.
     We have historically financed our operations and growth through borrowings and equity financings. As discussed in Note 4 — “Private Placement of Common Stock and Warrants” in the notes to the condensed consolidated financial statements, on October 25, 2006, we entered into an agreement with Fusion Capital Fund II, LLC (Fusion Capital), which gave us the right to sell to Fusion Capital up to $16.0 million of common stock over a two year period. As long as our share price exceeded $3.00, we could sell common stock to Fusion Capital in $100,000 increments every fourth business day, with additional increments available if the market price per share of our common stock was $4.50 or higher. Through September 30, 2008 we have sold 293,397 shares of stock to Fusion Capital for total gross proceeds of $1.6 million. The most recent sale occurred in May 2007. Since August 2008, our common stock price has been below the minimum threshold of $3.00 and as such, we were unable to sell common stock to Fusion Capital under the agreement. Our agreement with Fusion Capital expired on November 6, 2008. No additional shares were sold to Fusion Capital after September 30, 2008 through the expiration date.
     On May 24, 2007, we sold 1,085,271 shares of our common stock to Frazier Healthcare V, L.P. (Frazier) at a price per share of $6.45, for aggregate proceeds of $7.0 million.
     During the three months ended December 31, 2007, we also received $1.1 million in proceeds from the exercise of options by a former officer for 166,667 shares of common stock at $6.75 per share.
     In the short term, we expect to use existing cash reserves and working capital through the sale of our products to finance our projected operating and cash flow needs, along with continued expense management efforts. However, our cash needs are not entirely predictable and the future availability of funds from our bank is subject to many conditions, including the subjective acceleration clause and other provisions that are predicated on events not within our control. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. The line of credit, as amended, expires on February 26, 2009. As of September 30, 2008, we were in compliance with all covenants and had $0.9 million outstanding on the line of credit. During February through May 2007, outstanding advances on the line of credit exceeded 50 percent of the accounts receivable borrowing base referred to above. As required by the agreement, our lock-box proceeds were applied daily to reduce the outstanding advances and we re-borrowed the amount subject to the lender’s approval. In June 2007, the outstanding advances were reduced to less than 50 percent of the receivable borrowing base, and we were no longer required to repay and re-borrow funds on a daily basis as of July 13, 2007.
     Our cash needs are not entirely predictable and the future availability of funds from our bank is subject to many conditions, including certain subjective acceleration clauses and other provisions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis. In light of the investments required to fund our operations and growth initiatives, we will continue to assess the adequacy of our capital resources and may use both existing and new sources of capital to finance the growth of the business. The Company expects that it will need to raise additional capital during 2009 to fund its ongoing operations. Should the financing be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities and bank debt. As of September 30, 2008, the carrying values of our financial instruments approximated their fair values. Our practice is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore we do not have significant market risk exposure with respect to commodity prices.

     As of September 30, 2008, $5.0 million of our cash is invested in a money market mutual fund (the Citi Institutional Liquid Reserves) that includes in its investment portfolio commercial paper, time deposits, certificates of deposits, bank notes, corporate bonds and notes and U.S. government agency securities. Although the fund seeks to preserve the value of the investment at $1.00 per share, it is possible to lose our principal if the underlying securities suffer losses. As of September 30, 2008, the fund reported that certain securities within the portfolio are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value (NAV) of $1.00, representing the price at which investors buy (“bid price”) and sell (“redemption price”) fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can withdraw our funds at any time without restriction. Effective September 2008, the federal government provided a guarantee on all publicly traded or regulated money market mutual funds through December 18, 2008 which may be extended through September 18, 2009 at the discretion of the U.S. Treasury Department. We will continue to monitor the value of the fund periodically for potential indicators of impairment.
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
     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our third fiscal quarter for 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to the legal proceedings described in Part I, Item 3, in the Form 10-K that we filed on March 17, 2008 and in Part II, Item 1 of the Form 10-Q that we filed on May 7, 2008. In August and October 2008, we entered into new agreements with our former CFO and former CEO, respectively, pursuant to which their indemnification agreements were terminated in exchange for our waiver of certain severance and legal fee reimbursement rights. As a result of these new agreements, we are no longer obligated to pay any future legal costs for these former officers. These former officers recently entered into plea agreements with the DOJ to resolve the criminal cases against them.
Item 1A. Risk Factors
     Please see our 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008 that includes a detailed discussion of our risk factors. There have been no material changes in our risk factors from those disclosed in the Form 10-K, except for deleting the risk factor entitled, “We may incur significant expenses in the future as a result of our obligation to pay legal fees for and otherwise indemnify former officers” and updating the liquidity risk factor as set forth below and adding the risk factor regarding potential impairment included below.
We may require additional financing in the future to sustain our operations and without it we may not be able to continue operations.
     We had an operating cash flow deficit of $4.6 million, $13.6 million and $14.7 million for the years ended December 31, 2007, 2006 and 2005. We have an operating cash flow deficit of $4.4 million for the nine months ended September 30, 2008. As of September 30, 2008, we had cash and cash equivalents of $5.3 million.
     On May 25, 2007, we sold $7.0 million in stock to Frazier Healthcare V, L.P. (Frazier). In addition, through September 30, 2008, we had sold $1.6 million in stock under our $16.0 million common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion Capital), which expired on November 6, 2008. The most recent sale to Fusion Capital occurred in May 2007.
     The availability of funds under our $4.0 million credit agreement with Silicon Valley Bank is subject to many conditions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee that these capital resources will be available or will be sufficient to fund our ongoing operations.
     Under our credit agreement with Silicon Valley Bank, funds available for borrowing are based on eligible trade receivables and inventory as defined. The credit agreement contains a subjective acceleration clause and a requirement to maintain a lockbox with the lender to where all receivable collections are deposited. Under the subjective acceleration clause, the lender may accelerate repayment of amounts borrowed and/or cease making advances to us if it determines that a material adverse change has occurred in our business or our ability to meet our obligations under the agreement. In addition, the proceeds from the lock box will be applied to reduce the outstanding borrowings upon an event of default (including the occurrence of a material adverse change) or if trigger events occur. Our ability to access funds under the credit agreement will be subject to our ability to meet all restrictive covenants and comply with all representations and warranties. The credit agreement currently expires February 26, 2009.
     In light of the investments required to fund our operations and our growth initiatives, we will continue to assess the adequacy of our capital resources and may use both existing and new sources of capital to finance the growth of the business. The Company expects that it will need to raise additional capital during 2009 to fund its ongoing operations. Should the financing be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The value of the equity that we hold in a private company may be subject to impairment.
     Included in investments and other assets is $0.9 million for the equity interest that we hold in a privately held medical device company. This investment is recorded at cost since we do not exercise significant influence over the operations of the investee. The independent auditor’s report for the financial statements of the investee as of and for the year ended December 31, 2007 included an explanatory paragraph, to the effect that there is substantial doubt about the investee’s ability to continue as a going concern. In light of this opinion, we believe that there is a risk that the value of the equity investment in the investee may be subject to impairment and that an impairment charge may be recorded in the future if it is determined that the fair value of the investment has declined below our cost and that the impairment is other-than-temporary in nature.
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

ENDOCARE, INC.

By:	/s/ TERRENCE A. NOONAN
Terrence A. Noonan
Interim Chief Executive Officer and Interim President

(Duly Authorized Officer)

By:	/s/ MICHAEL R. RODRIGUEZ
Michael R. Rodriguez
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Date: November 10, 2008

EXHIBIT INDEX

Exhibit
No.	Description

2.1(1)	Stock Purchase Agreement, dated January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.2(2)	$1,425,000 Secured Convertible Promissory Note, dated February 10, 2006, from Plethora Solutions Holdings plc to the Company.

3.1(3)	Restated Certificate of Incorporation.

3.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(3)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on September 25, 2000.

3.4(4)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2007.

3.5(5)	Amended and Restated Bylaws of the Company.

3.6(6)	Amendment No. 1 to Amended and Restated Bylaws of the Company.

4.1(7)	Form of Stock Certificate.

4.2(8)	Form of Series A Warrant.

4.3(8)	Form of Series B Warrant.

4.4(9)	Rights Agreement, dated March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(10)	Amendment No. 1 to Rights Agreement, dated June 24, 2005, between the Company and U.S. Stock Transfer Corporation.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Terrence A. Noonan.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Terrence A. Noonan.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 8-K filed on August 21, 2007.

(5)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 5, 2008.

(7)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(8)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(9)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(10)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.