Form 10-K
period 2008-12-31
ENDOCARE INC
filed 2009-03-30
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008; or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2008 was approximately $43,542,270 (based on the last sale price for shares of the Registrant’s common stock as reported on The NASDAQ Capital Market for that date). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

There were 11,811,451 shares of the Registrant’s common stock issued and outstanding as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with our prior registration statements, proxy statement and Forms 10-K, 8-K and 10-Q are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

Endocare, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2008

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

AutoFreeze®, CGCtm, Cryocare®, Cryocare CS®, Cryocare SL®, Cryocare Surgical System®, CryoDisc®, CryoGridtm, CryoGuide®, Direct Access®, Endocaretm, FastTrac®, Primary Cryo®, Integrated Ultrasoundtm, SmartTemptm, Targeted Cryoablation of the Prostate TCAP®, TCAP®, Tempprobe®, Urethral Warmertm, R-Probetm, V-Probe®, Cryocare CN2tm, PerCryo®, and CryoProbe CN2tm are our trademarks; and, Endocare®, Renal Cryo®, Salvage Cryo®, Focal Cryo®, Ice Knifetm and Primary Cryo® are our servicemarks. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business

Overview

Endocare is a specialty medical device company focused on improving patients’ lives through the development, manufacturing and distribution of health care products for cryoablation. Our strategy in the prostate and renal cancer markets is to further develop and increase the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung tumors as well as palliative intervention (treatment of pain associated with metastases), while achieving penetration across additional markets with our proprietary cryoablation technology. The term “cryoablation” refers to the creation inside the body of extremely low freezing temperatures which causes the destruction of cells within tissue and tumors, for therapeutic purposes. The term “cryoablation technology” refers to technology relating to the use of ice in surgical procedures, including cryoablation procedures.

Today, our FDA-cleared Cryocare Surgical System is used in the treatment of prostate and renal cancer. Because of our initial concentration on prostate and renal cancer, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. We also employ a dedicated sales team focused on the interventional radiology market in which our products are used to treat renal, liver and lung cancer and for palliative intervention. In addition to selling our cryoablation disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. We intend to continue to identify and develop new markets for our cryoablation products and technologies, particularly in the area of tumor ablation.

We were incorporated under the laws of the State of Delaware in May 1994. We maintain our principal executive offices at 201 Technology Drive, Irvine, California 92618, and our telephone number at that address is (949) 450-5400. Information regarding our financial condition and results of operations can be found in a separate section of this proxy statement/prospectus, beginning on page F-2. We previously owned Timm Medical Technologies, Inc., a company focused on erectile dysfunction products. We sold Timm Medical to UK-based Plethora Solutions Holdings plc on February 10, 2006.

Recent Events

On November 10, 2008, Endocare and privately held Galil Medical, Ltd. (Galil) entered into the Merger Agreement, pursuant to which Orange Acquisition Ltd, (a newly-formed wholly owned subsidiary of Endocare)

will merge with and into Galil, with Galil continuing after the merger as the surviving company and a wholly owned subsidiary of Endocare. This merger is referred to in this Annual Report on Form 10-K as the “Merger.” The Merger will be effected via the exchange of Endocare common stock and stock options for Galil’s outstanding ordinary shares and options.

At the effective time of the Merger, it is expected that 11,092,330 shares of Endocare common stock will be issued in the Merger. The exact conversion ratio cannot be calculated until immediately prior to the effective time of the Merger, but it is expected that approximately 33.0 ordinary shares of Galil will be converted into one share of Endocare common stock. Immediately following the effective time of the Merger and attributing ownership to Galil’s shareholders of the Endocare common stock to be deposited into the escrow (the Escrow Shares), Galil’s shareholders will own approximately 48.0%, and Endocare’s stockholders will own approximately 52.0%, of Endocare’s common stock, without giving effect to the shares issuable pursuant to the concurrent financing described below. The Merger will have no effect on the number of shares of common stock of Endocare owned by existing Endocare stockholders. Subject to receipt of regulatory approvals, including the closing of the pending investigation by the Federal Trade Commission (the “FTC”), and approvals by Endocare stockholders and Galil shareholders, we are seeking to close the Merger in the second quarter of 2009.

Concurrent with the execution of the Merger Agreement, Endocare and certain existing institutional accredited stockholders of Endocare and Galil entered into the Stock Purchase Agreement, relating to the private placement by Endocare of 16,250,000 shares of Endocare common stock at a purchase price of $1.00 per share. The offering gross proceeds to Endocare from this financing are expected to be $16,250,000. This financing is referred to in this Annual Report on Form 10-K as the “Financing.” The closing of the Financing is subject to the concurrent closing of the Merger and certain other conditions, including the sale of shares with a minimum aggregate purchase price of $12,000,000 and that Endocare’s common stock remains listed on the NASDAQ Capital Market or the Over-The-Counter Bulletin Board. Upon consummation of the Merger and the Financing, and attributing ownership to Galil’s shareholders of the Escrow Shares, Endocare stockholders will own approximately 38.5% of Endocare’s outstanding common stock and the former shareholders of Galil will own approximately 61.5% of Endocare’s outstanding common stock. Primarily as a result of this factor, the Merger will be accounted for as a reverse acquisition and equity recapitalization in accordance with U.S. generally accepted accounting principles. Under this method of accounting, after completion of the Merger and the Financing, Endocare will be treated as the “acquired” company for financial accounting and reporting purposes, and the combined entity’s results of operations prior to completion of the Merger will be those of Galil. We are obligated to pay a transaction fee of $800,000 and a percentage of the Financing proceeds (estimated to be approximately $265,000) to our financial advisor and placement agent upon the closing of the Merger and Financing.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by Endocare stockholders and those of Galil. As a condition to the parties entering into the Merger Agreement, certain of Galil stockholders who in the aggregate own approximately 97.5% of Galil stock on an as if converted to common stock basis, have entered into voting agreements whereby they have agreed to vote in favor of the transactions contemplated by the Merger Agreement subject to the terms of the voting agreements.

The Merger Agreement terminates pursuant to its terms if the Merger has not occurred on or prior to June 30, 2009, unless the parties agree otherwise. The Merger Agreement contains certain other termination rights for both Endocare and Galil, including each party’s right to terminate the Merger Agreement in the event the other party’s available cash drops below $1.0 million for more than ten business days. Upon termination of the Merger Agreement for specified breaches and certain similar circumstances, either party may be required to pay the other party a termination fee of $900,000 and, in some circumstances, reimburse the other party for expenses incurred in connection with the Merger, up to a maximum of $850,000.

The Merger Agreement and Stock Purchase Agreement, which have been filed as exhibits to this Annual Report on Form 10-K, have been included as exhibits to provide you with information regarding the terms of the transactions described therein and are not intended to provide any other factual information or disclosure about Endocare, Galil or the investors in the Financing. The representations, warranties and covenants contained in the Merger Agreement and Stock Purchase Agreement were made only for purposes of such agreements and as of a specific date, were solely for the benefit of the parties to such agreements, may be subject to limitations agreed upon by the contracting parties, including being qualified by disclosure schedules made for the purposes of allocating contractual risk between the parties thereto instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations and warranties may change after the dates of the Merger Agreement and the Stock Purchase Agreement, which subsequent information may or may not be fully reflected in Endocare’s public disclosures. Investors are not third-party beneficiaries under the Merger Agreement or the Stock Purchase Agreement and, in light of the foregoing reasons, should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Endocare, Galil, Orange Acquisitions, Ltd., the investors in the Financing or any of their respective subsidiaries or affiliates. Information regarding Endocare is provided elsewhere in this Annual Report on Form 10-K and Endocare’s other SEC filings, which are available at www.endocare.com and on the SEC’s website at www.sec.gov.

Advent of Cryoablation

Throughout the past two decades, the medical community has moved increasingly toward minimally invasive treatments for destroying cancerous tumors. This shift has been prompted by a variety of medical innovations including (1) major advancements in our ability to image or “see inside” the body using visualization technologies; (2) ablative technologies such as cryoablation, which can be performed from outside the body percutaneously, and (3) more precise methods for diagnosing, characterizing and targeting tumors inside the body.

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

Existing Markets for Cryoablation

Endocare initially focused on developing treatments for prostate cancer. Incidence of prostate cancer has grown since 1980 and that disease is now the second most common cause of cancer-related deaths among men in the United States. The American Cancer Society in 2008 estimated there would be approximately 186,000 new cases of prostate cancer diagnosed and approximately 28,000 deaths associated with the disease in the United States during 2008. Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. According to the American Cancer Society, about 64 percent of men diagnosed with prostate cancer are age 65 or older. Incidence rates are higher in African American men. In addition to age and race, other risk factors are linked to prostate cancer, such as genetics, diet and exposure to environmental toxins.

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

Other treatments that make up our competition in the prostate and renal cancer markets generally include surgery, radiation (both external beam and seed, or brachytherapy) and other ablative treatments. Cryoablation is a minimally invasive procedure the urologists can perform independently. For radiation therapies, urologists must refer a patient for treatment to a radiation oncologist. Cryoablation offers the urologist both the opportunity to maintain continuity of patient care and to generate additional revenue, while providing clinical results on par with or superior to other treatment modalities.

Potential Future Markets

Endocare hopes to place a renewed emphasis on four other cancer markets within our currently FDA-cleared indications for use: liver metastases, lung, a broad market called palliative intervention, which includes tumors that have metastasized to such areas of the body as the bones, and an expansion of the prostate cancer market called focal or partial gland treatment.

According to American Cancer Society estimates, in the United States approximately 215,000 people a year will be diagnosed with lung cancer and approximately 21,000 will be diagnosed with liver cancer.

The bone cancer market, which is estimated to be 100,000 patients annually, is considered an important opportunity because of recent studies led by physicians at The Mayo Clinic. Initial results indicate that cryoablation could play a significant role in the treatment of these patients because it first destroys these metastasized tumors, but in so doing it also relieves the often debilitating and excruciating pain caused by the cancer. Based on the positive results of an initial study at The Mayo Clinic in the use of cryoablation as a treatment to relieve bone pain, the National Cancer Institute of the National Institutes of Health is supporting a multi-center study comparing the pain-reducing palliative effects of cryoablation and radiation therapy for patients who are experiencing focal pain from cancer that has metastasized to their bones. The prospective, randomized study, called Cryoablation And Radiation Effectiveness (CARE) for Bone Pain is evaluating the efficacy of percutaneous cryoablation compared to external beam radiation therapy as measured by pain relief, quality of life, analgesic use and complication rates.

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

Key Clinical Advantages of Our Cryocare CS System

Cryocare CS provides the following potential clinical advantages relative to other principal treatment options for prostate cancer:

•	High quality of life following treatment. Our minimally invasive procedure typically offers patients a short recovery period for prostate cancer therapy and may result in a lower incidence of certain side effects, including incontinence.

•	Treatment of patients who have failed radiation therapy. Cryoablation is an effective option that can be used to treat patients who have a recurrence following radiation therapy with potentially fewer side effects than radical surgery.

•	Treatment can be performed more than once. Regardless of what therapy is chosen, there is always a chance that the cancer will recur. Unlike radiation therapy or surgery, cryoablation can be repeated without increased morbidity.

•	Focal or partial gland treatment. Focal cryoablation is a prostate cancer treatment in which the ablation is confined to the known tumor location, thereby sparing surrounding tissue.

Marketing and Strategy

Cryoablation Products

Endocare’s objective in urology is to establish cryoablation as a primary treatment option for prostate and renal cancers. Our earlier commercial efforts were focused on direct-sales to hospitals and distributor sales of systems to third party service providers who would provide systems and technicians to hospitals where cryoablation procedures were performed.

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

Key elements in our strategy for overcoming the challenges we face in establishing cryoablation as a primary treatment option for prostate cancer are:

•	Increasing awareness in the urological community regarding the clinical benefits of cryoablation through our presence at major technical meetings and trade shows, publication of numerous scientific papers and articles on cryoablation and formation of a scientific advisory board to provide guidance and counsel to us regarding clinical matters and physician education;

•	Conducting post-market clinical studies to further demonstrate the safety and efficacy of cryoablation as a primary treatment of prostate cancer;

•	Conducting post-market clinical studies to further demonstrate the safety and efficacy of cryoablation as a salvage treatment for prostate cancer patients who have failed radiation treatments;

•	Conducting post-market clinical studies to further demonstrate the safety and efficacy of cryoablation as a treatment for renal tumors, which is another important component of the urology market for cryoablation;

•	Creating a significant number of new practicing cryosurgeons each year through our physician education program;

•	Endeavoring to ensure that reimbursement for cryoablation by Medicare and other payers is appropriate given the costs and benefits of the treatment;

•	Driving patient awareness through our direct-to-consumer marketing programs; and

•	Marketing our products to physicians and hospitals through our direct sales force.

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

Key elements in our strategy to establish new markets for cryoablation treatment of tumors, specifically in the interventional radiology and radiation oncology markets, are:

•	Conducting key clinical studies to demonstrate the safety and efficacy of cryoablation as a primary treatment for lung and liver tumors as well as for palliative intervention (treatment of pain associated with metastases); and

•	Formation of a dedicated sales group focused on the opportunities for cryoablation treatment approaches in these new markets.

Products

We currently market the following products:

Prostate and Renal Cancer:

•	Cryocare Surgical System — A cryoablation system with eight cryoprobe capability.

•	Cryocare CS System — A Cryocare Surgical System with onboard ultrasound.

•	CryoGuide — A computerized cryoprobe placement, simulation and guidance system for cryoablation.

•	Cryoprobes — Disposable probes used with the Cryocare Surgical System.

•	FasTrac — Percutaneous access device that allows one-step insertion of cryoprobes.

•	Urethral Warming Catheter — Disposable catheter used in prostate cryoablation procedures.

Additional Cryoablation Markets:

•	Cryocare Surgical System — A cryoablation system with eight cryoprobe capability specially configured for interventional radiology and oncology.

Raw Materials

We rely on third party suppliers to provide certain critical components for all of our product lines. In certain cases, the suppliers are our sole source of supply for these components. Our policy is to enter into long-term supply agreements that require suppliers to maintain adequate inventory levels and which contain other terms and conditions designed to protect us against unforeseen interruptions in their production. We endeavor to maintain adequate stock levels at our own locations to ensure an uninterrupted source of supply. We typically seek to establish secondary sources of supply or other manufacturing alternatives. Nevertheless, despite these efforts, it is possible that we may experience an interruption in supply of one or more of our critical components resulting in backorders to our customers. However, we believe that we could locate alternative sources of supply upon such terms and within such a timeframe as would not result in a material adverse effect on our business.

Patents and Intellectual Property

As of December 31, 2008, we have rights to 51 issued United States patents relating to cryoablation technology. Included within these 51 issued United States patents are 7 patents in which we have licensed-in rights. The remainder of the patents are assigned to us. Most of these patents relate to our cryoprobe technology for creating the freeze zone and precisely controlling the shape of the freeze zone produced by the cryoprobes. Additionally, certain patents relate to our computer guided system for assisting surgeons in properly placing cryoprobes in a patient, a computer-controlled cryoablation apparatus and method, a cryoablation integrated control and monitoring system and urethral warming technology. We also have rights to 14 pending United States patent applications relative to cryoablation technology. Additionally, we have rights to 57 foreign patents and pending foreign patent applications in this technology area. The earliest of our patents do not expire until 2011. Most of the earliest patents in our core technology area do not expire until about 2016.

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

No assurance can be given that our processes or products will not infringe patents or other intellectual property rights of others or, if they are held to infringe, that any license required would be made available under any such patents or intellectual property rights, on terms acceptable to us or at all. In the past, we have received correspondence alleging infringement of intellectual property rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore we could be prevented from practicing the subject matter claimed or could be required to obtain licenses from the owners of any such intellectual property rights to avoid infringement.

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

We spent approximately $2.8 million, $2.6 million and $2.3 million for the years ended, 2006, 2007 and 2008, respectively, on research and development activities from continuing operations.

Sales

We sell our products primarily to hospitals and third party service providers and have both domestic and international customers. One of our customers, Advanced Medical Partners, Inc., a subsidiary of HealthTronics, Inc., accounted for 28.8 percent, 42.1 percent and 37.0 percent of our total revenues for each of the years ended 2006, 2007 and 2008, respectively. The following products and services account for 15 percent or more of total revenues from continuing operations for each of the years ended December 31, 2006, 2007 and 2008.

	2006	2007	2008

Cryoablation and urological products:
Cryocare Surgical Systems	*	*	*
Cryoprobes, disposables and procedures	94%	93%	94%
Cardiac products (CryoCath)	*	*	*

*	These products account for less than 15 percent of total revenues.

We currently sell our cryoablation products domestically through our direct sales force, which as of December 31, 2008 consisted of 40 people, consisting of 34 sales representatives and sales managers and 6 cryoablation field technicians. Our strategy is to continue to introduce the clinical benefits of cryoablation to new physicians as well as educating physicians already performing cryoablation so that they are able to increasingly incorporate cryoablation into their practice. We also intend to create patient demand by providing education regarding the benefits of cryoablation therapy versus alternative treatment options and by using national advertising and other programs targeted directly at prostate cancer patients.

Internationally, our cryoablation products are sold primarily through independent distributors. Our international sales from continuing operations represented approximately 5.8 percent, 7.2 percent and 8.1 percent of our total revenue for each of the years ended 2006, 2007 and 2008, respectively.

We derived our revenues from continuing operations from the following geographic regions for each of the years ended December 31, 2006, 2007 and 2008, based on shipping destination:

	2006	2007	2008
	(In thousands)

United States	$26,379	$27,548	$29,018
International:
Canada	796	892	903
China	451	690	792
Other	364	557	849

Total international	1,611	2,139	2,544

Total revenues	$27,990	$29,687	$31,562

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

Clinical studies are in process and planned for percutaneous cryoablation of cancerous tissue in the kidney, lung and liver and palliative intervention for pain associated with metastases. After studies are complete, coverage decisions and unique reimbursement codes will be sought from Medicare and private payers. As of January 1, 2008, a clinical CPT Category I code has been established for percutaneous renal cryoablation.

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

Backlog

As of December 31, 2008, we had no backlog for our products. Our policy is to carry enough inventory to be able to ship most orders within a few days of receipt of order. Historically, most of our orders have been for shipment within 30 days of the placement of the order. Therefore, we rely on orders placed during a given period for sales during that period.

Manufacturing

We manufacture our Cryocare Surgical System and related disposables at our facilities in Irvine, California. We have been issued a Device Manufacturing License by the California Department of Health Services. Our license is renewable in April 2009. Manufacturers of medical devices are required to manufacture devices in compliance with various federal, state and foreign requirements including compliance with FDA’s Quality System Regulation. Our manufacturing facility is subject to periodic inspections and/or audits by the State of California, FDA and other parties. Our facility has been inspected, most recently in 2008 by the California Department of Health Services. There are no outstanding non-conformities from the state’s inspection.

Our manufacturing facility has been subjected to Quality System Regulation compliance inspections by the FDA most recently in late January 2009. The inspection has been closed with the FDA. We are certified to ISO 13485:2003, CE Marking and Canadian CMDCAS certifications, indicating substantial compliance with European standards for a robust Quality Management System, quality assurance and manufacturing process control.

Government Regulation

Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of medical devices, including our products. In the United States, the FDA has broad authority under the FD&C Act to regulate the development, distribution, manufacture, marketing and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions that vary from country to country.

Medical devices intended for human use in the United States are classified into one of three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either Class I (general controls), Class II (special controls) or Class III pre-market approval (PMA), depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device.

Most Class I devices are exempt from pre-market notification (510(k)) or PMA. However Class I devices are subject to “general controls,” including compliance with FDA manufacturing requirements (Quality System Regulation (QSR), sometimes referred to as current good manufacturing practices or cGMPs), adverse event reporting, labeling and other requirements. Class II devices are subject to general controls, special standards and ordinarily to the pre-market notification requirements under Section 510(k) of the FD&C Act. For a 510(k) to be cleared by the FDA, the manufacturer must demonstrate to the FDA that a device is substantially equivalent to another legally marketed device that was either cleared through the 510(k) process or on the market prior to 1976. It generally takes four to twelve months from the date of submission to obtain 510(k) clearance although it may take longer. Class III is the most stringent regulatory category for devices. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls. Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Class III devices also include devices that are not substantially equivalent to other legally marketed devices. To obtain approval to market a

Class III device, a manufacturer must obtain FDA approval of a PMA application. The PMA process requires more data, specifically data from clinical studies testing the device in humans, takes longer and is typically a significantly more complex and expensive process than the 510(k) procedure. Clinical studies of devices in humans are also subject to regulation by the FDA. Testing must be conducted in compliance with the investigational device exemption (IDE) regulations.

Our Cryocare Surgical Systems have been cleared for marketing through the 510(k) process.

We can provide no assurance that we will be able to obtain or maintain clearances or approvals for clinical testing or for manufacturing and sales of our existing products for all applications in all targeted markets, or that we will be able to obtain or maintain clearances or approvals needed to introduce new products and technologies. After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

•	quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which require specific information on product labels and in labeling, prohibit certain information, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, but is not limited to, any of the following sanctions:

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

Health Care Regulatory Issues

The health care industry is highly regulated and the regulatory environment in which we operate may change significantly in the future. In general, regulation of health care-related companies is increasing. Endocare anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

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

Anti-Kickback Laws

The federal health care program “anti-kickback” law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services, or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering any item or service, in each case, reimbursable under any federal health care program. Because our products are reimbursable under Medicare, Medicaid and other federal health care programs, the anti-kickback law applies. Many states have similar anti-kickback or anti-referral laws, and in many cases these laws apply to all patients, not just federal health care program beneficiaries. Noncompliance with, or violation of, the federal anti-kickback law can result in exclusion from federal health care programs and civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback laws. Several federal courts have held that the anti-kickback law is violated if just one purpose of payment is to induce the referral of patients. To the extent that we are deemed to be subject to these federal or similar state laws, we believe that our activities and contemplated activities comply in all material respects with such statutes and regulations.

Regulations to the federal anti-kickback law specify payment practices that will not be subject to prosecution under the anti-kickback law. These are known as the “safe-harbors.” Failure to comply fully within a safe-harbor does not mean the practice is per se illegal, and many common arrangements in the health care industry do not fit within a safe harbor, yet are not violations of the anti-kickback law. Rather, if a practice does not fit within a “safe harbor,” no guarantee can be given that the practice will be exempt from prosecution; it will be viewed under the totality of the facts and circumstances.

Many of our relationships with customers, such as volume and other discounts, fit within a safe harbor. However, our service agreements with physician-owned entities (which constitute less than twenty percent (20%) of our urology business) do not fit completely within a safe harbor. For example, the safe harbor for equipment leases and the safe harbor for personal services both require that the aggregate amount of the rental or service payment be fixed in advance for the term of the arrangement, which must be at least one year. However, where the need for medical procedures is not known in advance, it is sometimes more appropriate to arrange for payment on a per procedure (also known as “per-click”) basis, rather than determining a year’s total compensation in advance. For the reasons described below, certain of our arrangements with physician-owned entities currently provide for payment on a per procedure basis.

In the case of cryoablation, hospitals often do not want to invest in the required capital equipment. Rather, hospitals enter into arrangements with specialty mobile service providers or equipment manufacturers to obtain the use of the necessary equipment and disposable products (such as cryoprobes), as well as technical support services, where applicable, on a per procedure basis. In the case of cryoablation equipment and disposables, some physicians have formed or invested in mobile service providers that provide cryoablation equipment, disposables and services directly to hospitals. In such cases, our relationship to the physician-owned entities is only as a seller of our products, where discounts are provided in accordance with the discount safe harbor. However, in some cases, we contract directly with hospitals to provide the necessary equipment/disposables and technical support. These contracts generally provide for the hospital to pay for the equipment/disposables and support package on a per procedure basis. Since we are primarily in the business of selling our equipment and disposable products, not providing services, when we contract to provide equipment to hospitals we typically subcontract with a mobile service provider or other equipment owner to furnish the equipment as our subcontractor. A significant number of these businesses are owned entirely or in part by urologists who purchase the equipment in order to make cryoablation available in their communities. Since the hospitals pay us on a per procedure basis, we in turn pay our subcontractors on a per procedure basis pursuant to service agreements. These service agreements do not meet a safe harbor since, as noted above, the safe harbors for equipment leases and service arrangements require that the aggregate payment for the term of the arrangement must be set in advance. Although the service agreements do not meet a safe harbor, our service agreements with physician-owned entities include a number of safeguards intended to address anti-kickback law concerns.

As noted in the section entitled “Risks Related to Endocare and the Combined Company and the Industry in Which They Will Operate” as well as in the following section, arrangements with physician-owned entities that involve “per-click” leases will have to be restructured by October 1, 2009. We are pursuing restructuring options and expect that the restructured arrangements will continue to comply in all material respects with the federal anti-kickback law and similar state laws.

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

As noted in the section entitled “Risks Related to Endocare and the Combined Company and the Industry in Which They Will Operate,” CMS recently issued a final rule that includes amendments to the regulations that implement the Stark Law. Certain elements of the final rule that will be effective October 1, 2009 likely will require restructuring of our contracts with physician-owned entities that provide equipment and services in connection with our arrangements to furnish equipment, products and services to hospitals. The rule narrows the exception that, before October 1, 2009, was available for “per-click” lease arrangements in which a physician-owned entity is the lessor and receives a per-click payment, either directly or indirectly, from a DHS provider such as a hospital for space or equipment used by the hospital in the provision of services to patients, including patients who were referred by the lessor to the lessee. Such “per click” leases will no longer be eligible for a Stark Law exception. The arrangements where we hold the hospital contract and subcontract with a physician-owned entity constitute less than 20% of our urology business, and we are actively pursuing various restructuring options. At this time, we are unable to predict whether, and to what the extent, such restructuring will affect our business or future business arrangements, but there is no guarantee that it will not have an adverse effect on our business.

In addition, for the same reasons as noted above, by October 1, 2009, physician-owned entities that purchase our equipment and disposables and then furnish the equipment, disposables, and technical support services to hospitals on a “per click” basis will be required to restructure their “per click” contracts with the hospital or potentially divest the physician-owners. Although there is a reasonable position at this time that these entities can avoid divesture of their physician-owners, these entities will likely have to be restructured to address the Stark Law rule change effective October 1, 2009. A significant percentage of the urology cases using our equipment in hospitals involves the aforementioned “per-click” arrangement. We understand that these entities are also actively pursuing potential restructuring options. We expect that our arrangements and those of our customers involved in furnishing our products will be fully compliant with the new regulatory requirements before the October 1, 2009 deadline. Although too early to assess, it is possible that such restructuring will have an adverse effect on our business. Interventional radiology services outside of the urology business that involve use of our products generally do not involve physician-owned businesses, and therefore will not be affected by the new rule.

Many states also have patient referrals laws, some of which are more restrictive than the Stark Law and regulate referrals by all licensed healthcare practitioners for any health care services to an entity with which the licensee has a financial relationship unless an exception applies. Such laws in particular states may prohibit us from entering into relationships with physicians and physician-owned entities, which may limit business development.

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

Other United States Regulatory Requirements

In addition to the regulatory framework for product approvals, we are and may be subject to regulation under federal and state laws, including requirements regarding advertising and promotion, occupational health and safety, laboratory practices and the use, handling and disposing of toxic or hazardous substances. We may also be subject to other present and future local, state, federal and foreign regulations.

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

Competition

The cryotherapy products manufactured and distributed by Endocare and Galil compete vigorously with other treatment modalities. Endocare and Galil believe that their primary competition consists of other, better-established modalities of treatment for prostate cancer, including surgery, which is considered the “gold standard,” and radiation therapies that presently dominate the market. Significant competitors in the area of prostate cancer and other tumor ablation (renal, liver, lung, palliative intervention, and, in the case of Galil, women’s health) include companies that offer one or more of the following products: surgical devices (such as robotic surgery equipment); intensity-modulated radiation therapy (IMRT), image-guided radiation therapy (IGRT), brachytherapy seeds and other forms of radiation therapy; and other ablation products such as microwave and radiofrequency ablation (RFA) products. Additional devices in development, such as high intensity focused ultrasound (HIFU), may be competitive devices in the future. Many of the existing and potential competitors of Endocare and Galil have significantly greater financial and human resources than they do.

Employees

As of December 31, 2008, we had a total of 120 employees. Of these employees, 8 are engaged directly in research and development activities, 7 in regulatory affairs/quality assurance, 28 in manufacturing, 52 in sales, marketing, clinical support and customer service and 25 in general and administrative positions. We have never experienced a work stoppage, none of our employees are represented by a labor organization, and we consider our employee relations to be good.

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

Risks Associated with Endocare’s Business

We have a limited operating history with significant losses and can give no assurances when or whether we will ever be profitable or have capital sufficient to sustain our operations.

We have yet to establish any history of profitable operations. We have incurred losses from operations of $8.6 million, $9.3 million, and $15.4 million, respectively, during the fiscal years ended December 31, 2008, 2007, and 2006. As a result, at December 31, 2008 and 2007 we had an accumulated deficit of $198.2 million and $189.8 million, respectively. We have incurred net losses from continuing operations of $8.4 million, $8.9 million, and $11.1 million respectively, during the fiscal years ended December 31, 2008, 2007 and 2006. We had an operating cash flow deficit of $8.1 million, $4.6 million, and $13.6 million for the years ended December 31, 2008, 2007, and 2006. As of December 31, 2008, we had cash and cash equivalents of $2.7 million.

To date, our revenues have not been sufficient to sustain our operations. We expect that our revenues as a standalone company will not be sufficient to sustain our operations for the foreseeable future. We can give no assurances when or whether we will ever be profitable.

As a result of our recurring losses from operations and limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the fiscal year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We have historically financed our operations and growth through borrowings and equity financings. In the short term, we expect to use existing cash reserves and working capital through the sale of our products, and if the Merger and Financing are consummated, the proceeds of the Financing, to finance our projected operating and cash flow needs. However, our cash needs are not entirely predictable, and additional cash may be required, including from our bank credit facility. Furthermore, inclusion of a “going concern qualification” in the report of our independent registered public accountants may have a negative impact on our ability to raise additional capital and may adversely impact our stock price. The credit facility is currently scheduled to expire on May 27, 2009. Upon termination of the credit facility, we may not be able to renew our credit facility or replace the funds that are available under the credit facility.

Our credit facility contains a minimum tangible net worth covenant measured on a monthly basis. We were not in compliance with this covenant as of December 31, 2008 and January 31, 2009. In connection with the extension we executed on February 26, 2009, the bank granted us a waiver of the noncompliance, redefined the tangible net worth requirement and established a new lower tangible net worth covenant for the months from February through April 2009. We are in discussions with the lender to obtain more permanent long-term financing although such financing may not be available or available on terms acceptable to us.

We may not have sufficient capital to fund our ongoing operations. In addition, in the event that our available cash drops below $1.0 million for more than ten business days, Galil has the right to terminate the Merger Agreement.

Our business may be materially and adversely impacted by the loss of our largest customer or the reduction, delay or cancellation of orders from this customer; in addition, our business may be materially and adversely impacted if this customer delays payment or fails to pay for products.

For the fiscal year ended December 31, 2008, our largest customer accounted for 37% of our revenues, and as of December 31, 2008 this customer accounted for 40.4% of our accounts receivable. Our sales to this customer may be materially and adversely impacted by various factors relating to this customer’s business, financial condition, results of operations and cash flows. Our business, financial condition, results of operations and cash flows may be materially and adversely impacted by the loss of this customer, or the reduction, delay or cancellation of orders by this customer. In addition, our business, financial condition, results of operations and cash flows may be materially and adversely impacted if this customer delays payment or fails to pay for products sold. This customer is not obligated to purchase a specific quantity of our products or provide binding forecasts of purchases for any period.

We may be required to make tax payments that exceed our settlement estimates, which may result in a material adverse effect on our financial condition, results of operations and cash flows.

As of December 31, 2006, 2007, and 2008 we estimated that we owed $2.8 million, $2.2 million, and $2.2 million, respectively, as of each balance sheet date in state and local taxes, primarily sales and use taxes, in various jurisdictions in the United States. We are in the process of negotiating resolutions of the past due tax obligations with the applicable tax authorities. While we hope that these obligations can be settled for less than the amounts accrued, we cannot predict whether we will obtain favorable settlement terms from the various tax authorities, or that after settling, we will satisfy the conditions necessary to avoid violating the settlements. Our failure to obtain favorable settlement terms or to satisfy the settlement conditions may result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our facilities and systems are vulnerable to natural disasters or other catastrophic events, which could interrupt our operations for an extended period of time, and could have a material adverse effect on our business.

Our headquarters, cryoablation products manufacturing facilities, research facilities and much of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes, fires and other natural disasters. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, or other natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Associated with an Investment in Endocare’s Common Stock

The market price of our common stock is highly volatile.

The market price of our common stock has been and is expected to continue to be highly volatile in the future. This volatility is in response to a number of factors, including:

•	announcements of technological innovations by us or other companies;

•	regulatory matters;

•	new or existing products or procedures;

•	concerns about our financial position and operating results;

•	litigation developments;

•	government regulation;

•	developments or disputes relating to agreements, patents or proprietary rights;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	fluctuations in our results of operations;

•	changes in analysts’ recommendations or projections;

•	changes in general valuations for medical device companies;

•	changes in general economic or market conditions; and

•	broad market fluctuations.

As a result of any of these factors the market price of our common stock may fall abruptly and significantly. Moreover, recently the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Any of these factors could have a material adverse effect on your investment in our common stock. As a result, you could lose some or all of your investment.

Historically our common stock has a low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is currently listed on the NASDAQ Capital Market. Traditionally, the trading volume of our common stock has fluctuated significantly. Because of this periodic and limited trading volume, our stockholders may not be able to sell quickly any significant number of shares of our common stock, and any attempted sale of a large number of our shares may have a material adverse impact on the price of our common stock. In addition, the price per share is subject to volatility and may continue to be subject to rapid and significant price swings in the future.

Future sales of shares of our common stock, or the perception of significant future sales, may negatively affect our stock price.

We had an aggregate of [ • ] shares of common stock outstanding as of [ • ], 2009. After the Merger and the Financing are consummated, we expect to have an aggregate of [ • ] shares of our common stock outstanding, including the Escrow Shares. The 16,250,000 shares of our common stock expected to be issued in the Financing will initially be subject to restrictions on transfer. Future sales of our common stock, including shares issued in the Financing, shares issues upon the exercise of outstanding options and warrants, sales of equity related securities, or hedging or other derivative transactions with respect to our common stock, could have a significant negative effect on the market price of our common stock. These sales, or anticipated sales, also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate or necessary.

Investors in our financing consummated in March 2005 received warrants to purchase an aggregate of 657,446 shares of our common stock at an exercise price of $10.50 per share and 657,446 shares of our common stock at an exercise price of $12.00 per share. These warrants have an anti-dilution clause that in certain circumstances reduces the effective exercise price of the warrants and proportionately increases the number of shares underlying the warrants. As a result of our issuance of shares of common stock in the Financing and prior issuances, the exercise price of the Series A Warrants will be decreased to $5.41 and provide holders the right to purchase an additional 618,130 shares and the exercise price of the Series B Warrants will be decreased to $6.07 and provide holders the right to purchase an additional 642,834 shares.

We entered into registration rights agreements in connection with other recent financings, and will enter into a registration rights agreement in connection with the Financing, in each case pursuant to which we agreed or will agree to register for resale by the investors the shares of common stock issued. The sale or anticipated sale of shares covered by these registration statements could have a material adverse effect on the market price of our shares.

If Endocare fails to meet all applicable continued listing requirements of the NASDAQ Capital Market and NASDAQ determines to delist Endocare’s common stock, the market liquidity and market price of Endocare’s common stock could decline.

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, Endocare must satisfy minimum financial and other listing requirements. In addition, the issuance of Endocare common stock in the Merger and the Financing may constitute a “change of control” for purposes of NASDAQ

Marketplace Rule 4340(a). Whether a “change of control” exists under NASDAQ Marketplace Rule 4340(a) is a facts and circumstances determination that is currently being undertaken by NASDAQ based on an evaluation of certain factors, such as changes in Endocare’s management, board of directors, voting power, ownership and financial structure as a result of the Merger and the Financing. If NASDAQ determines that the Merger and the Financing constitute a change of control of Endocare, Endocare will be required to submit a new original listing application with NASDAQ and comply with the NASDAQ Capital Market initial listing requirements, including a $4.00 minimum bid price, in order for Endocare’s common stock to continue to be listed on the NASDAQ Capital Market after consummation of the Merger and the Financing. In addition, NASDAQ Marketplace Rule 4310(c)(4) sets a minimum per share price of $1.00 for continued listing on the NASDAQ Capital Market. Endocare’s common stock has traded below $4.00 since July 21, 2008, and below $1.00 since November 29, 2008. The closing price of Endocare’s common stock as of [ • ], 2009 was $[ • ]. Accordingly, there can be no assurance that Endocare will be able to retain its listing on the NASDAQ Capital Market if NASDAQ determines that the Merger and the Financing constitute a “change of control” or determines to delist Endocare for failure to meet the $1.00 minimum bid price for continued listing.

If Endocare fails to meet all applicable listing requirements of the NASDAQ Capital Market at any time and NASDAQ determines to delist its common stock, an active trading market for Endocare’s common stock may not be sustained and the market price of Endocare’s common stock could decline. If an active trading market for Endocare’s common stock is not sustained, it will be difficult for Endocare’s stockholders to sell shares of Endocare’s common stock without further depressing the market price of such common stock, if at all. A delisting of Endocare’s common stock also could make it more difficult for Endocare to obtain financing for the continuation of operations and could result in the loss of confidence by investors, suppliers and employees.

The anti-takeover provisions in our charter, our stockholder rights plan and certain provisions of Delaware law could prevent a third party from acquiring us or limit the price that investors may be willing to pay for shares of our common stock.

Provisions of our Restated Certificate of Incorporation, as amended and our amended and restated bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Endocare. Our Restated Certificate of Incorporation, as amended, authorizes our board of directors to issue preferred stock without stockholder approval. Depending on the rights and terms of any series of preferred stock created, and the reaction of the market to the series, the rights or the value of your Endocare common stock could be negatively affected. For example, subject to applicable law, the board of directors could create a series of preferred stock with preferential rights to dividends or assets upon liquidation, or with superior voting rights to the existing common stock. In addition, we have adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. The stockholder rights plan is currently scheduled to terminate on April 15, 2009. These provisions may prevent or delay a third party from acquiring us, even if doing so would be beneficial to our stockholders.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of Endocare. The foregoing factors could reduce the price that investors or an acquirer might be willing to pay in the future for shares of our common stock. Our board of directors has taken all action necessary to exempt Galil’s shareholders and the purchasers in the Financing from the anti-takeover provisions of Section 203 of the Delaware General Corporation Law as it relates to shares of Endocare common stock acquired in the Merger and the Financing.

The issuance of common stock in the Merger and the Financing will trigger an ownership change that will negatively impact our ability to utilize net operating loss and capital loss deferred tax assets in the future.

As of December 31, 2008, we had a domestic federal net operating loss carryforward of approximately $131.1 million. Companies are subject to a change of ownership test under Section 382 of the Code that, if met, can limit the annual utilization of the carryforward. We believe such test will be met as a result of the issuance of common stock in the Merger and Financing.

Generally, under that section, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long term tax exempt rate (presently 5.49 percent) and the value of our common stock immediately before the ownership change. Our ability to utilize depreciation deductions during the five-year period following the ownership change would also be limited under Section 382, together with NOLs, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change.

Similar rules under Section 383 of the Code will also limit our ability to utilize capital loss carryforwards. As of December 31, 2008, we had domestic federal capital loss carryforwards of approximately $39.6 million.

Because an ownership change will be triggered as a result of the issuance of common stock in the Merger and the Financing, our ability to use the net operating loss carryforward and capital loss carryforwards to offset future income will be substantially limited. Therefore, we may suffer higher-than-anticipated tax expense, and consequently lower net income, in those future years.

Risks Related to the Merger

If the proposed Merger with Galil is consummated, Endocare’s business could suffer materially and Endocare’s stock price could decline.

Subject to receipt of regulatory approvals, including the closing of the pending investigation by the FTC, and approvals by Endocare stockholders and Galil shareholders, Endocare is seeking to close the transactions in the second quarter of 2009. If the proposed Merger is consummated, Endocare may be subject to a number of material risks, and its business could be adversely affected, including the following:

•	some of Endocare’s suppliers, distributors and other business partners may seek to adversely change or terminate their relationships with Endocare as a result of the consummation of the Merger;

•	as a result of the consummation of the Merger, current and prospective employees could experience uncertainty about their future roles within the combined company, and this uncertainty may adversely affect Endocare’s ability to retain its key employees, who may seek other employment opportunities;

•	as a result of the Merger, Endocare may assume significant known and unknown liabilities of Galil, including liabilities with respect to taxes; and

•	Endocare’s management team may be distracted from day to day operations as a result of the consummation of the Merger and the required integration processes.

We can give no assurance that we will be able to successfully complete and integrate the acquisition of Galil.

In addition, the market price of Endocare’s common stock after the Merger may decline for a number of other reasons, including if:

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated, if at all, by the combined company or financial or industry analysts;

•	the dilution of Endocare’s outstanding common stock as a result of the issuance of shares of common stock in the Merger and the Financing may negatively affect the trading price of Endocare’s common stock; or

•	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either party can refuse to complete the Merger if there is a material adverse change affecting the other party between the date of the Merger Agreement and the closing. However, some types of changes do not permit either party to refuse to complete the Merger, even if such changes would have a material adverse effect on Endocare or Galil, including the following:

•	changes or proposed changes in law or accounting standards or interpretations thereof applicable to Endocare or Galil; provided that such changes do not have a materially disproportionate effect on Endocare or Galil, as the case may be, relative to other companies operating in their industry;

•	changes in global, national or regional economic or political conditions (including acts of war (whether or not declared), armed hostilities, sabotage, military actions or the escalation thereof (whether underway on the date of execution of the Merger Agreement or thereafter commenced), and terrorism) or in general financial, credit, business, or securities market conditions, including changes in interest rates or the availability of credit financing; provided that such changes do not have a materially disproportionate effect on Endocare or Galil, as the case may be, relative to other companies operating in their industry;

•	changes generally applicable in the industries in which Endocare and Galil operate;

•	any failure of Endocare or Galil, as the case may be, to meet internal or analysts’ estimates, projections or forecasts of revenues, earnings or other financial or business metrics (it being understood that the cause of any such failure may be taken into consideration when determining whether a material adverse change has occurred or would be reasonably likely to occur); or

•	a decline in the market price, or a change in the trading volume, of the capital stock of Endocare (it being understood that the cause of any such decline or change may be taken into consideration when determining whether a material adverse change has occurred or would be reasonably likely to occur).

If adverse changes occur but Endocare and Galil must still complete the Merger, the combined company’s operating results and financial condition may be materially and adversely impacted and Endocare’s stock price may suffer.

Ownership of Endocare’s common stock may be highly concentrated after consummation of the Merger and the Financing.

After consummation of the Merger and the Financing, certain stockholders will have beneficial ownership of significant blocks of Endocare’s outstanding common stock. Such stockholders, acting individually or as a group, will have substantial influence over the outcome of a corporate action of Endocare requiring stockholder approval, including the election of directors, any approval of a merger, consolidation or sale of all or substantially all of Endocare’s assets or any other significant corporate transaction, even if the outcome sought by such stockholders is not in the interest of Endocare’s other stockholders. These stockholders, acting as a group, may also delay or prevent a change in control of Endocare, even if such change in control would benefit the other stockholders of Endocare. In addition, pursuant to the Stock Purchase Agreement, if a purchaser defaults on its obligation to purchase shares in the Financing, the other parties to the Stock Purchase Agreement may acquire the defaulting party’s shares up to a maximum of 35% of the then outstanding shares of Endocare common stock after the Merger and the Financing. This could result in one or more stockholders owning more shares of Endocare’s outstanding common stock than currently expected. The significant concentration of stock ownership may adversely affect the value of Endocare’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The required repayment of pre-merger bridge financing of Galil will decrease the funds available to Endocare after consummation of the Merger and the Financing.

Galil’s revenues have not been sufficient to sustain its operations, and Galil has secured additional required funds through bridge loans from certain current shareholders of Galil, which will be repaid out of the proceeds of the Financing. As of March 4, 2009, the amount of such bridge financing is $1.4 million. Galil may be required to seek additional external funding from such date until the closing of the Merger through one or more additional bridge loans. It is expected that such loans would also be repaid out of the proceeds of the Financing, which would reduce the amount of funds available to Endocare after consummation of the Merger and the Financing. The amounts to be repaid will include interest, which accrues at 18% per annum compounding monthly.

Antitrust authorities may attempt to delay or prevent consummation of the Merger.

Although Endocare is not required to make a pre-merger filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) with the FTC and Antitrust Division of the United States Department of Justice (the “DOJ”), the FTC has opened an investigation into whether the proposed Merger violates Section 7 of the Clayton Act, as amended, 15 U.S.C. §18, or Section 5 of the FTC Act, as amended, 15 U.S.C. §48. The parties are cooperating fully with the FTC’s investigation and are in the process of providing the FTC with information and materials. Endocare cannot provide any assurance that the FTC or DOJ will not place restrictions on the Merger or that there will not be any adverse consequences to the business of Endocare or Galil resulting from conditions that could be imposed in connection with any actions taken by the FTC or DOJ, including required licensing, divestitures or operating restrictions upon Endocare or the combined company. In addition, Endocare cannot provide any assurance that the FTC’s investigation will not delay or prevent consummation of the Merger. The Merger is conditioned upon (i) the lack of any governmental authority being in the process of investigating or conducting proceedings regarding the Merger, the Merger Agreement or transactions contemplated thereby that upon reasonable determination by Endocare or Galil would lead to the consummation of the Merger being enjoined and (ii) no court or other authority prohibiting the consummation of the Merger.

Endocare may assume significant tax liabilities of Galil with respect to which it may be dependent on third parties for indemnification or for which it may not be entitled to indemnification at all.

Endocare may assume significant potential tax liabilities of Galil in connection with the Merger, which, if adversely determined, could be substantial. While certain major shareholders of Galil have agreed to indemnify Endocare for any losses incurred by Endocare arising from certain specified tax liabilities assumed in the Merger in excess of $2 million, Endocare is not entitled to indemnification for the amount of any such tax liability incurred in an amount less than $2 million, except to the extent of the value of the Escrow Shares remaining in the indemnity escrow fund pursuant to the Merger Agreement, at the time a claim for indemnification is made. In addition, Endocare cannot be assured that the Galil shareholders that have agreed to indemnify Endocare for such tax liabilities will have the resources to pay it in such event, or that Endocare will be able to recover such amounts.

Endocare’s stockholders and Galil’s shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger and the Financing.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Merger, Endocare’s stockholders and Galil’s shareholders will have experienced substantial dilution of their ownership interest in connection with the Merger and the Financing without receiving any commensurate benefit.

During the pendency of the Merger, Endocare may not be able to implement desirable business decisions or enter into a business combination with another party because of restrictions in the Merger Agreement.

Covenants in the Merger Agreement impede the ability of Endocare to take any actions that are not in the ordinary course of business pending completion of the Merger. As a result, whether or not the Merger is completed, Endocare may be at a disadvantage to its competitors. In addition, while the Merger Agreement is in effect, and subject to limited exceptions, Endocare is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of Endocare’s common stock, a tender offer for Endocare’s common stock, or a merger or other business combination outside the ordinary course of business, whether or not any such transactions are favorable to Endocare’s stockholders.

The lack of a public market for Galil’s shares makes it difficult to evaluate the fairness of the Merger consideration payable to the Galil shareholders, and the Galil shareholders may receive consideration in the Merger that is greater than the fair market value of Galil’s shares.

The outstanding capital stock of Galil is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Galil. Since the percentage of

Endocare’s equity to be issued to Galil’s shareholders was determined based on negotiations between the parties, it is possible that the value of Endocare’s common stock to be issued in connection with the Merger will be greater than the fair market value of Galil.

If any of the events described in “Risks Associated with Endocare’s Business,” “Risks Related to Galil” or “Risks Related to Endocare and the Combined Company and the Industry in Which They Will Operate” occur, those events could cause the potential benefits of the Merger not to be realized.

Following the effective time of the Merger, the combined company will be susceptible to many of the risks described in the sections herein entitled “Risks Associated with Endocare’s Business,” “Risks Related to Galil” and “Risks Related to Endocare and the Combined Company and the Industry in Which They Will Operate.” To the extent any of the events in the risks described in those sections occur, those events could cause the potential benefits of the Merger not to be realized and the market price of the combined company’s common stock to decline.

If the proposed Merger with Galil is not consummated, Endocare’s business could suffer materially and Endocare’s stock price could decline.

The consummation of the proposed Merger with Galil is subject to a number of closing conditions. Subject to receipt of regulatory approvals, including the closing of the pending investigation by the FTC, and approvals by Endocare stockholders and Galil shareholders, Endocare is seeking to close the transaction in the second quarter of 2009. If the Merger is not consummated, Endocare may be subject to a number of material risks, and its business and stock price could be adversely affected, as follows:

•	Endocare has incurred and expects to continue to incur significant expenses related to the proposed Merger with Galil even if the Merger is not ultimately consummated;

•	The Merger Agreement contains covenants relating to Endocare’s solicitation of competing acquisition proposals and the conduct of Endocare’s business between the date of signing the Merger Agreement and the closing of the Merger. As a result, significant business decisions and transactions outside of the ordinary course of business before the closing of the Merger require the consent of Galil. Accordingly, Endocare may be unable to pursue business opportunities that would otherwise be in its best interest as a standalone company;

•	if the Merger Agreement is terminated after Endocare has invested significant time and resources in the transaction process, Endocare will have a limited ability to continue its current operations without obtaining additional financing to fund its operations;

•	The Financing is conditioned upon the consummation of the Merger and, thus, if the Merger is not consummated, Endocare may be forced to seek financing on less favorable terms or may not be able to secure financing at all, which may require Endocare to reduce or terminate operations;

•	Endocare could be obligated to pay Galil a $900,000 termination fee and to reimburse Galil for its expenses incurred in connection with the Merger and the Financing up to $850,000, as a result of the termination of the Merger Agreement, depending on the reason for the termination; and

•	Endocare’s customers, prospective customers, employees and other business partners, and investors in general, may view the failure to consummate the Merger as a poor reflection on Endocare’s business or prospects.

Risks Related to Galil

Galil is incorporated under the laws of, and its principal offices are located in, the State of Israel and therefore its business operations may be harmed by adverse political, economic and military conditions affecting Israel.

Galil is incorporated under the laws of, and its principal executive offices and research and development facilities are located in, the State of Israel. In addition, some of its subcontractors are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect its business. The Israeli economy has suffered in the past and may suffer in the future from instability, which may adversely affect Galil’s financial condition and results of operations.

Following the recession and the instability that characterized the Israeli economy during the years 2001 and 2003, the Israeli economy showed signs of improvement during 2004, 2005, 2006 and 2007. The Israeli economy has also been subject to significant changes, as a result of implementation of new economic policies and privatization. If the results of these changes are unsuccessful or the economic situation in Israel deteriorates, it may also adversely affect Galil’s financial conditions, its results of operations and its ability to obtain financing from Israeli banks.

In addition, since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely Galil’s operations. Since October 2000, terrorist violence in Israel has increased significantly, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. Recently, there has been a further escalation in violence among Israel, Hamas, the Palestinian Authority and other groups. In addition, since July 2006, there have been extensive hostilities along Israel’s northern border with Lebanon and in the Gaza Strip. Since June 2007, the Hamas militant group has taken over the Gaza Strip from the Palestinian Authority, and the hostilities along Israel’s border with the Gaza Strip have increased. Beginning in late December of 2008, open hostilities between Israel and Hamas in the Gaza Strip have intensified significantly. Ongoing and increased hostilities or other Israeli political or economic factors could harm Galil’s operations and product development and cause its sales to decrease. Furthermore, several countries still restrict business with Israel and Israeli companies. These restrictive laws and policies may seriously limit Galil’s ability, and that of the combined company, to sell its products in these countries.

Galil has a limited operating history with significant losses.

Galil has yet to establish any history of profitable operations. Galil has incurred losses from operations of $30.1 million, $9.9 million, $1.9 million, respectively, during the fiscal years ended December 31, 2008, 2007 and 2006. The loss of $30.1 million for the year ended December 31, 2008 includes a one-time non-cash charge of $16.8 million relating to goodwill impairment. As a result, at December 31, 2008, Galil had an accumulated deficit of $76.2 million. Galil has incurred net losses of $30.4 million, $9.5 million and $13.0 million, respectively, during the fiscal years ended December 31, 2008, 2007, and 2006. Galil had an operating cash flow deficit of $11.3 million, $3.8 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, Galil had cash and cash equivalents of $2.5 million.

As a result of Galil’s recurring operating losses and negative cash flows from operating activities, among other matters, Galil’s independent registered public accounting firm’s report on its financial statements as of and for the fiscal year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about Galil’s ability to continue as a going concern.

To date, Galil’s revenues have not been sufficient to sustain Galil’s operations. Galil expects that its revenues as a standalone company will not be sufficient to sustain its operations for the foreseeable future. There can be no assurances as to when or whether Galil will ever be profitable.

Tax benefits Galil receives through operating in Israel may be terminated or reduced in the future, which would increase Galil’s costs.

If Galil generates income, it may be able to take advantage of tax exemptions and reductions resulting from the “Approved Enterprise” and “Benefited Enterprise” status of Galil’s facilities in Israel. To remain eligible for these tax benefits, Galil must continue to meet certain conditions, including making specified investments in property and equipment. If Galil fails to meet these conditions in the future, the tax benefits would be canceled. In addition, these tax benefits may not be continued in the future at their current levels or at any level. The termination or reduction of these tax benefits may increase Galil’s expenses in the future, which would reduce its expected profits or increase its losses. Additionally, if Galil increases its activities outside of Israel, the increased activities generally will not be eligible for inclusion in Israeli tax benefit programs. Under the original approved plan, Galil enjoyed a tax holiday for the years 2001 through 2003. On January 1, 2004 the plan was cancelled. A base turnover was determined at

$2.5 million dollars. Galil received the Investment Center’s approval for its second plan and will be entitled to a tax holiday for 10 years commencing on the first year of taxable income (but not later than the year 2016).

On September 2007, Galil applied to the Israeli tax authority for approval of a new “Benefited Enterprise” status and requested the year 2007 to be the year of election. Galil expects to receive the taxation decision soon.

The Israeli government grants Galil has received for research and development expenditures restrict its ability to manufacture products and transfer technologies outside of Israel and require it to satisfy specified conditions.

Until 2003, Galil received grants totaling $2.3 million from the government of Israel through the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (“OCS”), including the Magnet Division, for the financing of a portion of its research and development expenditures for its cryoablation products. Under Israeli law, Galil is prohibited from manufacturing products incorporating know-how developed with grants from the OCS outside of Israel, unless prior approval of a governmental committee is obtained. Even if Galil receives approval to manufacture its products outside of Israel, it may be required to pay an increased total amount of royalties, which may be up to 300% of the aggregate grants amount plus interest (less royalties which have been paid to date), depending on the manufacturing volume that is performed outside of Israel. These restrictions may impair its ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, Galil is prohibited from transferring to third parties the technology developed with these grants without the prior approval of a governmental committee and, possibly, the payment of a fee.

Galil’s operations may be disrupted by the obligation of its personnel to perform military service.

Some of Galil’s officers and employees in Israel are obligated to perform annual military reserve duty in the Israeli Defense Forces and may be called to active duty under emergency circumstances at any time. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Galil’s operations could be disrupted by the absence for a significant period of one or more of its officers or key employees or a significant number of its other employees due to reserve duty. Any such disruption in Galil’s operations may harm its business.

Galil is subject to risks arising from currency exchange rates, which could increase its costs and may have a negative effect on its results of operations.

A majority of Galil’s revenues and a substantial portion of its expenses are denominated in U.S. dollars. However, a small portion of its revenues and a portion of its costs, including manufacturing and research and development, are incurred in New Israeli Shekels and Euro. Inflation in Israel or Europe or a weakening of the U.S. dollar against other currencies may have the effect of increasing the U.S. dollar cost of Galil’s operations in that jurisdiction, which may have a material adverse impact on its results of operations. During 2007, the New Israeli Shekel appreciated against the U.S. dollar by approximately 9%, which contributed to a significant increase in the U.S. dollar cost of Galil’s operations in Israel. In addition, during 2007, the Euro appreciated against the U.S. dollar by approximately 11.7%, which contributed to a significant increase in the U.S. dollar cost of Galil’s operations in Europe. During 2008 the New Israeli Shekel appreciated against the U.S. dollar by approximately 2%, and the Euro depreciated against the U.S. dollar by approximately 5%. If the U.S. dollar continues to decline in value in relation to one or more of these currencies, it will become more expensive for Galil to fund its operations in the jurisdictions that use those other currencies.

Although Galil may use hedging techniques to reduce the risk associated with fluctuations in currency exchange rates, it may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on Galil’s results of operations.

Risks Related to Endocare and the Combined Company and the Industry in Which They Will Operate

We may require additional financing in the future to sustain our operations and without it we may not be able to continue operations.

Endocare and Galil have each historically incurred losses from operations and experienced negative cash flows. As of December 31, 2008, Endocare and Galil had combined cash and cash equivalents of $5.1 million. We currently anticipate that the cash proceeds from the Financing will provide the combined company sufficient cash to enable it to reach positive adjusted EBITDA. However, we can give no assurance that we will be able to successfully integrate the acquisition of Galil and achieve positive adjusted EBITDA, or that this will be done without the need for additional capital.

In addition, as a result of each of Endocare’s and Galil’s historical operating losses, among other matters, the reports of each company’s respective independent registered public accountant on the companies’ financial statements as of and for the fiscal year ended December 31, 2008 included an explanatory paragraph expressing substantial doubt about each company’s ability to continue as a going concern.

As a result, we may be required to seek additional capital, whether from sales of equity or by borrowing money, to fund our operations. The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or strength could adversely affect our ability to obtain necessary funds.

Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders will result. In addition, our Restated Certificate of Incorporation, as amended, also authorizes our board of directors to issue “blank check” preferred stock without stockholder approval. If any such series of preferred stock was created, depending on the rights and terms of any new series created, and the reaction of the market to the series, the rights or the value of our common stock could be negatively affected. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital.

In addition, under our current credit agreement with Silicon Valley Bank, which expires on May 27, 2009, funds available for borrowing under this facility are based on eligible trade receivables and inventory as defined therein. The credit agreement contains a subjective acceleration clause and a requirement to maintain a lockbox with the lender to which all receivable collections are deposited. Under the subjective acceleration clause, the lender may accelerate repayment of amounts borrowed and/or cease making advances to us if it determines that a material adverse change has occurred in our business or our ability to meet our obligations under the credit agreement. In addition, the proceeds from the lockbox will be applied to reduce the outstanding borrowings upon an event of default (including the occurrence of a material adverse change) or if trigger events occur. Our ability to access funds under the credit agreement is subject to our ability to meet all restrictive covenants and comply with all representations and warranties.

Our success is reliant on the acceptance by doctors and patients of our cryoablation systems as a preferred treatment for tumor ablation.

Cryoablation has existed for many years, but has not been widely accepted primarily due to concerns regarding safety and efficacy and widespread use of alternative therapies. Because the technology previously lacked precise monitoring capabilities, prostate cryoablation procedures performed in the 1970’s resulted in high cancer recurrence and negative side effects, such as rectal fistulae and incontinence, and gave cryoablation treatment negative publicity. To overcome these negative side effects, we have developed ultrasound guidance and temperature sensing to enable more precise monitoring in our cryoablation systems. Nevertheless, we need to overcome the earlier negative publicity associated with cryoablation in order to obtain market acceptance for our products. In addition, use of our cryoablation systems requires significant physician education and training. As a result, we may have difficulty obtaining adoption of the technology and recommendations and endorsements of physicians and patients for our cryoablation systems. We may also have difficulty raising the brand awareness necessary to generate interest in our cryoablation systems. Any adverse side effects, including impotence or incontinence, recurrence of cancer or future reported adverse events or other unfavorable publicity involving patient outcomes from the use of cryoablation, whether from our products or the products of our competitors, could adversely affect acceptance of cryoablation. In addition, emerging new technologies and procedures to treat prostate cancer may negatively affect the market acceptance of cryoablation. If our cryoablation systems do not achieve broad market acceptance, we will likely remain unprofitable.

If we are unable to continue to enhance our cryoablation systems, our business will suffer.

Our growth depends in part on continued ability to successfully develop, manufacture and commercialize enhancements to our cryoablation systems. We may experience difficulties that could delay or prevent the successful development, manufacturing and commercialization of these products. As a result of our financial condition, we have had to forgo making investments in research and development expenditures, and in some cases have had to eliminate projects and reduce spending. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome before obtaining necessary regulatory or reimbursement approvals. In addition, our competitors may succeed in developing commercially viable products or alternative technologies that render our products obsolete or less attractive. Failure to successfully develop, manufacture and commercialize new products and enhancements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our intangible assets could become impaired.

Intangible assets acquired in a purchase, such as intellectual property or developed technology, are generally amortized over various periods depending on their anticipated economic benefits or useful lives. Long-lived assets, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. Following a review, if such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Any impairment could have a material adverse effect on our financial conditions and results of operations.

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

The medical device industry generally, and the cancer treatment market in particular, are characterized by rapid technological change, changing customer needs and frequent new product introductions. If our competitors’ existing products or new products are more effective than or considered superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from companies offering other treatment options, including radical prostatectomy, radiation therapy and hormone therapy. If we are successful in penetrating the market for treatment of prostate cancer with our cryoablation treatment, other medical device companies may be attracted to the marketplace. Many of our competitors and potential competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed to treat cancer. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approval and introduce and commercialize products before we do. These developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

International market acceptance of our products may depend, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all, and international reimbursement approvals, once obtained, may be subsequently withdrawn or reduced. Our failure to receive and maintain international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought.

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

Our success will depend to a significant degree on our ability to secure and protect intellectual property rights and to enforce patent and trademark protections relating to our technology. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our other intellectual property rights. Litigation could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, even if we prevail in litigation, the litigation would be costly in terms of management distraction as well as in terms of cash resources. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements could be breached or that they might not be enforceable in every instance, and that we might not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

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

Should third parties file patent applications or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine the relative priorities of our inventions and the third parties’ inventions. We could also be required to participate in interference proceedings involving our issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. If we are required to license rights from a third party, such license may be expensive and on terms that are unacceptable to us.

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

If we are unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, we would have to redesign our products to avoid infringing a third party’s patent and could temporarily or permanently have to discontinue manufacturing and selling some or all of our products. If this were to occur, it would negatively impact future sales and, in turn, our business, financial condition, results of operations and cash flows.

Our ability to conduct medical research and receive medical information may be hampered by the privacy regulations developed under the Health Insurance Portability and Accountability Act of 1996, referred to as “HIPAA.”

The privacy regulations of HIPAA place limitations on a “covered entity’s” use and disclosure of identifiable patient information, including research data. While Endocare is not a “covered entity” under HIPAA, Endocare’s relationships with covered entities, such as hospitals and physicians, sometimes implicate HIPAA. We believe that we have implemented appropriate measures to ensure that our relationships with covered entities are appropriate and consistent with HIPAA. However, there are many uncertainties remaining about how HIPAA applies to medical device companies, and no assurance can be given that HIPAA will not be interpreted in a manner that will hamper our ability to conduct medical research and receive medical information for other purposes as well.

If we fail to obtain or maintain necessary regulatory clearances or approvals for products, or if approvals are delayed or withdrawn, we will be unable to commercially distribute and market our products or any product modifications.

Government regulation has a significant impact on our business. Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the Food and Drug Administration (the “FDA”) has broad authority under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) to regulate the development, distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions, which vary from country to country. The process of obtaining FDA and other required regulatory clearances and approvals (collectively, “regulatory approvals”) is lengthy and expensive. We may not be able to obtain or maintain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, new or additional governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of our products. Any of these actions by the FDA or foreign regulatory authority, or change in FDA regulations or those of a foreign regulatory authority, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain such regulatory approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. In addition, regulatory approvals can be withdrawn for failure to comply with regulatory standards or as a result of unforeseen problems following initial marketing. We may not be able to obtain or maintain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such regulatory approvals, the loss of previously obtained regulatory approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be required to modify our agreements, operations, marketing and expansion strategies in response to changes in the statutory and regulatory environment.

We regularly monitor developments in statutes and regulations relating to our business. However, we may be required to modify our agreements, operations, marketing and expansion strategies from time to time in response to changes in the statutory and regulatory environment. We plan to structure all of our agreements, operations, marketing and strategies in accordance with applicable law, although we can provide no assurance that our arrangements will not be challenged successfully or that required changes may not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business.

The FDA and similar governmental authorities in other countries have the authority to request and, in some cases, require the recall or similar actions for our products in the event of material deficiencies or defects in design, manufacture or labeling or in the event of patient injury. A governmental mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources and harm our reputation with customers and our business, impact our ability to distribute the recalled product in the future, require costly redesign or manufacturing changes and leave Endocare vulnerable to additional regulatory sanctions and product liability litigation.

We are subject to risks associated with doing business internationally.

The conduct of our business internationally is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

•	adverse changes in tariff and trade protection measures;

•	changes in foreign regulatory requirements;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	differing labor regulations;

•	differing product liability regimes;

•	changing economic conditions in countries where our products are sold or manufactured or in other countries;

•	differing local product preferences and product requirements, including regulatory requirements;

•	exchange rate risks;

•	restrictions on the repatriation of funds;

•	political unrest and hostilities;

•	differing degrees of protection for intellectual property; and

•	difficulties in coordinating and managing foreign operations.

In addition, foreign sales subject us to numerous stringent United States and foreign laws, including the Foreign Corrupt Practices Act (“FCPA”), and comparable foreign laws and regulations which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States and other business entities for the purpose of obtaining or retaining business. As we expand our international operations, there is some risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, which could constitute a violation by us of various laws including the FCPA, even though such parties are not always subject to our control. Safeguards that we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and overseas regulators, which could adversely affect our reputation, business, financial condition and results of operations.

Any of these factors, or any other international factors, could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we can successfully manage these risks or avoid their effects.

We could be negatively impacted by future interpretation or implementation of the federal anti-kickback and Stark Laws and other federal and state anti-self-referral and anti-kickback laws.

The Centers for Medicare & Medicaid Services (“CMS”) recently issued a final rule which includes amendments to the regulations that implement the physician self-referral law (Section 1877 of the Social Security Act), popularly known as the “Stark Law.” Certain elements of the final rule that will be effective October 1, 2009 likely will require restructuring of our contracts with physician-owned entities that provide equipment and services in connection with our arrangements to furnish equipment, products and services to hospitals. CMS is prohibiting “per-click” lease arrangements in which a physician-owned entity is the lessor and receives a “per-click” payment, either directly or indirectly, from a provider of “designated health services” (“DHS”) such as a hospital for space or equipment used by the hospital in the provision of services to patients who were referred by the lessor to the lessee. These arrangements where we hold the hospital contract and subcontract with a physician-owned entity constitute less than 20% of our urology business, and we are actively pursuing various restructuring options. At this time, we are unable to predict whether, and to what the extent, such restructuring will affect our business or future business arrangements, but there is no guarantee that it will not have an adverse effect on our business.

In addition, for the same reasons as noted above, by October 1, 2009, physician-owned entities that purchase our equipment and disposables and then furnish the equipment, disposables, and technical support services to hospitals on a “per click” basis will be required to restructure their “per click” contracts with the hospital or potentially divest the physician-owners. Although there is a reasonable position at this time that these entities can avoid divesture of their physician-owners, these entities will likely have to be restructured to address the Stark Law rule change effective October 1, 2009. A significant percentage of the urology cases using our equipment in hospitals involves the aforementioned “per-click” arrangement. We understand that these entities are also actively pursuing potential restructuring options. We expect that our arrangements and those of our customers involved in furnishing our products will be fully compliant with the new regulatory requirements before the October 1, 2009 deadline. Although too early to assess, it is possible that such restructuring will have an adverse effect on our business. Interventional radiology services outside of the urology business that involve use of our products generally do not involve physician-owned businesses, and therefore will not be affected by the new rule.

The new rules also may make physician investment in mobile service providers and other ventures that purchase our equipment and products and furnish them to hospitals potentially less attractive. At this time, we are unable to predict whether, and to what extent, implementation of the changes made necessary by the new rules will affect our business or future business arrangements.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of medical devices. While we believe that we are reasonably insured against these risks, we may not maintain insurance in amounts or scope sufficient to provide us with adequate coverage. A claim in excess of our insurance coverage or not covered by our insurance carriers would have to be paid out of our cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, any product liability claim could harm our reputation in the industry and our business.

If our products are not accepted by the medical community, or if our products are replaced by new technologies, our business may suffer.

The success of our existing products depends on acceptance of these products by the medical community, which acceptance levels we cannot predict. The success of any products we develop in the future will depend on their adoption by our targeted markets. We cannot predict how quickly, if at all, the medical community will accept our future products, or the extent to which those products will be used. If we encounter difficulties introducing future products into our targeted markets, our operating results and business may be substantially impaired. In addition, new technologies and techniques or improvements on such technologies or techniques may be developed which may render obsolete our current products, along with those under development.

Our future growth is dependent upon the development of new products, which requires significant investment in research and development and clinical trials, and may not result in commercially viable products.

Our future growth is dependent upon the development of new products, which requires that significant resources be devoted to research and development activities and clinical trials. In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and new technology offerings. If we are unable to develop and launch new products as anticipated or if our R&D efforts do not achieve products with technical feasibility, or take longer than anticipated, our ability to maintain or expand our market position may be adversely impacted. As a result of our financial condition, we have had to forgo making investments in research and development expenditures, and in some cases, have had to eliminate projects and reduce spending.

Our success will depend on our ability to attract and retain key skilled personnel and if we are not successful, our business will be adversely affected.

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

Endocare and the combined company will be subject to each of the risks described in the sections above entitled “Risks Associated with Endocare’s Business” and “Risks Related to Galil.” If any of those risks occur, it may have a negative effect on our results of operations and our stock price could decline.

Following the effective time of the Merger, Endocare and the combined company will be subject to each of the risks described in the sections above entitled “Risks Associated with Endocare’s Business” and “Risks Related to Galil.” If any of those risks occur, it may have a negative effect on our results of operations and our stock price could decline.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

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

Endocare is a party to lawsuits in the normal course of its business. Litigation and governmental investigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Significant judgments or settlements in connection with legal proceedings may have a material adverse effect on our business, financial condition, results of operations and cash flows. Other than as described below, we are not a party to any legal proceedings that we believe to be material.

Governmental Legal Proceedings

The FTC has opened a preliminary investigation into whether the proposed Merger with Galil violates Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18, or Section 5 of the FTC Act, as amended, 15 U.S.C. § 48. The parties are cooperating fully with the FTC’s investigation and are in the process of providing the FTC with information and materials. Endocare cannot provide any assurance that the FTC’s investigation will not delay or prevent consummation of the Merger.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Endocare’s common stock is listed on the NASDAQ Capital Market under the symbol “ENDO.” On October 21, 2005, Endocare’s stock began to be quoted on the OTC Bulletin Board or “OTCBB.” On October 10, 2007, Endocare’s stock became listed on the NASDAQ Capital Market. The following table sets forth, for the periods indicated, the intraday high and low per share sales prices for Endocare’s common stock as reported on the OTCBB or the NASDAQ Capital Market, as applicable. All prices have been adjusted to reflect the one-for-three reverse stock split that occurred on August 20, 2007.

	High	Low

Year Ended December 31, 2008
First Quarter	$7.70	$5.03
Second Quarter	$7.00	$3.79
Third Quarter	$4.98	$1.16
Fourth Quarter	$1.76	$0.38
Year Ended December 31, 2007
First Quarter	$7.02	$4.86
Second Quarter	$8.85	$5.25
Third Quarter	$8.79	$5.91
Fourth Quarter	$10.00	$6.65

Holders

As of February 28, 2009, there were 213 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Dividends

Endocare has never declared or paid cash dividends on its capital stock. Endocare currently intends to retain earnings, if any, to finance the growth and development of its business, and does not expect to pay any cash dividends to its stockholders in the foreseeable future. Payment of future dividends, if any, will be at the discretion of Endocare’s board of directors.

Recent Sales of Unregistered Securities

None, except as previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1 — Business,” “Item 1A — Risk Factors,” and “Item 8 — Financial Statements and Supplementary Data,” as well as our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-

looking statements based on our current expectations. There are various factors — many beyond our control — that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. Some of these factors are described below and other factors are described elsewhere in this Annual Report on Form 10-K, including above under “Risks Factors” in Item 1A of this Annual Report on Form 10-K. In addition, there are factors not described in this Annual Report on Form 10-K that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

Today, our FDA-cleared Cryocare Surgical System is used in the treatment of prostate and renal cancers. Because of our initial concentration on prostate and renal cancers, the majority of our sales and marketing resources are directed toward the promotion of our technology to urologists. We also employ a dedicated sales team focused on the interventional radiology market in which our products are used to treat renal, liver and lung cancer and for palliative intervention. In addition to selling our cryoablation disposable products to hospitals and mobile service companies, we contract directly with hospitals for the use of our Cryocare Surgical System and disposable products on a fee-for-service basis. We intend to continue to identify and develop new markets for our cryoablation products and technologies, particularly in the area of tumor ablation.

Recent Events

On November 10, 2008, Endocare and Galil entered into the Merger Agreement, pursuant to which Orange Acquisition Ltd, (a newly-formed wholly owned subsidiary of Endocare) will merge with and into Galil, with Galil continuing after the Merger as the surviving company and a wholly owned subsidiary of Endocare. The Merger will be effected via the exchange of Endocare common stock and stock options for Galil’s outstanding ordinary shares and options.

At the effective time of the Merger, it is expected that 11,092,330 shares of Endocare common stock will be issued in the Merger. The exact conversion ratio cannot be calculated until immediately prior to the effective time of the Merger, but it is expected that approximately 33.0 ordinary shares of Galil will be converted into one share of Endocare common stock. Immediately following the effective time of the Merger and attributing ownership to Galil’s shareholders of the Endocare common stock to be deposited into the escrow (the Escrow Shares), Galil’s shareholders will own approximately 48.0%, and Endocare’s stockholders will own approximately 52.0%, of Endocare’s common stock, without giving effect to the shares issuable pursuant to the concurrent Financing described below. The Merger will have no effect on the number of shares of common stock of Endocare owned by existing Endocare stockholders. Subject to receipt of regulatory approvals, including the closing of the pending investigation by the FTC, and approvals by Endocare stockholders and Galil shareholders, we are seeking to close the Merger in the second quarter of 2009.

Concurrent with the execution of the Merger Agreement, Endocare and certain existing institutional accredited stockholders of Endocare and Galil entered into the Stock Purchase Agreement, relating to the private placement by Endocare of 16,250,000 shares of Endocare common stock at a purchase price of $1.00 per share. The offering gross proceeds to Endocare from the Financing are expected to be $16,250,000. The closing of the Financing is subject to the concurrent closing of the Merger and certain other conditions, including the sale of shares with a minimum aggregate purchase price of $12,000,000 and that Endocare’s common stock remains listed on the NASDAQ Capital Market or the Over-The-Counter Bulletin Board. Upon consummation of the Merger and the Financing, and attributing ownership to Galil’s shareholders of the Escrow Shares, Endocare stockholders will own approximately 38.5% of

Endocare’s outstanding common stock and the former shareholders of Galil will own approximately 61.5% of Endocare’s outstanding common stock. Primarily as a result of this factor, the Merger will be accounted for as a reverse acquisition and equity recapitalization in accordance with U.S. generally accepted accounting principles. Under this method of accounting, after completion of the Merger and the Financing, Endocare will be treated as the “acquired” company for financial accounting and reporting purposes, and the combined entity’s results of operations prior to completion of the Merger will be those of Galil. We are obligated to pay a transaction fee of $800,000 and a percentage of the Financing proceeds (estimated to be approximately $265,000) to our financial advisor and placement agent upon the closing of the Merger and Financing.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by Endocare stockholders and those of Galil. As a condition to the parties entering into the Merger Agreement, certain of Galil stockholders who in the aggregate own approximately 97.5% of Galil stock on an as if converted to common stock basis, have entered into voting agreements whereby they have agreed to vote in favor of the transactions contemplated by the Merger Agreement subject to the terms of the voting agreements.

The Merger Agreement terminates pursuant to its terms if the Merger has not occurred on or prior to June 30, 2009, unless the parties agree otherwise. The Merger Agreement contains certain other termination rights for both Endocare and Galil, including each party’s right to terminate the Merger Agreement in the event the other party’s available cash drops below $1.0 million for more than ten business days. Upon termination of the Merger Agreement for specified breaches and certain similar circumstances, either party may be required to pay the other party a termination fee of $900,000 and, in some circumstances, reimburse the other party for expenses incurred in connection with the Merger, up to a maximum of $850,000.

The Merger Agreement and Stock Purchase Agreement, which have been filed as exhibits to this Annual Report on Form 10-K, have been included as exhibits to provide you with information regarding the terms of the transactions described therein and are not intended to provide any other factual information or disclosure about Endocare, Galil or the investors in the Financing. The representations, warranties and covenants contained in the Merger Agreement and Stock Purchase Agreement were made only for purposes of such agreements and as of a specific date, were solely for the benefit of the parties to such agreements, may be subject to limitations agreed upon by the contracting parties, including being qualified by disclosure schedules made for the purposes of allocating contractual risk between the parties thereto instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations and warranties may change after the dates of the Merger Agreement and the Stock Purchase Agreement, which subsequent information may or may not be fully reflected in Endocare’s public disclosures. Investors are not third-party beneficiaries under the Merger Agreement or the Stock Purchase Agreement and, in light of the foregoing reasons, should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Endocare, Galil, Orange Acquisitions, Ltd., the investors in the Financing or any of their respective subsidiaries or affiliates. Information regarding Endocare is provided elsewhere in this Annual Report on Form 10-K and Endocare’s other SEC filings, which are available at www.endocare.com and on the SEC’s website at www.sec.gov.

Strategy and Key Metrics

Our strategy is to strengthen cryoablation’s position in the prostate and renal cancer markets, and further develop and increase the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and palliative intervention (treatment of pain associated with metastases). At the same time, we seek to achieve penetration across additional markets with our proprietary cryoablation technology.

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

Our primary objective is to improve the penetration of cryoablation, which we have historically measured in terms of the estimated number of domestic cryoablation procedures performed with our Cryocare Surgical System, which we calculate using two primary components. The first component is the actual number of cryoablation cases for which we perform the service element on behalf of the healthcare facility and provide the required disposable products. In the second, we compute a procedure case equivalent based on direct sales of our cryoablation disposable products (without the service element) by using the expected disposable product usage for each procedure for those sales. In 2005, we began gradually shifting our revenue model from providing the service component of our cryoablation procedure (revenues from cryoablation procedure fees) to focusing on selling our cryoablation disposable products without responsibility for the service element of the procedure (revenues from sales of cryoablation disposable products), thereby reducing the incremental revenues associated with our business in favor of a more straightforward disposable sales model. We did so recognizing that this strategic business model change would result in a flattened revenue curve until the change was complete since the average revenue per case where we only sell the disposables is less than that for a case where we also provide the service component. Because of that, we continued to communicate the estimated number of procedures performed each quarter so that the users of our financial information could monitor market adoption and progress within our markets.

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

The following tables summarize for the periods presented the total estimated domestic cryoablation procedures our customers performed or which are represented by the procedure case equivalent we computed from sales of our cryoablation disposable products. We also summarize the number of probes sold for each period. We are providing this summary to allow users of the financial information greater clarity regarding the transition from the former metric (procedure growth) we reported to the new metric (revenue growth measured by the number of probes sold) we will report going forward.

	Year Ended December 31,			Three Months Ended December 31,
	2006	2007	2008	2007	2008

Estimated domestic cryoablation procedures	7,802	9,373	9,358	2,269	2,236
Number of cryoprobes sold
Straight probes	33,598	38,909	37,029	9,057	9,012
Right-angle probes	4,590	6,308	8,113	1,671	2,055

Total	38,188	45,217	45,142	10,728	11,067

The number of cryoprobes sold represents the domestic sales of cryoprobes during the periods presented. Straight probes are typically, although not always, used in prostate procedures and right-angle probes are typically used in procedures other than prostate procedures.

We recently conducted a thorough review of our 2008 performance, including the number and types of cases performed by each of our physician customers. This review suggested that urology prostate cancer cases were impacted primarily by the emergence of robotic prostatectomy and intensity-modulated radiation therapy (IMRT). In the financial results press release that we issued on August 6, 2008, we announced a number of initiatives to help us regain the growth that we have demonstrated in the past. The initiatives include programs intended to impact the number of new physicians trained, increase revenues from our existing customers and communicate directly and more broadly with patients to educate them about the significant benefits of cryoablation. The programs include additional new urology sales personnel, significantly enhanced patient outreach and advertising and programs that assist our existing physician customers in reaching more patients through community-based marketing. An important element of these programs is an increased emphasis on focal cryoablation, since we believe that this is an area where we have a potentially substantial competitive advantage.

Results of Operations

Revenues and cost of revenues from continuing operations related to the following products and services for the three-year period ended December 31, 2008 are as follows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Revenues:
Product sales:
Cryoablation disposable products	$13,948	$21,157	$22,864
Cryocare Surgical Systems	1,096	1,573	1,511

	15,044	22,730	24,375
Cryoablation procedure fees	12,298	6,418	6,693
Cardiac royalties	604	386	511
Other	44	153	(17)

	$27,990	$29,687	$31,562

Cost of revenues:
Cryoablation disposable products and procedure fees	$11,541	$9,006	$9,408
Cryocare Surgical Systems	802	774	527

	$12,343	$9,780	$9,935

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

General and administrative expenses primarily consist of salaries and related benefits and overhead costs for employees and activities in the areas of legal affairs, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants are also included where their services are related to general and administrative activities. This category also includes reserves for bad debt, and litigation losses less amounts recoverable under our insurance policies. Litigation reserves and insurance recoveries are recorded when such amounts are probable and can be reasonably estimated. In the 2008 period, general and administrative expenses also included certain costs related to our pending merger with Galil.

We account for equity awards to employees and non-employee directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R). As of December 31, 2008, there was $0.9 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 0.7 years less any stock options forfeited prior to vesting. Unrecognized compensation for restricted stock units was $1.7 million as of December 31, 2008 (assuming that all service and performance conditions will be met) and will be recognized over a weighted average period of 0.9 years. Compensation costs related to restricted stock units is recorded over the service period (2007 through 2009) if it is probable the performance conditions (profitability and sales goals) will be satisfied. Stock-based compensation expense recorded in the years ended December 31, 2008, 2007 and 2006 was $1.2 million, $3.9 million, and $2.8 million respectively. The expense for 2008 is net of a cumulative adjustment to reverse $1.3 million in previously recorded expense due to a change in vesting probability and forfeitures from terminations.

Costs, expenses, gains and losses from continuing operations for the three-year period ended December 31, 2008 are as follows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cost of revenues	$12,343	$9,780	$9,935
Research and development	2,781	2,555	2,346
Selling and marketing	15,195	14,855	14,619
General and administrative	13,107	12,506	13,078
Gain on recovery of note receivable	—	—	(750)
Investment impairment	—	—	918
Gain on legal settlement	—	(677)	—

Total costs and expenses	$43,426	$39,019	$40,146

Interest income, net	$452	$391	$168
Interest expense related to common stock warrants	$3,716	$—	$—

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Cryoablation disposable products	$22,864	$21,157	$1,707	8.1%
Cryocare Surgical Systems	1,511	1,573	(62)	(3.9)%

	24,375	22,730	1,645	7.2%
Cryoablation procedure fees	6,693	6,418	275	4.3%
Cardiac royalties	511	386	125	32.4%
Other	(17)	153	(170)	(111.1)%

	$31,562	$29,687	$1,875	6.3%

The number of cryoprobes sold during the year ended December 31, 2008 decreased by approximately 0.2 percent to 45,142 compared to 45,217 probes sold during this same period in 2007. The reduction in revenue was offset by higher average sales prices of probes sold and used in procedures, which increased 7.2 percent during the year ended December 31, 2008 compared to this same period in 2007. This is primarily the result of migration of sales to higher priced probes and secondarily to certain increases implemented in the second quarter. Sales of straight probes, which are typically, although not always, used in prostate cancer procedures decreased 4.8 percent and right-angle probes, which are typically used in procedures other than prostate cancer procedures, increased 28.6 percent.

Revenues from sales of Cryocare Surgical Systems decreased as a result of fewer sales of such systems primarily in domestic markets. Cardiac royalty revenues increased for the year ended December 31, 2008 over the same period in 2007 due to increased sales by the licensee. Other revenues decreased due to a one-time non-refundable payment received under a term sheet with a potential collaboration partner in 2007. The term sheet was subsequently terminated without the parties reaching a definitive agreement.

Cost of Revenues

	Year Ended
	December 31,
	2008	2007	$ Change
	(Dollars in thousands)

Cost of revenues	$9,935	$9,780	$155
Percent of revenues	31.5%	32.9%

Costs of revenues increased as a result of an increase in the provision for excess and obsolete inventory of $0.3 million offset by a decrease in salary and stock compensation expense of $0.1 million.

Gross Profit and Gross Margin

	Year Ended
	December 31,
	2008	2007	$ Change
	(Dollars in thousands)

Cryoablation disposable products and procedure fees	$20,149	$18,569	$1,580
Cryocare surgical systems	984	799	185
Cardiac royalties and other	494	539	(45)

	$21,627	$19,907	$1,720

	Year Ended
	December 31,		Percentage Point
	2008	2007	Change
	(Percent of revenues)

Cryoablation disposable products and procedure fees	63.8%	62.6%	1.2%
Cryocare surgical systems	3.1%	2.7%	0.4%
Cardiac royalties and other	1.6%	1.8%	(0.2)%

	68.5%	67.1%	1.4%

We have continued to reduce manufacturing costs for our cryoablation disposable products and surgical systems, while increasing efficiencies in production. In addition, gross margins were negatively affected during the year ended December 31, 2007 by transactions where we allowed certain customers to upgrade to our Cryocare CS System from a previous generation of our Cryocare Surgical System with nominal additional payment.

Research and Development Expenses

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Research and development expenses	$2,346	$2,555	$(209)	(8.2)%
Percent of total revenues	7.4%	8.6%

The decrease was primarily attributable to a reduction in the bonus expense of $0.1 million and stock-based compensation expense of $0.1 million. Expenses related to clinical studies for the year ended December 31, 2008 have remained consistent with the same period of last year. In both 2008 and 2007, we have focused a significant portion of our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage.

Selling and Marketing Expenses

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Selling and marketing expenses	$14,619	$14,855	$(236)	(1.6)%
Percent of total revenues	46.3%	50.0%

The decrease in selling and marketing expenses primarily related to reductions in incentive compensation of $0.4 million, reductions in the training expenses for new physicians of $0.2 million and a reduction in stock-based compensation expense of $0.1 million. The total decrease of $0.7 million was offset by a $0.4 million increase in consulting expenses related to further development and enhancement of a database of cryoablation patients and treatment outcomes which we support and maintain as well as a $0.1 million increase in fees for trade shows. Included in selling and marketing expenses for the years ended December 31, 2008 and 2007 were $0.5 million and $0.7 million, respectively, in non-cash stock-based compensation expenses related to stock options, deferred stock units and restricted stock units.

General and Administrative Expenses

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

General and administrative expenses	$13,078	$12,506	$572	4.6%
Percent of total revenues	41.4%	42.1%

The change in 2008 is primarily due to reductions in stock-based compensation of $2.1 million, incentive compensation of $1.0 million and board of directors fees of $0.3 million. Offsetting the total decrease of $3.4 million was an increase in legal expenses of $0.8 million as a result of us having exhausted all remaining insurance coverage for indemnification matters relating to our former executives, legal and financial advisory expense related to the pending merger with Galil of $2.4 million and an increase in sales and use tax expenses of $0.3 million as a result of the settlement of liabilities related to previous years that did not recur in the 2008 period. The provision for bad debts in 2008 was also higher by $0.4 million due to a favorable change in estimate during 2007 regarding the expected collections of a note receivable we received in connection with our 2006 sale of Timm Medical.

Of the $4.0 million in legal expenses in 2008 (net of insurance recoveries), $1.8 million related to the legal proceedings of our former CEO and former CFO and $1.7 million related to legal expenses incurred from evaluating potential strategic opportunities, including the merger with Galil. These expenditures were recorded as general and administrative expenses as incurred since the transaction is not expected to occur until the second quarter of 2009, and these costs will be required to be expensed under Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. As of March 31, 2008, we exhausted all remaining insurance coverage for indemnification matters relating to our former executives. In August and October 2008, our indemnification agreements with our former CFO and former CEO respectively, were terminated. As a result of the termination agreements, we are no longer obligated to pay any future legal expenses.

Total stock-based compensation expense included in general and administrative expenses related to stock options, deferred stock units and restricted stock units for the years ended December 31, 2008 and 2007 was $0.6 million and $3.0 million, respectively. The reduction in stock-based compensation was due to a cumulative adjustment to reverse $1.3 million in expenses related to equity awards that are no longer expected to vest,

$0.8 million of stock based compensation that became fully vested during 2007 and therefore did not recur in 2008 and $0.3 million reduction in employee deferred stock units issued for compensation.

Gain on Recovery of Note Receivable

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Gain on recovery of note receivable	$(750)	$—	$(750)	(100)%
Percent of total revenues	(2.4)%	—

In the third quarter of 2008 we received $0.8 million for the receipt of a payment in full satisfaction of a note receivable from SRS Medical related to the sale of a product line in October 2003. Due to uncertainty of collection, the note was fully reserved at the time of sale in 2003 and the payment was recorded as a gain on recovery when received.

Investment impairment

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Investment impairment	$918	$—	$918	100%
Percent of total revenues	2.9%	—

In the fourth quarter of 2008 we recorded an impairment charge of $0.9 million, which was equivalent to the carrying value of our investment in a privately held medical device company. The impairment charge was recorded upon us determining that the fair value of our investment had declined below our carrying value and our belief that the impairment was other-than-temporary. See Note 11 — “Collaborative and Other Agreements” in the notes to our consolidated financial statements for further discussion.

Litigation Settlement, Net of Related Legal Expenses

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Litigation settlement, net of related legal expenses	$—	$(677)	$677	100%
Percent of total revenues	—%	(2.2)%

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

Interest Income (Expense), Net

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Interest income, net	$168	$391	$(223)	(57.0)%
Percent of total revenues	0.5%	1.3%

Interest income, net in the 2008 and 2007 periods included interest income earned from the investment of our cash balances, as well as interest expense related to our line of credit. Interest expense paid on our line of credit decreased due to a lower average balance on the line of credit and lower interest rate for the year ended

December 31, 2008 compared to the same period in 2007. Interest income also decreased due to lower cash balances in 2008 resulting from cash used to fund operations.

Net Loss

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Net loss	$(8,416)	$(8,941)	$525	5.9%
Percent of total revenues	(26.7)%	(30.1)%

Net loss for the year ended December 31, 2008 was $0.71 per basic and diluted share on 11.9 million weighted average shares outstanding, compared to a net loss of $0.80 per basic and diluted share on 11.1 million weighted average shares outstanding during the same period in 2007.

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
	December 31,
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

Gross Profit and Gross Margin

	Year Ended
	December 31,
	2007	2006	$ Change
	(Dollars in thousands)

Cryoablation disposable products and procedure fees	$18,569	$14,705	$3,864
Cryocare surgical systems	799	294	505
Cardiac royalties and other	539	648	(109)

	$19,907	$15,647	$4,260

	Year Ended		Percentage
	December 31,		Point
	2007	2006	Change
	(Percent of revenues)

Cryoablation disposable products and procedure fees	62.6%	52.5%	10.1%
Cryocare surgical systems	2.7%	1.1%	1.6%
Cardiac royalties and other	1.8%	2.3%	(0.5)%

	67.1%	55.9%	11.2%

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

This decrease in research and development expenses is primarily attributable to a $0.2 million reduction in educational grants and clinical studies expenses. In 2007, we focused our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage. In addition, these expenses are generally recognized in conjunction with milestones inherent in the studies and are not always predictable in amount and timing.

Selling and Marketing Expenses

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Selling and marketing expenses	$14,855	$15,195	$(340)	(2.2)%
Percent of total revenues	50.0%	54.3%

The decrease in selling and marketing expenses is due mainly to reductions in travel and entertainment costs, consulting costs, depreciation and amortization, and advertising, trade shows and related expenses totaling $1.4 million for the year ended December 31, 2007. These reductions were offset by increases in compensation and related costs in the amount of $1.1 million. Included in selling and marketing expenses for the years ended December 31, 2007 and 2006 were $0.7 million and $0.6 million, respectively, in non-cash stock-based compensation expense related to stock options, deferred stock units and restricted stock units.

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

Litigation Settlement, Net of Related Legal Expenses

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Litigation settlement, net of related legal expenses	$(677)	$—	$(677)	100.0%
Percent of total revenues	(2.2)%	0.0%

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

Interest income (expense), net in the 2007 and 2006 periods includes interest income on a note receivable from the 2003 sale of our urinary incontinence product line and income earned on the investment of our cash balances. The 2007 amount also includes $0.1 million in interest income on the note receivable from Plethora related to the 2006 sale of Timm Medical. We suspended interest accrual on the note in 2006 and resumed accrual in 2007. The note and related interest receivable was collected in February 2008. The increase in interest income in 2007 was offset by $0.1 million of interest expense on the credit line.

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

Off Balance Sheet Financing

Other than lease commitments, legal contingencies incurred in the normal course of business, obligations under royalty and joint technology development arrangements and employment contracts, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K. In addition, our policy is not to enter into derivative instruments, futures or forward contracts. Our business is transacted solely in U.S. dollars and, while future fluctuations of the U.S. dollar may affect the price competitiveness of our products, there is no known significant direct foreign currency exchange rate risk. Finally, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have incurred losses from operations and have reported negative cash flows. As of December 31, 2008, we had cash and cash equivalents of $2.7 million. We do not expect to reach positive adjusted Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) on an annual basis in 2009, and, both as a standalone company and as a combined company after the Merger, we expect to continue to generate losses from operations for the foreseeable future.

We face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.2 million. The amount was fully accrued as of December 31, 2008. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.

During the year ended December 31, 2008, we incurred $2.4 million of expenses in relation to potential strategic transactions, including the Merger. We will incur an estimated $1.1 million in additional transaction related expenses in 2009 to complete the Merger and Financing. At closing, we will pay total transaction fees of approximately $1 million from the Financing proceeds to our investment banker. Merger related expenditures are recorded as general and administrative expenses as incurred since the Merger will be completed in 2009 and these costs are required to be expensed under Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. In addition, we anticipate significant cash expenditures in connection with post-closing integration activities. Consummation of the Merger, including post-closing integration costs, or, if the Merger is not consummated, any continued exploration of other strategic alternatives, is expected to continue to require a significant use of cash.

We have historically financed our operations and growth through borrowings and equity financings. In the short term, we expect to use existing cash reserves, working capital through the sale of our products and our credit facility to fund operations until we complete the Merger. If the Merger and Financing are consummated, the proceeds of the Financing will be used to finance the operations, integration costs and other cash flow needs of the combined company. The gross proceeds to Endocare of the Financing are expected to be approximately $16.25 million. We believe that the proceeds from the Financing along with expected expense reductions from eliminating duplicate or redundant facilities, infrastructure and functions will be adequate to enable the post-merger combined company to ultimately reach positive adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). The closing of the Financing is subject to the concurrent closing of the Merger and certain other conditions including the sale of shares in the Financing with a minimum aggregate purchase price of $12,000,000.

Our cash needs are not entirely predictable. The future availability of funds from our bank credit facility is subject to many conditions, including the subjective acceleration clause and other provisions that are predicated on events not within our control. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other borrowing conditions are met.

In 2008, we borrowed an additional $1.0 million under our credit facility, bringing the total amount currently outstanding under the credit facility to $1.9 million. As of December 31, 2008, there was $2.1 million available for additional borrowing under the credit facility. On February 26, 2009 the credit facility was extended to expire on May 27, 2009.

Our credit facility contains a minimum tangible net worth covenant measured on a monthly basis. We were not in compliance with this covenant as of December 31, 2008 and January 31, 2009. In connection with the extension we executed on February 26, 2009, the lender granted us a waiver of the noncompliance, redefined the tangible net worth requirement and established a new lower tangible net worth covenant for the months from February through April 2009. We are in discussions with the lender to obtain more permanent long-term financing although such financing may not be available or available on terms acceptable to us.

There is no assurance that the Merger and Financing will occur and we cannot guarantee that we will be able to obtain permanent long-term financing or the availability of these capital resources or that they will be sufficient to fund our ongoing operations to the point where we can generate positive cash flows on a consistent basis. In light of the investments required to fund our operations and growth initiatives, we will continue to assess the adequacy of our capital resources and may need to use existing and new sources of capital to finance the growth of the business. If the Merger and Financing are not consummated, Endocare, as a standalone company, expects that it will need to raise additional capital during 2009 to fund its ongoing operations. Should such financing be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our continuing losses, cashflow deficits and obligations along with the contingencies in our funding sources, together raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm’s report on our financial statements as of and for the fiscal year ended December 31, 2008 includes an explanatory statement expressing substantial doubt about our ability to continue as a going concern. The 2008 consolidated financial statements included in this Form S-4 have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Critical Accounting Policies

The foregoing discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ significantly from current expectations. Factors that could possibly cause actual amounts to differ from current estimates relate to various risks and uncertainties inherent in our business, including those set forth under “Risk Factors” in this Form S-4. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that affect our financial statements.

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

Other Investments.  We review our equity investments for impairment based on our determination of whether a decline in the market value of the investment below our carrying value is other than temporary. In making this determination, we consider SFAS No. 157, Fair Value Measurements, and FASB Staff Accounting Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which set forth factors to be evaluated in determining whether a loss in value should be recognized. Factors include the investee’s operational performance, indicators of continued viability, financing status, liquidity prospects and cash flow forecasts. We also consider our ability to hold the investment until we recover our cost, the market price and market price fluctuations of the investee’s shares if they are publicly traded and the ability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. In addition, we assess if these equity investees constitute variable interest entities and are required to be consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.

Income Taxes.  In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate, including estimating both actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2008 we have established a full valuation allowance of $4.7 million against our deferred tax assets due to our history of operating losses. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48). FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Stock based Compensation.  As a normal practice, we compensate employees and non-employee directors through stock-based compensation. We account for our stock-based compensation under the provisions of SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards that are expected to vest. The estimation of stock-based compensation requires the use of complex option pricing models and application of judgment in selecting the appropriate valuation assumptions, as such volatility, forfeiture rates and expected term. We value our stock-based compensation using the Black-Scholes option pricing model and the single option award approach, in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. We reduce our compensation expense for estimated forfeitures based on historical forfeiture behavior, excluding unusual events or behavior that is not indicative of future expectations. In addition, certain equity awards vest based on performance conditions, such as sales and profitability goals. Compensation expense is recorded only if it is probable that the award will vest. Assessing whether the milestones will be met and the implicit service period requires significant judgment. We re-assess the appropriateness of the milestone and valuation assumptions, including our calculated forfeiture rate, on a quarterly basis or when events or changes in circumstances warrant a re-evaluation. In addition, we monitor equity instruments with non-standard provisions, such as performance-based vesting conditions, accelerated vesting based on achievement of performance milestones and features that require the instruments to be accounted for as liabilities.

Inflation

The impact of inflation on our business has not been significant to date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing the risk of loss. Our financial instruments include cash, cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities, and a line of credit. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore, we do not have significant market risk exposure with respect to commodity prices.

As of December 31, 2008, $2.0 million of our cash is invested in a money market mutual fund (the Citi Institutional Liquid Reserves) that includes in its investment portfolio commercial paper, time deposits, certificates of deposits, bank notes, corporate bonds and notes and U.S. government agency securities. Although the fund seeks to preserve the value of the investment at $1.00 per share, it is possible to lose our principal if the underlying securities suffer losses. As of January 31, 2009, the fund reported that certain securities within the portfolio are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value (NAV) of $1.00, representing the price at which investors buy (“bid price”) and sell (“redemption price”) fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can withdraw our funds at any time without restriction. Effective September 2008, the federal government provided a temporary guarantee through April 30, 2009 on all publicly traded or regulated money market mutual funds that elect to participate in the program. The guarantee may be extended through September 18, 2009 at the discretion of the U.S. Treasury Department. We will continue to monitor the value of the fund periodically for potential indicators of impairment.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. That report appears below in this Item 9A.

(c) Changes in Internal Controls.  There was no change in our internal control over financial reporting during our fourth fiscal quarter for 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Endocare, Inc.

We have audited Endocare Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endocare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Endocare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endocare, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 6, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Endocare’s ability to continue as a going concern.

/s/  Ernst & Young llp

Los Angeles, California
March 6, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information is set forth below concerning the current members of Endocare’s board of directors.

Name	Age(1)	Position with Endocare

John R. Daniels, M.D.	70	Director
David L. Goldsmith	60	Director and Interim Chairman of the Board
Eric S. Kentor	49	Director
Terrence A. Noonan(2)	71	Director
Thomas R. Testman(3)	72	Director

(1)	All ages are as of December 31, 2008.

(2)	Mr. Noonan took a leave of absence from our board of directors for health reasons beginning on March 19, 2009.

(3)	Our board of directors has determined that Mr. Testman is an “audit committee financial expert,” as defined in SEC Regulation S-K Item 407.

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

David L. Goldsmith has served as a director since June 2005 and was named Interim Chairman of the Board in March 2009. A private investor and business consultant since 2004, Mr. Goldsmith previously served as Managing Director of RS Investment Management, an investment management firm, from 1999 to 2003. From 1981 to 1999, Mr. Goldsmith held a variety of investment management and research positions at Robertson Stephens and Company. From 1978 to 1981, Mr. Goldsmith worked with BA Investment Management, eventually becoming Associate Director of Research. Mr. Goldsmith currently serves as Chairman of the Board of Directors of Apria Healthcare Group, Inc. He is also on the board of directors of a number of privately-held companies. Mr. Goldsmith is a chartered financial analyst, and holds a B.A. from Occidental College and an M.B.A. from Columbia University Graduate School of Business.

Eric S. Kentor has served as a director since February 2005 and currently serves as Chairman of the Compensation Committee. From 2002 to the present, he has been an independent business consultant, primarily to health care technology companies. From 1995 to 2001, he was Senior Vice President, General Counsel and Corporate Secretary of MiniMed, Inc., a company engaged in the design, development, manufacture and marketing of advanced systems for the treatment of diabetes. Mr. Kentor also served as an original and permanent member of MiniMed’s Executive Management Committee. From 1994 to 1995, Mr. Kentor served as Vice President and

Executive Counsel of Health Net Health Plans. From 1987 to 1994, Mr. Kentor practiced with the law firm McDermott, Will & Emery, where he was elected partner. Mr. Kentor holds a B.A. from the University of California, Los Angeles and a J.D. from UCLA School of Law.

Terrence A. Noonan has served as a director of Endocare since September 2003. From October 2008 to March 2009 Mr. Noonan served as our Interim Chief Executive Officer, President and Chairman. From 1991 to 1999, Mr. Noonan was President and Chief Operating Officer of Furon Company, a New York Stock Exchange-listed manufacturer of industrial and medical polymer components. Mr. Noonan served as an Executive Vice President of Furon from 1989 to 1991 and as a Vice President of Furon from 1987 to 1989. Prior to joining Furon in 1987, Mr. Noonan served as a Group Vice President of Eaton Corporation, a diversified global manufacturer of transportation and electrical products. From 1999 to the present, Mr. Noonan has been serving as a board member to several companies. Mr. Noonan received a B.S. from Miami University and an E.M.B.A. from Case Western Reserve University.

Thomas R. Testman has served as a director since April 2003 and currently serves as Chairman of the Audit Committee. Mr. Testman is a former Managing Partner of Ernst & Young LLP where, during his tenure from 1962 to 1992, he served as Managing Partner of both Health Care Services and Management Consulting Services for the West Coast and National Practices. He also served as an area Managing Partner for the audit and tax practices. From 1993 to the present, Mr. Testman has been serving as a board member to both public and private companies. Mr. Testman recently served as a director and member of the Audit Committee of Amylin Pharmaceuticals, Inc. From 1996 to 2004, Mr. Testman served as a director of Specialty Laboratories, Inc., including serving as Chairman and as a member of the Audit Committee. He also serves or has served on the board of several privately-held companies, including serving as Chairman of Covenant Care, Inc. and Pacific Health Corporation. Mr. Testman previously was a director and Chairman of the Audit Committee of MiniMed Inc. Mr. Testman has also served on numerous professional, civic and charitable organization boards, including the Finance Council of the American Hospital Association and the Advisory Council of the California Hospital Commission. He has an M.B.A. from Trinity University and is a certified public accountant (retired).

Executive Officers

Endocare’s executive officers are as follows:

Name	Age(1)	Position with Endocare

Michael R. Rodriguez(2)	41	Senior Vice President, Finance and Chief Financial Officer
Clint B. Davis(2)	36	Senior Vice President, Legal Affairs, General Counsel and Secretary

(1)	All ages are as of December 31, 2008.

(2)	Messrs. Rodriguez and Davis were designated by our board of directors as co-principal executive officers on March 19, 2009, following the resignation for health reasons of Mr. Noonan from the positions of Interim Chief Executive Officer and President.

Michael R. Rodriguez has served as our Senior Vice President, Finance and Chief Financial Officer since August 2004. From January 2004 until August 2004, Mr. Rodriguez served as a consultant to Endocare, providing assistance on a variety of financial and operational projects and compliance with Section 404 of the Sarbanes-Oxley Act. Prior to joining us as a consultant, Mr. Rodriguez served as Executive Vice President and Chief Financial Officer of Directfit, Inc., a provider of information technology staffing services, from June 2000 to November 2003. From September 1997 to June 2000, Mr. Rodriguez held a variety of positions, including Senior Vice President and Chief Financial Officer, with Tickets.com, Inc., a publicly-traded Internet-based provider of entertainment ticketing services and software. From June 1995 to September 1997, Mr. Rodriguez was Corporate Controller and Director of Finance at EDiX Corporation, a medical informatics company. Mr. Rodriguez began his career at Arthur Andersen LLP and was with that firm from 1989 to 1993. Mr. Rodriguez holds a B.S. in accounting from the University of Southern California and an M.B.A. from Stanford University. Mr. Rodriguez is a certified public accountant.

Clint B. Davis joined us in January 2006 as Senior Vice President, Legal Affairs, General Counsel and Secretary. From August 2000 to January 2006, Mr. Davis was a corporate attorney with the San Diego office of Morrison & Foerster LLP. While at Morrison & Foerster, Mr. Davis served as outside counsel to Endocare since January 2003 and represented a number of other life sciences and technology companies in a wide variety of business transactions, contractual arrangements and corporate governance matters. Prior to his employment with Morrison & Foerster, Mr. Davis was a corporate attorney with law firms in Boston and Los Angeles. Mr. Davis holds a B.A. from Rice University and a J.D. from Harvard Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and generally persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the period from January 1, 2008 through December 31, 2008, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met in a timely manner.

Financial Code of Ethics

We have adopted a financial code of ethics that applies to all of our employees. This financial code of ethics constitutes a “code of ethics,” as defined in SEC Regulation S-K Item 406(b). A copy of our current financial code of ethics is available on our website www.endocare.com under the menu item entitled “On Endocare — Corporate Governance Documents.” If we make any amendments to our financial code of ethics, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our financial code of ethics to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, then we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website www.endocare.com under the menu item entitled “On Endocare — Corporate Governance Documents” or in a report on Form 8-K filed with the SEC.

Audit Committee

Our board of directors has established a standing Audit Committee to assist the Board in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence and the performance of our internal and independent auditors. The current Chairman of the Audit Committee is Mr. Testman and the other current members of the Audit Committee are Messrs. Goldsmith and Kentor. Our board of directors has determined that Mr. Testman is an “audit committee financial expert,” as defined in SEC Regulation S-K Item 407.

Item 11.	Executive Compensation

2008 SUMMARY COMPENSATION TABLE

								Non-Equity
				Stock		Option		Incentive Plan		All Other
		Salary	Bonus	Awards		Awards		Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)		($)		($)		($)		($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)		(h)		(i)

Terrence A. Noonan,	2008	$61,538	None	None		$25,233	(3)	None		$100	(4)	$86,871
Former Interim CEO & President(2)	2007	None	None	None		None		None		None		None
Michael R. Rodriguez,	2008	$230,196	None	$12,500	(5)	$92,193	(6)	$40,514	(11)	$13,494	(12)	$388,897
SVP, Finance & CFO	2007	$223,445	None	$90,875	(8)	$121,450	(9)	$110,830	(13)	$11,535	(12)	$558,135
Clint B. Davis,	2008	$244,843	None	$12,500	(5)	$151,194	(6)	$43,092	(14)	$10,798	(15)	$462,427
SVP, Legal Affairs & General Counsel	2007	$238,000	None	$88,160	(8)	$117,733	(9)	$118,048	(16)	$9,071	(15)	$571,012
Craig T. Davenport,	2008	$358,744	None	None		$95,851	(6)	None		$8,729	(7)	$463,324
Former CEO & President(2)	2007	$390,000	None	$476,923	(8)	$1,204,707	(9)	$411,060	(10)	$11,979	(7)	$2,494,669

(1)	Amounts earned under our 2008 Management Incentive Compensation Program (MICP) and our 2007 MICP are reported under column (g), Non-Equity Incentive Plan Compensation.

(2)	Mr. Noonan was appointed as our Interim Chief Executive Officer and Interim President on October 2, 2008, following Mr. Davenport’s resignation as our Chief Executive Officer, President and Chairman on September 30, 2008. On March 19, 2009 Mr. Noonan resigned from the positions of Interim Chief Executive Officer and Interim President for health reasons. The information in this table for Mr. Noonan relates to compensation he received in his capacity as Interim Chief Executive Officer and Interim President. For information regarding Mr. Noonan’s compensation as a non-employee director prior to his appointment as Interim Chief Executive Officer and Interim President see the 2008 Director Compensation table below.

(3)	Represents the aggregate expense under SFAS No. 123R recognized by Endocare for 2008 with respect to the stock options granted to Mr. Noonan on October 2, 2008. For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements for the year ended December 31, 2008.

(4)	Represents the value of our contributions on behalf of Mr. Noonan under our accidental death and disability, long-term disability and group term life insurance plans.

(5)	Represents the aggregate expense under SFAS No. 123R recognized by Endocare for 2008 with respect to the RSUs held by the respective executive officer. For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements for the year ended December 31, 2008.

(6)	Represents the aggregate expense under SFAS No. 123R recognized by Endocare for 2008 as a result of option awards held by the applicable executive officer, disregarding estimated forfeitures. For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements for the year ended December 31, 2008.

(7)	Represents the value of our contributions on behalf of Mr. Davenport under our medical, dental, accidental death and disability, long-term disability and group term life insurance plans.

(8)	Represents the aggregate expense under SFAS No. 123R recognized by Endocare for 2007 with respect to (i) the RSUs granted to the respective executive officer on February 23, 2007 ($443,773 for Mr. Davenport, $86,400 for Mr. Rodriguez and $69,120 for Mr. Davis) and (ii) the 20% “premium percentage” applicable to the DSU awards made to the applicable executive officer under the Employee DSU Program as a result of the executive officer’s election to receive all or a portion of his target incentive payment under the 2007 MICP in the form of DSUs instead of cash ($33,150 for Mr. Davenport, $4,475 for Mr. Rodriguez and $19,040 for Mr. Davis). For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements for the year ended December 31, 2008.

(9)	Represents the aggregate expense under SFAS No. 123R recognized by Endocare in 2007 as a result of option awards held by the applicable executive officer, disregarding estimated forfeitures. For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements for the year ended December 31, 2008.

(10)	Includes $245,310 in cash incentive compensation earned during 2007 under our 2007 MICP. Also includes $165,750 representing the aggregate expense under SFAS No. 123R recognized by Endocare for 2007 as a result of Mr. Davenport’s election to receive 50% of his target incentive payment under our 2007 MICP in the form of DSUs under our Employee DSU Program. The 20% “premium percentage” applicable to the DSUs is included in this table under column (e), Stock Awards. For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements for the year ended December 31, 2008.

(11)	Consists of cash incentive compensation earned during 2008 under our 2008 MICP, based on the aggregate achievement percentage of 44%.

(12)	Represents the value of our contributions on behalf of Mr. Rodriguez under our medical, dental, accidental death and disability, long-term disability and group term life insurance plans.

(13)	Includes $88,453 in cash incentive compensation earned during 2007 under our 2007 MICP. Also includes $22,377 representing the aggregate expense under SFAS No. 123R recognized by Endocare for 2007 as a result of Mr. Rodriguez’s election to receive 25% of his target incentive payment under our 2007 MICP in the form of DSUs under our Employee DSU Program. The 20% “premium percentage” applicable to the DSUs is included in this table under column (e), Stock Awards. For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements for the year ended December 31, 2008.

(14)	Represents the aggregate expense under SFAS No. 123R recognized by Endocare for 2008 as a result of Mr. Davis’ election to receive 100% of his target incentive payment under our 2008 MICP in the form of DSUs under our Employee DSU Program. For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements for the year ended December 31, 2008.

(15)	Amount consists of (i) $10,798 for 2008 and $6,210 for 2007, representing the value of our contributions on behalf of Mr. Davis under our medical, dental, accidental death and disability, long-term disability and group term life insurance plans, and (ii) $2,861 for 2007 in accrued paid time off that we permitted Mr. Davis to cash out and donate to the families of current or former employees in need, consistent with our policy of permitting employees to cash out and donate accrued paid time off in certain circumstances.

(16)	Includes $22,848 in cash incentive compensation earned during 2007 under our 2007 MICP. Also includes $95,200 representing the aggregate expense under SFAS No. 123R recognized by Endocare for 2007 as a result of Mr. Davis’ election to receive 100% of his target incentive payment under our 2007 MICP in the form of DSUs under our Employee DSU Program. The 20% “premium percentage” applicable to the DSUs is included in this table under column (e), Stock Awards. For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements for the year ended December 31, 2008.

Explanatory Information Relating to 2008 Summary Compensation Table

Please note the following points in connection with the information in the 2008 Summary Compensation Table:

•	All stock options held by Mr. Davenport on September 30, 2008, when he resigned from his positions with Endocare, expired three months after his resignation without being exercised. All restricted stock units (RSUs) held by Mr. Davenport on September 30, 2008 were forfeited as a result of his resignation.

•	As compensation for Mr. Noonan’s service as Interim Chief Executive Officer and Interim President, Endocare agreed to pay Mr. Noonan a retainer of $25,000 per month. In addition, Mr. Noonan was granted 50,000 stock options on October 2, 2008, with an exercise price equal to the closing price of our common stock on that date. These options vested in equal monthly installments over the first five months of Mr. Noonan’s service.

•	Endocare entered into employment agreements with Messrs. Rodriguez and Davis in connection with the commencement of their employment in August 2004 and January 2006, respectively. Pursuant to these agreements, each of Messrs. Rodriguez and Davis is entitled to a certain amount of base salary. This amount was determined based on our assessment of the executive officer’s skill set and experience and the market value of that skill set and experience, based on competitive market data, at the time that Endocare entered into the respective employment agreement. Each year, Endocare considers whether to adjust the base salaries of senior management, including the executive officers, in order to reward individual performance, keep pace with cost of living increases and respond to competitive considerations.

•	The employment agreements between Messrs. Rodriguez and Davis also provide for certain compensation in the case of termination or a change in control of Endocare, as described below under “Potential Payments Upon Termination or Change in Control.” For these purposes the Merger and the Financing do not result in a change in control of Endocare.

•	On October 8, 2008, our Compensation Committee approved the following compensation items relative to Messrs. Rodriguez and Davis: each of Messrs. Rodriguez and Davis was granted $25,000 worth of RSUs, based on the October 8, 2008 closing price of our common stock. These RSUs vest on April 1, 2009 if the recipient continues to be employed on that date; and each of Messrs. Rodriguez and Davis was granted a cash retention amount equal to four months of his base salary, based on his base salary in effect on October 8, 2008. This cash retention amount will be paid on the first pay date after April 1, 2009 if and only if the recipient continues to be employed on April 1, 2009.

Outstanding Equity Awards at 2008 Fiscal Year-End

	Option Awards					Stock Awards
									Equity
									Incentive
									Plan
								Equity	Awards:
								Incentive	Market or
			Equity					Plan	Payout
			Incentive					Awards:	Value of
			Plan Awards:				Market	Number of	Unearned
	Number of	Number of	Number of			Number of	Value of	Unearned	Shares,
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Units or
	Underlying	Underlying	Underlying			Units of	Units of	or Other	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Terrence A. Noonan(1)	6,667	—	—	$12.45	9/30/2013	—	—	—	—
Terrence A. Noonan(2)	6,667	—	—	$7.08	1/10/2015	—	—	—	—
Terrence A. Noonan(3)	6,667	—	—	$9.12	1/10/2016	—	—	—	—
Terrence A. Noonan(4)	6,667	—	—	$4.95	1/10/2017	—	—	—	—
Terrence A. Noonan(5)	—	—	—	—	—	2,060	$824	—	—
Terrence A. Noonan(6)	—	—	—	—	—	7,142	$2,857	—	—
Terrence A. Noonan(7)	20,000	30,000	—	$1.33	10/2/2018	—	—	—	—
Michael R. Rodriguez(8)	91,667	—	—	$6.45	8/18/2014	—	—	—	—
Michael R. Rodriguez(9)	11,805	4,862	—	$9.93	2/23/2016	—	—	—	—
Michael R. Rodriguez(10)	—	—	—	—	—	—	—	50,000	$20,000
Michael R. Rodriguez(11)	—	—	—	—	—	18,248	$7,299	—	—
Clint B. Davis(12)	60,763	22,570	—	$9.90	1/17/2016	—	—	—	—
Clint B. Davis(13)	—	—	—	—	—	—	—	40,000	$16,000
Clint B. Davis(14)	—	—	—	—	—	—	—	13,991	$5,596
Clint B. Davis (11)	—	—	—	—	—	18,248	$7,299	—	—

Note:	All market values in the table above are based on the closing price of our common stock on December 31, 2008, which was $0.40.

(1)	These stock options vested as to 50% of the shares on September 30, 2004 and as to the remaining shares on September 30, 2005. These stock options were granted to Mr. Noonan in connection with his original appointment as a non-employee director.

(2)	These stock options vested as to 100% of the shares on January 10, 2006. These stock options were granted to Mr. Noonan while he was serving as a non-employee director.

(3)	These stock options vested as to 100% of the shares on January 10, 2007. These stock options were granted to Mr. Noonan while he was serving as a non-employee director.

(4)	These stock options vested as to 100% of the shares on January 10, 2008. These stock options were granted to Mr. Noonan while he was serving as a non-employee director.

(5)	These stock awards consist of RSUs that vested on January 10, 2009. These RSUs were granted to Mr. Noonan while he was serving as a non-employee director.

(6)	These stock awards consist of RSUs that will vest on May 15, 2009. These RSUs were granted to Mr. Noonan while he was serving as a non-employee director.

(7)	These stock options vest in five equal monthly installments on November 2, 2008, December 2, 2008, January 2, 2009, February 2, 2009 and March 2, 2009, with vesting accelerated if Endocare appoints a new Chief Executive Officer before March 2, 2009 and Mr. Noonan remains employed by Endocare until such appointment. These RSU were granted to Mr. Noonan in connection with his appointment as Interim Chief Executive Officer and Interim President on October 2, 2008.

(8)	These stock options vested as to 25% of the shares on August 18, 2005 and vested ratably on a monthly basis thereafter based on continued employment through August 18, 2008.

(9)	These stock options vested as to 25% of the shares on February 23, 2007 and vest ratably on a monthly basis thereafter based on continued employment through February 23, 2010.

(10)	These stock awards consist of RSUs that vest only if Endocare achieves specific profitability goals over the 2007-2009 period.

(11)	These stock awards consist of RSUs that vest on April 1, 2009 subject to continued employment through that date.

(12)	These stock options vested as to 25% of the shares on January 17, 2007 and vest ratably on a monthly basis thereafter based on continued employment through January 17, 2010.

(13)	These stock awards consist of RSUs that vest only if Endocare achieves specific profitability goals over the 2007-2009 period.

(14)	These stock awards consist of DSUs elected in lieu of cash under the Employee DSU Program and 2008 MICP. 44% of these DSUs became vested in the first quarter of 2009 based on performance under the 2008 MICP.

Potential Payments Upon Termination or Change in Control

The following section provides information regarding the severance and vesting acceleration provisions applicable to Messrs. Rodriguez and Davis under their employment agreements and the terms of their equity compensation awards. Given the interim nature of his appointment as an executive officer, Mr. Noonan does not have an employment agreement and is not entitled to receive any severance or change in control payments.

“Single-trigger” vesting acceleration means that vesting acceleration is triggered automatically by the occurrence of a change in control of Endocare (such as a merger or acquisition involving a change in control). “Double-trigger” vesting acceleration means that vesting acceleration is triggered only if the employee’s employment terminates in certain circumstances in connection with or following a change in control of Endocare.

The default provision under Endocare’s 1995 Stock Plan was “single-trigger” vesting acceleration. In adopting a new equity compensation plan for Endocare in 2004, “double-trigger” vesting acceleration was selected as the default provision for the 2004 Stock Incentive Plan. Therefore, unless specifically provided otherwise in the relevant stock option agreements, stock options granted under the 1995 Stock Plan have “single-trigger” vesting acceleration and stock options granted under the 2004 Stock incentive Plan have “double-trigger” vesting acceleration. The 2004 Stock Incentive Plan’s “double-trigger” provision applies if the employee’s employment is terminated without cause within 12 months after the change in control. For these purposes, the definition of “cause” is the same definition as is contained in the respective employee’s employment agreement, if the employee has an employment agreement. Otherwise the definition is based on the employee’s: (i) performance of any act or failure to perform any act in bad faith and to the detriment of Endocare or a related entity; (ii) dishonesty, intentional misconduct or material breach of any agreement with Endocare or a related entity; or (iii) commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person.

The Merger and the Financing do not result in a change in control for purposes of the 1995 Stock Plan or the 2004 Stock Incentive Plan.

In addition to the information in this section, please see the section above entitled “Interests of Endocare’s Directors and Executive Officers in the Merger” for a description of the effect of the Merger on deferred stock units held by Endocare’s executive officers and directors, including those held by Messrs. Noonan, Rodriguez and Davis.

Termination and Change-in-Control Provisions Applicable to Mr. Rodriguez

Under his employment agreement, if Endocare terminates Mr. Rodriguez’s employment other than for cause (as defined in the agreement) or if Mr. Rodriguez terminates his employment for good reason (as defined in the agreement), then, during the 12-month period immediately following the date of Mr. Rodriguez’s termination, Endocare will continue to pay to Mr. Rodriguez his base salary and make available to Mr. Rodriguez the benefits made generally available by Endocare to its employees.

Under his employment agreement, Mr. Rodriguez’s right to receive these post-termination benefits is contingent on his signing a general release of claims against Endocare and his compliance with his ongoing obligations to Endocare, including:

•	Mr. Rodriguez is required to perform any and all acts requested by Endocare to ensure the orderly and efficient transition of his duties;

•	for a period of two years after the date of the termination of his employment, Mr. Rodriguez is prohibited (for himself or for any third party) from diverting or attempting to divert from Endocare any business, employee, consultant, customer, vendor or service provider, through solicitation or otherwise, or otherwise interfering with Endocare’s business or Endocare’s relationships with its employees, consultants, customers, vendors and service providers; and

•	Mr. Rodriguez is required to comply with his obligations under any other agreements with Endocare, including his agreement relating to protection of Endocare’s confidential information.

Upon the commencement of his employment, Mr. Rodriguez received options to purchase an aggregate of 91,667 shares of our common stock. These options were granted under Endocare’s 1995 Stock Plan. As described above, the default provision under the 1995 Stock Plan is “single-trigger” vesting acceleration. The option agreement governing this option grant incorporates the “single-trigger” default provision under the 1995 Stock Plan.

On February 23, 2006, Mr. Rodriguez was granted an additional option to purchase 16,667 shares of our common stock. This option was granted under Endocare’s 2004 Stock Incentive Plan. This option is subject to “single-trigger” vesting acceleration.

On February 23, 2007, Mr. Rodriguez was granted 50,000 RSUs. The RSUs were granted under Endocare’s 2004 Stock Incentive Plan and use the standard “double-trigger” vesting acceleration under the 2004 Stock Incentive Plan.

On October 8, 2008, Mr. Rodriguez was granted 18,248 RSUs. The RSUs were granted under Endocare’s 2004 Stock Incentive Plan and use the standard “double-trigger” vesting acceleration under the 2004 Stock Incentive Plan.

The table below reflects the estimated amounts of payments and other benefits Mr. Rodriguez would be entitled to receive upon termination or change in control in each situation assuming that the event occurred on December 31, 2008 and based on our closing stock price as of that date of $0.40 per share. Actual payments made under Mr. Rodriguez’s employment agreement at any future date would likely vary, depending in part on the market price of our common stock. The table does not reflect any compensation adjustments or awards made in 2009.

	Payments and
	Benefits Upon
	Termination by
	Endocare Without
	Cause or by the				Payments and Benefits
	Employee with Good		Change in Control		for Change in Control
	Reason (Other than		Payments and		Followed by
	in Connection with		Benefits		Termination
	Change in Control)		(“Single-Trigger”)(1)		(“Double-Trigger”)(1)

Severance	$230,476	(2)	None		$230,476	(2)
Bonus	None		None		None
Early vesting of stock options	None		None	(3)	None	(3)
Early vesting of RSUs	None		None		$27,299	(4)
Benefits	$13,000	(5)	None		$13,000	(5)
Totals	$243,476		None		$270,775

(1)	See above for a description of the “single-trigger” and “double-trigger” provisions to which Mr. Rodriguez is subject.

(2)	The severance is paid in the form of salary continuation during the 12 months following termination.

(3)	On December 31, 2008, the closing price of Endocare’s common stock ($0.40) was lower than the exercise price of any of Mr. Rodriguez’s stock options.

(4)	Amount reflects the 68,248 RSUs held by Mr. Rodriguez, multiplied by $0.40, which was the closing price of Endocare’s common stock on December 31, 2007.

(5)	Estimated costs of continuing to provide Mr. Rodriguez with the benefits generally made available to our employees for one year.

Termination and Change-in-Control Provisions Applicable to Mr. Davis

Mr. Davis’ employment agreement contains severance provisions (including definitions of “cause” and “good reason”) that mirror those contained in Mr. Rodriguez’s employment agreement, as described above.

Under his employment agreement, Mr. Davis’ right to receive post-termination benefits is contingent on his signing a general release of claims against Endocare and his compliance with his ongoing obligations to Endocare, including:

•	Mr. Davis is required to perform any and all acts requested by Endocare to ensure the orderly and efficient transition of his duties;

•	for a period of two years after the date of the termination of his employment, Mr. Davis is prohibited (for himself or for any third party) from diverting or attempting to divert from Endocare any business, employee, consultant, customer, vendor or service provider, through solicitation or otherwise, or otherwise interfering with Endocare’s business or Endocare’s relationships with its employees, consultants, customers, vendors and service providers; and

•	Mr. Davis is required to comply with his obligations under any other agreements with Endocare, including his agreement relating to protection of Endocare’s confidential information.

Upon the commencement of his employment, Mr. Davis received options to purchase an aggregate of 83,333 shares of our common stock. These options were granted under Endocare’s 2004 Stock Incentive Plan. This option is subject to “single-trigger” vesting acceleration.

On February 23, 2007, Mr. Davis was granted 40,000 RSUs. The RSUs were granted under Endocare’s 2004 Stock Incentive Plan and use the standard “double-trigger” vesting acceleration under the 2004 Stock Incentive Plan.

On October 8, 2008, Mr. Davis was granted 18,248 RSUs. The RSUs were granted under Endocare’s 2004 Stock Incentive Plan and use the standard “double-trigger” vesting acceleration under the 2004 Stock Incentive Plan.

The table below reflects the estimated amounts of payments and other benefits Mr. Davis would be entitled to receive upon termination or change in control in each situation assuming that the event occurred on December 31, 2008 and based on our closing stock price as of that date of $0.40 per share. Actual payments made under Mr. Davis’ employment agreement at any future date would likely vary, depending in part on the market price of our common stock. The table does not reflect any compensation adjustments or awards made in 2009.

	Payments and
	Benefits Upon
	Termination by
	Endocare without
	Cause or by the				Payments and Benefits
	Employee with Good		Change in Control		for Change in Control
	Reason (Other than		Payments and		Followed by
	in Connection with		Benefits		Termination
	Change in Control)		(“Single-Trigger”)(1)		(“Double-Trigger”)(1)

Severance	$245,140	(2)	None		$245,140	(2)
Bonus	None		None		None
Early vesting of stock options	None		None	(3)	None	(3)
Early vesting of RSUs	None		None		$23,299	(4)
Benefits	$11,000	(5)	None		$11,000	(5)
Totals	$256,140		None		$279,439

(1)	See above for a description of the “single-trigger” and “double-trigger” provisions to which Mr. Davis is subject.

(2)	The severance is paid in the form of salary continuation during the 12 months following termination.

(3)	On December 31, 2008, the closing price of Endocare’s common stock ($0.40) was lower than the exercise price of any of Mr. Davis’ stock options.

(4)	Amount reflects the 58,248 RSUs held by Mr. Davis, multiplied by $0.40, which was the closing price per share of Endocare’s common stock on December 31, 2008.

(5)	Estimated costs of continuing to provide Mr. Davis with the benefits generally made available to our employees for one year.

2008 Director Compensation

	Fees Earned
	or Paid in		Stock		Option
	Cash		Awards		Awards	Total
Name	($)		($)		($)	($)
(a)	(b)		(c)		(d)	(e)

John R. Daniels, M.D.	$51,500	(2)	$37,958	(3)	None	$89,458
David L. Goldsmith	$91,500	(2)	$37,958	(3)	None	$129,458
Eric S. Kentor	$67,500	(2)	$37,958	(3)	None	$105,458
Terrence A. Noonan(1)	$59,500	(2)	$37,958	(3)	None	$97,458
Thomas R. Testman	$62,500	(2)	$37,958	(3)	None	$100,458

(1)	This table reflects compensation paid to Mr. Noonan in his capacity as director during 2008, prior to his appointment as Interim Chief Executive Officer and Interim President on October 2, 2008.

(2)	All of our non-employee directors elected to receive 100% of their retainers and meeting fees earned in 2008 in the form of DSUs rather than cash, pursuant to our Non-Employee Director DSU Program described below. The ultimate value of the DSUs depends on the market price of Endocare’s common stock on the payout date selected by each director, in accordance with the terms of the Non-Employee Director DSU Program.

(3)	Represents the aggregate expense under SFAS No. 123R recognized by Endocare for 2008 with respect to RSUs held by the applicable director, disregarding estimated forfeitures. For a description of the assumptions made in the SFAS No. 123R valuation, see Notes 3 and 8 to the financial statements included for the year ended December 31, 2007. The RSU grants were made on January 10, 2008 and May 15, 2008 pursuant to our Non-Employee Director RSU Program under our 2004 Stock Incentive Plan.

As of December 31, 2008, the outstanding equity awards held by our non-employee directors were as follows: Dr. Daniels held 26,668 stock options (all of which were vested), 9,203 RSUs (none of which were vested) and 27,226 DSUs; Mr. Goldsmith held 23,334 stock options (all of which were vested), 9,203 RSUs (none of which were vested) and 33,426 DSUs; Mr. Kentor held 23,334 stock options (all of which were vested), 9,203 RSUs (none of which were vested) and 32,688 DSUs; and Mr. Testman held 28,335 stock options (all of which were vested), 9,203 RSUs (none of which were vested) and 31,828 DSUs. All DSUs granted under our Non-Employee Director DSU Program are fully vested upon grant.

Retainers

Each of our non-employee directors receives an annual retainer of $25,000 for his service as a director. The Lead Independent Director receives an additional annual retainer of $15,000, the Chairman of the Audit Committee receives an additional annual retainer of $12,500, the Chairman of the Compensation Committee receives an additional annual retainer of $7,500, the Chairman of the Nominating and Corporate Governance Committee receives an additional annual retainer of $7,500 and each member of the Audit Committee receives an additional annual retainer of $2,500. The additional annual retainers are cumulative for any director who serves in multiple capacities for which such director is entitled to more than one additional annual retainer (for example, because the Lead Independent Director also serves as Chairman of the Nominating and Corporate Governance Committee and currently is a member of the Audit Committee, he is entitled to receive an aggregate annual retainer of $50,000, equal to the base annual retainer of $25,000 plus an aggregate additional annual retainer of $25,000). All annual retainers are paid quarterly in arrears. For the quarters ended September 30, 2006 and December 31, 2006, the year ended December 31, 2007 and the year ending December 31, 2008, all of our non-employee directors elected to receive 100% of their retainers in the form of DSUs rather than cash, pursuant to our Non-Employee Director DSU Program described below.

In addition to the standard retainers described above, our Board may approve special retainers from time to time. For example, Mr. Goldsmith received a retainer of $25,000 for his service in 2008 as chairman of the Special Committee established by the Board relating to the Merger and the Financing.

Meeting Fees

Each non-employee director also receives $1,000 for each in person meeting of our board of directors or any committee thereof that he attends and an additional payment of $500 for each telephonic meeting of our board of directors or any committee thereof in which he participates. The meeting fees apply to meetings of the Board, the Board’s three standing committees (i.e., Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee) and any special committees established by the Board. For the quarters ended September 30, 2006 and December 31, 2006, the year ended December 31, 2007 and the year ending December 31, 2008, all of our non-employee directors elected to receive 100% of their meeting fees in the form of DSUs rather than cash, pursuant to our Non-Employee Director DSU Program described below.

Non-Employee Director DSU Program

On May 18, 2006, our board of directors adopted a Non-Employee Director DSU Program. The purposes of the program are to: (i) enable us to conserve cash that otherwise would be used to pay retainers and meeting fees to our non-employee directors; and (ii) enable non-employee directors to obtain equity on a tax-deferred basis. In addition, the Non-Employee Director DSU Program further aligns participants’ interests with those of our other stockholders.

Elections to participate in the program are made on an annual basis. A participating director receives a percentage (minimum of 25% and maximum of 100%) of the director’s retainers and meeting fees for the relevant year in the form of DSUs. Participating directors select the percentage at the time of electing to participate in the program for the relevant year. For 2006, the election deadline was June 17, 2006. Elections made for 2006 applied to retainers and meeting fees earned in the final two quarters of 2006. The election deadline applicable to 2007 and subsequent years is December 31 of the immediately preceding year.

Each DSU represents the right to receive one share of our common stock in the future on the DSU “payout date,” as described below.

On the fifth trading day of each calendar quarter, each participating director is granted fully vested DSUs equal in value to the amount of retainers and meeting fees earned for the immediately preceding quarter, based on the closing stock price on the date of grant.

Ultimately, each director’s DSUs will be “paid out” to the director through the issuance to the director of a corresponding number of shares of our common stock. At the time of making an annual election to participate in the program, the director selects as the “payout date” one of the following three options: (i) a predetermined date at least two years after the applicable election deadline (the date is specified by the director in the director’s election form); (ii) the termination of the director’s service with Endocare; or (iii) the earlier of (i) or (ii); provided, however, that if the termination of the director’s service occurs earlier than two years after the applicable election deadline, then any issuance of shares that would otherwise be triggered by such termination will be deferred until the date that is two years after the applicable election deadline. In any event, the “payout date” is accelerated in the case of a change of control of Endocare or the director’s death. The director may elect to have a portion (up to 50%) of his DSUs settled in cash (rather than stock) to enable the director to pay taxes resulting from the share issuance.

For the quarters ended September 30, 2006 and December 31, 2006, the year ended December 31, 2007 and the year ending December 31, 2008, all of our non-employee directors elected to receive 100% of their retainers and meeting fees in the form of DSUs rather than cash.

A copy of the Non-Employee Director DSU Program is attached as Exhibit 10.2 to the Current Report on Form 8-K that we filed with the SEC on May 22, 2006.

In order to satisfy certain regulatory requirements in preparation for the planned listing of our common stock on The Nasdaq Capital Market, on August 6, 2007 we amended the Non-Employee Director DSU Program to impose a maximum 10-year term for the program (from the original adoption date, which was May 18, 2006) and establish a maximum number of shares that may be issued under the program, which is 400,000 shares. As of December 31, 2007, 56,801 DSUs were outstanding under the program.

Expense Reimbursement

Directors are reimbursed for reasonable expenses incurred in connection with serving as directors.

2004 Non-Employee Director Option Program

Each non-employee director also has participated in our 2004 Non-Employee Director Option Program (the “Director Option Program”). The Director Option Program was adopted by our board of directors in July 2004 as part of our 2004 Stock Incentive Plan, and became effective upon approval of the 2004 Stock Incentive Plan by our stockholders at the Annual Meeting of the Stockholders held September 10, 2004. The Director Option Program is subject to the terms and conditions of the 2004 Stock Incentive Plan. Under the Director Option Program, non-employee directors received a stock option grant of 6,667 shares on January 10 of each year beginning in 2005. In addition, each non-employee director first elected or appointed to the Board after stockholder approval of the 2004 Stock Incentive Plan received a stock option grant of 10,000 shares on the first trading day after such non-employee director was first elected or appointed to the Board. All of the options granted to non-employee directors under the Director Option Program were granted at an exercise price equal to the fair market value of the common stock on the date the options were granted. A copy of the Director Option Program is attached as Exhibit 10.34 to the Annual Report on Form 10-K that we filed with the SEC on March 16, 2005. On December 20, 2007, the Board, at the recommendation of the Compensation Committee, terminated the Director Option Program and adopted the Non-Employee Director RSU Program described below.

Non-Employee Director RSU Program

On December 20, 2007, the Board, at the recommendation of the Compensation Committee, adopted a Non-Employee Director RSU Program (the “Director RSU Program”) under our 2004 Stock Incentive Plan. The Director RSU Program replaced the Director Option Program described above. The Director RSU Program is subject to the terms and conditions of the 2004 Stock Incentive Plan. Under the Director RSU Program, each non-employee director initially elected or initially appointed to the Board after the effective date of the Director RSU Program will be granted $60,000 worth of RSUs on the first trading day after he or she joins the Board. In addition, each non-employee director who is reelected to the Board receives a grant of $40,000 worth of RSUs on the date of each annual meeting of stockholders at which he or she is reelected. No reelection grant is made to any director who has not served on the Board for at least six months prior to the reelection. To address the fact that there is a period of time between Endocare’s prior annual director equity grant date of January 10 and the date of the 2008 Annual Meeting, on January 10, 2008 each non-employee director was granted $13,333 worth of RSUs. All RSUs granted under the Director RSU Program are valued based on the closing price of our common stock on the grant date. Copies of the Director RSU Program and the form Director RSU Agreement are attached as Exhibits 10.41 and 10.42, respectively, to the Annual Report on Form 10-K that we filed with the SEC on March 17, 2008.

Equity Compensation Plans Not Approved by Security Holders

2002 Supplemental Stock Plan

Under our 2002 Supplemental Stock Plan, employees, consultants and outside directors could be granted options to purchase shares of our common stock. The maximum aggregate number of shares of our common stock that could be issued upon the exercise of options under the 2002 Supplemental Stock Plan is 145,000 shares. The 2002 Supplemental Stock Plan became effective on June 25, 2002. All options granted under the 2002 Supplemental Stock Plan become fully exercisable and each optionee has the right to exercise any unexpired options immediately prior to the occurrence of certain extraordinary events, such as a sale of all or substantially all of our assets, a merger in which we do not survive or the acquisition by any person or group of beneficial ownership of more than 50% of our common stock. The Board terminated the 2002 Supplemental Stock Plan on February 22, 2007. As a result, no additional options may be granted under the 2002 Supplemental Stock Plan, but options outstanding on the date of termination of the 2002 Supplemental Stock Plan remain outstanding in accordance with their terms.

Deferred Stock Unit Programs

The Employee Deferred Stock Unit Program and the Non-Employee Director Deferred Stock Unit Program are described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Endocare Stock

The following table sets forth information known to us with respect to the beneficial ownership of Endocare’s common stock as of March 11, 2009, unless otherwise noted, by:

•	each stockholder known to Endocare to own beneficially more than 5% of Endocare’s common stock;

•	each of Endocare’s directors;

•	each of Endocare’s executive officers, including each of the Named Executive Officers listed in the “2008 Summary Compensation Table” included in this proxy statement; and

•	all of Endocare’s current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power relating to securities. Shares of common stock subject to options, warrants or convertible securities currently exercisable or exercisable within 60 days of March 11, 2009 are deemed to be outstanding for computing the percentage of the person holding such securities and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to the community property laws where applicable, the persons or entities named in the table have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them. The information below is based on information supplied to Endocare by the executive officers, directors, certain stockholders and on Schedule 13Gs filed with the SEC. None of the directors, nominees or executive officers listed below owns any shares of Endocare common stock of record but not beneficially. Except as otherwise noted below, the address of each person or entity listed in the table is c/o Endocare, Inc., 201 Technology Drive, Irvine, California 92618.

	Amount and Nature
	of Beneficial	Percentage of
Name and Address	Ownership(1)	Total

DIRECTORS AND EXECUTIVE OFFICERS
John R. Daniels, M.D.(2)	103,563	*
David L. Goldsmith(3)	24,334	*
Eric S. Kentor(4)	28,000	*
Terrence A. Noonan(5)	66,668	*
Thomas R. Testman(6)	33,335	*
Michael R. Rodriguez(7)	128,439	*
Clint B. Davis(8)	110,513	*
All current directors and executive officers as a group (7 persons)(9)	494,852	4.2%
FORMER EXECUTIVE OFFICERS
Craig T. Davenport(10)	83,526	3.7%
STOCKHOLDERS OWNING MORE THAN 5% OF ENDOCARE’S STOCK
Frazier Healthcare V, L.P.(11) Two Union Square, 601 Union Street, Suite 3200 Seattle, Washington 98101	1,721,915	14.6%
State of Wisconsin Investment Board(12) P.O. Box 7842 Madison, Wisconsin 53707	1,101,832	9.3%
Black River Asset Management LLC and affiliates(13) 12700 Whitewater Drive Minnetonka, Minnesota 55343	983,937	8.3%
Goldman Capital Management Inc.(14) 320 Park Avenue New York, New York 10022	773,920	6.6%

*	Represents beneficial ownership of less than 1% of the class of securities.

(1)	As of March 11, 2009, there were 11,811,451 shares of Endocare’s common stock outstanding.

(2)	Consists of 41,101 outstanding shares, 26,668 shares subject to options that are exercisable within 60 days after March 11, 2009 and 26,592 shares underlying currently exercisable warrants. 36,101 of the outstanding shares and all of the warrants are held by Dr. Daniels and his wife AnnaMarie Daniels, as trustees of the Daniels Family Trust UTA 1993. 5,000 of the outstanding shares are held by Dr. Daniels and Dorothy A. Trulsen, as trustees of the Dorothy A. Trulsen Trust U/A 9/4/94.

(3)	Includes 500 shares held by Mr. Goldsmith, as trustee of the Leah Goldsmith Trust dated January 24, 1998, 250 shares held by Mr. Goldsmith, as trustee of the Aaron Goldsmith Trust, dated January 24, 1998, and

250 shares held by Aaron Goldsmith, Mr. Goldsmith’s son. Also includes 23,334 shares subject to options that are exercisable within 60 days after March 11, 2009.

(4)	Consists of 4,666 outstanding shares and 23,334 shares subject to options that are exercisable within 60 days after March 11, 2009. 666 of the outstanding shares are held by Mr. Kentor and his wife Adrienne T. Kentor, as trustees of the Kentor Trust, dated September 18, 2002.

(5)	Consists of 66,668 shares subject to options that are exercisable within 60 days after March 11, 2009.

(6)	Consists of (i) 5,000 outstanding shares held by Mr. Testman and his wife Jacqueline F. Testman, as trustees of the Testman Trust and (ii) 28,335 shares subject to options that are exercisable within 60 days after March 11, 2009.

(7)	Consists of (i) 694 outstanding shares held by The Michael R. and Helen L. Rodriguez Family Trust dated November 10, 1999 and (ii) 104,167 shares subject to options that are exercisable within 60 days after March 11, 2009.

(8)	Consists of (i) 4,728 outstanding shares and (ii) 64,236 shares subject to options that are exercisable within 60 days after March 11, 2009.

(9)	Consists of (i) 57,189 outstanding shares, (ii) 336,742 shares subject to options exercisable within 60 days after March 11, 2009 and (iii) 26,592 shares underlying currently exercisable warrants.

(10)	Includes 67,131 outstanding shares and 16,395 shares underlying currently exercisable warrants.

(11)	The information is based on a Schedule 13D amendment filed with the SEC on November 14, 2008. The voting and disposition of the shares held by Frazier Healthcare V, L.P. is determined by FHM V, LLC, which is the general partner of FHM V, L.P., which is the general partner of Frazier Healthcare V, L.P. Alan Frazier, Nader Naini, Trevor Moody, Nathan Every, Patrick Heron, James Topper and Thomas Hodge are the members of FHM V, LLC and, therefore, share dispositive and voting power over the shares held by Frazier Healthcare V, L.P.

(12)	The information is based on a Schedule 13G filed with the SEC on January 30, 2009. The Schedule 13G indicates that the State of Wisconsin Investment Board has sole dispositive and voting power over all 1,101,832 shares.

(13)	The information is based on a Schedule 13G/A filed with the SEC on February 22, 2008. The Schedule 13G/A indicates that (i) Black River Asset Management LLC has dispositive and voting power over all 983,937 shares, and (ii) of these shares, 819,105 shares are owned by Black River Long/Short Fund Ltd. and the balance are owned by Black River Long/Short Opportunity Fund LLC.

(14)	The information is as of January 6, 2009 and is based on a Schedule 13G filed with the SEC on January 7, 2009. The Schedule 13G indicates that Goldman Capital Management Inc. has sole voting power over all 773,920 shares.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	A		B		C
Remaining Available
	Number of				for Future Issuance
	Securities to be				Under Equity
	Issued Upon		Weighted Average		Compensation Plans
	Exercise of		Exercise Price of		(Excluding
	Outstanding		Outstanding		Securities
	Options, Warrants		Options, Warrants		Reflected in Column
Plan Category	and Rights		and Rights		A)

Equity Compensation Plans Approved by Security Holders	1,693,959	(1)	$11.56	(3)	702,548	(5)
Equity Compensation Plans not Approved by Security Holders	291,010	(2)	$34.50	(4)	840,311	(6)
Total	1,984,969		$12.35	(3)(4)	1,542,859

(1)	Consists of 425,583 shares to be issued upon the exercise of options outstanding under the 1995 Stock Plan, 21,668 shares to be issued upon the exercise of options outstanding under the 1995 Director Option Plan, 859,945 shares to be issued upon the exercise of options outstanding under the 2004 Stock Incentive Plan and 386,763 shares to be issued upon the vesting of RSUs outstanding under the 2004 Stock Incentive Plan.

(2)	Consists of 46,666 shares to be issued upon the exercise of options outstanding under the 2002 Supplemental Stock Plan, an aggregate of 78,363 DSUs held by employees under our Employee DSU Program and an aggregate of 165,981 DSUs held by non-employee directors under our Non-Employee Director DSU Program.

(3)	The RSUs referred to above in footnote (1) are disregarded for purposes of calculating the weighted average exercise price because the RSUs do not have any exercise price.

(4)	The DSUs referred to above in footnote (2) are disregarded for purposes of calculating the weighted average exercise price because the DSUs do not have any exercise price.

(5)	Consists of shares available for future issuance under the 2004 Stock Incentive Plan. The number of shares of common stock available for issuance under the 2004 Stock Incentive Plan automatically increases on the first trading day of each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will any such annual increase exceed 333,333 shares of common stock.

(6)	Consists of 606,292 shares available for future issuance under the Employee DSU Program and 234,019 shares available for future issuance under the Non-Employee Director DSU Program.

The above table does not include information for equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2008, a total of 1,621 shares of our common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $21.75 per share. No additional options may be granted under those assumed plans.

Changes in Control

Other than the Merger and the Financing, Endocare is not aware of any arrangements the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have no related party transactions to report.

We have adopted written related party transaction policies and procedures. Under these policies and procedures, our Audit Committee reviews the material facts of each “interested transaction” that requires the Audit Committee’s approval and either approves or disapproves of the entry into the interested transaction.

Our policies and procedures define an “interested transaction” as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships in which:

•	the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year;

•	Endocare is a participant; and

•	any related party (including an executive officer, director or nominee for election as a director of Endocare, a greater than five percent beneficial owner of Endocare or an immediate family member of any of the foregoing) has or will have a direct or indirect interest, other than solely as a result of being a director or less than 10 percent beneficial owner of another entity.

In determining whether to approve or ratify an interested transaction our Audit Committee is required to take into account, among other factors as it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Under our policies and procedures, no director is permitted to participate in any deliberation or approval of an interested transaction for which he or she is a related party, except that the director shall provide all material information concerning the interested transaction to the Audit Committee and may address questions from the Audit Committee.

Several types of interested transactions are considered “pre-approved” under our policies and procedures, including transactions that the SEC has determined are not disclosable as related party transactions under Item 404(a) of Regulation S-K (such as executive and director compensation).

Our board of directors has determined that each director other than Mr. Noonan is “independent,” as defined in the NASDAQ listing standards.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP during 2008 and 2007. In accordance with its charter, our Audit Committee pre-approves all audit and non-audit services provided by our independent auditor to ensure that our independent auditor is not engaged to perform the specific non-audit services proscribed by law or regulation. Under its charter, our Audit Committee may delegate pre-approval authority to a member of the Audit Committee, and the decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full audit committee at its next-scheduled meeting. Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of our independent auditor and has concluded that it is.

	2008		2007

Audit Fees, including our annual audits, review of our quarterly reports on Form 10-Q, audit of internal controls over financial reporting and filings with the SEC	$763,942		$651,300
Audit-Related Fees	$110,000	(1)	—
Tax Fees	—		—
All Other Fees	$—	(2)	$1,500	(2)
Totals	$873,942		$652,800

(1)	Consists of tax and financial due diligence related to the Galil Merger.

(2)	Consists of subscription fee for use of EY Online, an online accounting reference service provided by Ernst & Young LLP.

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

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2007 and 2008 is included in the Consolidated Financial Statements at page F-38. All other schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

A list of exhibits to this Form 10-K is found in the Exhibit Index immediately following the Schedule II of this Form 10-K, which is hereby incorporated by reference herein.

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

Endocare, Inc.

Date: March 30, 2009	By: /s/ Michael R. Rodriguez Michael R. Rodriguez Senior Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Michael R. Rodriguez and Clint B. Davis, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Rodriguez Michael R. Rodriguez	Senior Vice President, Finance and Chief Financial Officer (co-principal executive officer and principal financial and accounting officer)	March 30, 2009

/s/ Clint B. Davis Clint B. Davis	Senior Vice President, Legal Affairs, General Counsel and Secretary (co-principal executive officer)	March 30, 2009

/s/ John R. Daniels, M.D. John R. Daniels, M.D.	Director	March 30, 2009

/s/ David L. Goldsmith David L. Goldsmith	Director and Interim Chairman of the Board	March 30, 2009

/s/ Eric S. Kentor Eric S. Kentor	Director	March 30, 2009

/s/ Terrence A. Noonan Terrence A. Noonan	Director	March 30, 2009

/s/ Thomas R. Testman Thomas R. Testman	Director	March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Endocare, Inc.

We have audited the accompanying consolidated balance sheets of Endocare, Inc. (the Company) and subsidiary as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocare, Inc. and subsidiary at December 31, 2007 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Endocare, Inc. will continue as a going concern. As more fully described in Note 2, Endocare, Inc. has incurred recurring operating losses and cash flow deficits. In addition, Endocare, Inc. did not comply with a loan covenant at December 31, 2008 and January 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, Endocare, Inc. changed its method of accounting for common stock warrants in accordance with FASB Staff Position (FSP) No. 00-19-02, Accounting for Registration Payment Arrangements, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endocare, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 6, 2009

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2006	2007	2008
	(In thousands, except per share data)

Product sales	$15,044	$22,730	$24,375
Service revenues	12,298	6,418	6,693
Other	648	539	494

	27,990	29,687	31,562

Costs and expenses:
Cost of revenues	12,343	9,780	9,935
Research and development	2,781	2,555	2,346
Selling and marketing	15,195	14,855	14,619
General and administrative	13,107	12,506	13,078
Gain on recovery of note receivable	—	—	(750)
Investment impairment	—	—	918
Litigation settlement, net of related legal expenses	—	(677)	—

Total costs and expenses	43,426	39,019	40,146

Loss from operations	(15,436)	(9,332)	(8,584)
Interest income, net	452	391	168
Interest expense related to common stock warrants	3,716	—	—

Loss from continuing operations before taxes	(11,268)	(8,941)	(8,416)
Tax benefit on continuing operations	192	—	—

Loss from continuing operations	(11,076)	(8,941)	(8,416)
Income from discontinued operations, net of taxes	311	—	—

Net loss	$(10,765)	$(8,941)	$(8,416)

Net (loss) income per share of common stock — basic and diluted
Continuing operations	$(1.10)	$(0.80)	$(0.71)
Discontinued operations	$0.03	$—	$—
Weighted-average shares of common stock outstanding	10,084	11,122	11,902

The accompanying notes are an integral part of these Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,712	$2,685
Accounts receivable less allowances for doubtful accounts and sales returns of $90 and $146 at December 31, 2007 and 2008, respectively	3,530	5,076
Inventories, net	3,022	2,559
Prepaid expenses and other current assets	2,081	518

Total current assets	16,345	10,838
Property and equipment, net	850	628
Intangibles, net	3,077	2,576
Investments and other assets	989	75

Total assets	$21,261	$14,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,194	$3,638
Accrued compensation	3,895	1,955
Other accrued liabilities	3,034	3,007
Loan payable	880	1,880
Obligations under capital lease, current portion	28	26

Total current liabilities	10,031	10,506
Deferred compensation	227	77
Obligations under capital lease — less current portion	84	62
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,761,562 and 11,811,451 issued and outstanding at December 31, 2007 and 2008, respectively	12	12
Additional paid-in capital	200,663	201,632
Accumulated deficit	(189,756)	(198,172)

Total stockholders’ equity	10,919	3,472

Total liabilities and stockholders’ equity	$21,261	$14,117

The accompanying notes are an integral part of these Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
	(In thousands)

Balance as of December 31, 2005	10,029	$10	$178,497	$(165,677)	$12,830

Net loss and comprehensive loss	—	—	—	(10,765)	(10,765)
Stock options exercised	29	—	108	—	108
Stock-based compensation expense	—	—	2,797	—	2,797
Sale of common stock	168	—	(92)	—	(92)

Balance as of December 31, 2006	10,226	$10	$181,310	$(176,442)	$4,878

Net loss and comprehensive loss	—	—	—	(8,941)	(8,941)
Stock options exercised	167	—	1,125	—	1,125
Stock-based compensation expense	—	—	3,950	—	3,950
Sale of common stock	1,369	2	8,598	—	8,600
Reclassification of common stock warrants to equity	—	—	5,680	(4,373)	1,307

Balance as of December 31, 2007	11,762	$12	$200,663	$(189,756)	$10,919

Net loss and comprehensive loss	—	—	—	(8,416)	(8,416)
Stock-based compensation expense	—	—	1,185	—	1,185
Issuance of shares, net of shares withheld for payroll tax on stock issuance	51	—	(202)	—	(202)
Shares cancelled	(2)	—	(14)	—	(14)

Balance as of December 31, 2008	11,811	$12	$201,632	$(198,172)	$3,472

The accompanying notes are an integral part of these Consolidated Financial Statements

ENDOCARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2007	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(10,765)	$(8,941)	$(8,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on recovery of note receivable	—	—	(750)
Inventory reserve	197	(8)	330
Investment impairment	—	—	918
Depreciation and amortization	1,576	1,126	995
Reserve for uncollectible notes	695	—	—
Gain on divestitures, net	(524)	—	—
Stock-based compensation	2,845	3,901	1,185
Loss on sale of placement units and other fixed assets	47	52	54
Extinguishment of payroll tax liabilities	(891)	(121)	—
Interest expense on common stock warrants	(3,716)	—	—
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable	(407)	632	(1,546)
Inventories	(85)	(985)	(100)
Prepaid expenses and other current assets	(83)	291	(42)
Accounts payable	(1,409)	(1,199)	1,444
Accrued compensation	281	1,217	(2,090)
Other accrued liabilities	(1,364)	(560)	(41)

Net cash used in operating activities	(13,603)	(4,595)	(8,059)

Cash flows from investing activities:
Collection of notes receivable	—	—	2,351
Purchases of property and equipment	(158)	(109)	(93)
Proceeds from divestitures	7,480	—	—

Net cash provided by (used in) investing activities	7,322	(109)	2,258

Cash flows from financing activities:
Payments under capital lease obligation	—	—	(24)
Stock options and warrants exercised	108	1,125	—
Borrowings on line of credit	250	13,450	1,000
Payments on line of credit	(250)	(12,570)	—
Payroll tax on issuance of restricted stock	—	—	(202)
Proceeds from sale of stock and warrants, net	(92)	8,600	—

Net cash provided by financing activities	16	10,605	774

Net increase (decrease) in cash and cash equivalents	(6,265)	5,901	(5,027)
Cash and cash equivalents, beginning of year	8,108	1,811	7,712
Less: Cash of discontinued operations	(32)	—	—

Cash and cash equivalents, end of year	$1,811	$7,712	$2,685

Non cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$587	$334	$350
Transfer of Cryocare Surgical Systems from property and equipment to inventory for sale	470	103	117
Capital lease obligation	—	112	—
Adoption of FSP EITF No 00-19-2
Increase in additional paid-in capital	—	5,680	—
Reduction of retained earnings	—	(4,373)	—
Reduction of common stock warrant liability	—	(1,307)	—
Other supplemental information:
Interest paid	$19	$151	$79
Income taxes paid	$55	$69	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

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

Proposed Merger and Financing

On November 10, 2008, Endocare and Galil Medical, Ltd. (Galil), a privately held Israeli cryoablation company, entered into an Agreement and Plan of Merger (the Merger Agreement). Under the Merger Agreement, Orange Acquisitions Ltd., a newly formed wholly owned subsidiary of Endocare in Israel, will merge with and into Galil (the Merger), with Galil continuing after the Merger as the surviving company and a wholly owned subsidiary of Endocare. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Galil will be converted into the right to receive shares of our common stock.

At the effective time of the Merger, it is expected that 11,092,330 shares of Endocare common stock will be issued in the Merger and Endocare will assume the outstanding stock options of Galil. The exact conversion ratio cannot be calculated until immediately prior to the effective time of the Merger, but it is expected that approximately 33.0 ordinary shares of Galil will be converted into one share of Endocare common stock. Immediately following the effective time of the Merger and attributing ownership to Galil’s shareholders of shares to be deposited into the escrow account (Escrow Shares), Galil’s shareholders will own approximately 48.0%, and Endocare’s stockholders will own approximately 52.0%, of Endocare’s common stock, without giving effect to the shares issuable pursuant to the concurrent Financing described below. The Merger will have no effect on the number of shares of common stock of Endocare owned by existing Endocare stockholders. The Merger is subject to customary closing conditions, and subject to receipt of regulatory approvals, including the closing of the pending investigation by the FTC, and approvals by Endocare stockholders and Galil shareholders, we are seeking to close the Merger in the second quarter of 2009.

The Merger Agreement terminates pursuant to its terms if the Merger has not occurred on or prior to June 30, 2009, unless the parties agree otherwise. The Merger Agreement contains certain other termination rights for both Endocare and Galil, including each party’s right to terminate the Merger Agreement in the event the other party’s available cash drops below $1.0 million for more than ten business days. Upon termination of the Merger Agreement for specified breaches and certain similar circumstances, either party may be required to pay the other party a termination fee of $900,000 and to reimburse such party for expenses incurred in connection with the Merger, up to a maximum of $850,000. In addition, upon a termination of the Merger Agreement that does not trigger an obligation of a party to pay a termination fee in some circumstances, a party may nonetheless be required to reimburse the other party for expenses incurred in connection with the Merger, up to a maximum of $850,000.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrent with the execution of the Merger Agreement, Endocare and certain existing institutional accredited stockholders of Endocare and Galil entered into a Stock Purchase Agreement, relating to the private placement by Endocare of 16,250,000 shares of Endocare common stock at a purchase price of $1.00 per share (the Financing). The offering gross proceeds to Endocare from the Financing are expected to be $16.3 million. The closing of the Financing is subject to the concurrent closing of the Merger and certain other conditions, including the sale of shares in the Financing with a minimum aggregate purchase price of $12 million and that Endocare’s common stock remains listed on the NASDAQ Capital Market or the Over-The-Counter Bulletin Board. The issuance of common shares pursuant to the Merger Agreement and the Purchase Agreement is also subject to approval by our stockholders.

Upon consummation of the Merger and the Financing, and attributing ownership to Galil’s shareholders of the Escrow Shares, existing Endocare stockholders will own approximately 38.5% of our outstanding common stock and the shareholders of Galil will own approximately 61.5% of our outstanding common stock. As a result, the Merger will be accounted for as a reverse acquisition and equity recapitalization in accordance with U.S. generally accepted accounting principles. Under this method of accounting, after completion of the Merger and the Financing, Endocare will be treated as the “acquired” company for financial accounting and reporting purposes, and the combined entity’s results of operations prior to completion of the Merger will be those of Galil. We are obligated to pay a transaction fee of $800,000 and a percentage of the Financing proceeds (estimated to be approximately $265,000) to our investment banker upon the closing of the Merger and Financing. The Merger will be accounted for under the Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combination. Purchase consideration will be measured based on the fair value of equity instruments exchanged on the closing date. Consideration paid in excess of net tangible and intangible assets acquired will be recorded as goodwill. If the purchase consideration is less than the fair value of the net assets acquired, the difference will be recorded as a gain on the acquisition date.

We anticipate that the Merger will enhance shareholder value and solidify the long-term prospects of our cryoablation technology in the market place. Combining the two companies enhances our competitive position by providing complementary geographic markets resulting in larger global reach, a greater customer base, a complementary technology and patent portfolio as well as greater financial resources for promoting cryoablation demand and awareness against more established treatment options and for developing new applications for our proprietary technologies. Through consolidation of duplicate facilities, functions and overhead, Endocare and Galil also expect to achieve greater economies of scale and near-term and long-term savings by eliminating duplicative manufacturing, selling, marketing and administrative costs, redundant regulatory programs and the costs for separate clinical trials and studies. However, there is no assurance that the operations of the two companies will be successfully integrated or that the anticipated growth and savings will be realized.

2.	Recent Operating Results and Liquidity

Since inception, we have incurred losses from operations and have reported negative cash flows. As of December 31, 2008, we had cash and cash equivalents of $2.7 million, $1.9 million of the cash balance is borrowed under our line of credit and is payable on a current basis. Net cash used in operations were $13.6 million, $4.6 million and $8.1 million in 2006, 2007 and 2008, respectively. We do not expect to reach positive adjusted Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) on an annual basis in 2009, both as a stand-alone company and as a combined company after the proposed Merger discussed in Note 1, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions. In addition to working capital needs for our operations and growth initiatives, we have also incurred significant expenditures under indemnification obligations for our former officers and directors through the third quarter of 2008 and have large outstanding state and local tax liabilities as described below. In addition, we have incurred legal, accounting and other fees related to the proposed Merger and Financing.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect to use existing cash reserves, working capital through the sale of our products and the proceeds from borrowings on our line of credit to fund our operations until we complete the Merger and Financing. We believe the net proceeds from the Financing combined with expected expense reductions from eliminating duplicate or redundant facilities, infrastructure and functions will be adequate to enable the post-merger combined company to reach positive adjusted EBITDA.

Through December 31, 2008 we have incurred significant payments under our indemnification agreements with certain former officers and directors. These costs, net of insurance recoveries, totaled $0.5 million, $0.8 million and $1.8 million, in 2006, 2007 and 2008, respectively. As discussed under Note 12 — “Commitments and Contingencies,” our obligations to indemnify our former CFO and former CEO were terminated in August and October 2008, respectively.

We continue to face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.2 million. The amount was fully accrued as of December 31, 2008. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.

During the year ended December 31, 2008, we incurred $2.4 million in relation to potential strategic transactions including the proposed Merger. We estimate that $1.1 million in additional legal and accounting expenses will be incurred in 2009 to complete the Merger and Financing and we will pay total transaction fees currently estimated at approximately $1 million from the Financing proceeds to our investment banker at closing. Expenditures related to the Merger are recorded as general and administrative expenses as incurred since the Merger is not expected to occur until 2009, and these costs are required to be expensed under Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. Fees related to the Financing and share issuance will be recorded as a reduction of paid in capital. Consummation of the Merger is expected to continue to require a significant use of cash including post-closing integration costs, or, if the Merger is not consummated, any continued exploration of other strategic alternatives.

We have historically financed our operations and growth through borrowings and equity financings. Our cash needs are not entirely predictable. If the Merger and Financing are consummated, the net proceeds of the Financing will be used to finance the operations, costs of integration and cash flow needs of the combined company. The expected gross proceeds to Endocare of the proposed Financing are expected to be approximately $16.3 million. The closing of the Financing is subject to the concurrent closing of the proposed Merger and certain other conditions including the sale of shares with a minimum aggregate purchase price of $12.0 million. In the event that our available cash drops below $1.0 million for more than ten business days, Galil has the right to terminate the Merger Agreement.

If additional cash is required before we complete the Merger and Financing, we may access the remaining funds available under our $4 million bank credit facility. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. In 2008, we borrowed an additional $1.0 million under our credit facility, bringing the total amount currently outstanding under the credit facility to $1.9 million. As of December 31, 2008, there was $2.1 million available for additional borrowing under the credit facility. Our credit facility contains a minimum tangible net worth covenant measured on a monthly basis. The future availability of funds from our bank credit facility is subject to many conditions, including the subjective acceleration clause and other provisions that are predicated on events not within our control. We cannot access the bank credit facility if we fail to comply with all covenants and borrowing conditions. If a waiver is not granted, the bank can accelerate the outstanding indebtedness under the credit facility and terminate the credit facility. Under the subjective acceleration clause, the bank can accelerate payment on all outstanding borrowings and cease to make further advances to us in

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the event of default or if the bank determines in its judgment that a material adverse change has occurred or will occur.

We were not in compliance with the minimum tangible net worth covenant as of December 31, 2008 and January 31, 2009, and received a waiver from the bank with respect to this noncompliance on February 26, 2009. The waiver also redefines the minimum tangible net worth requirement and provides new lower net worth requirements for February through April 2009. In addition, on February 26, 2009, the credit facility, which was due to expire on that date, was extended to May 27, 2009. We are in discussions with the lender to obtain more permanent long-term financing, although such financing may not be available or available on terms acceptable to us. Also, there is no assurance that we will be able to comply with all borrowing requirements and covenants in future periods, that we can obtain a waiver if additional events of default occur or that the lender will not exercise the subjective acceleration clause.

There is no assurance that the Merger and Financing will occur and we cannot guarantee the availability of our existing capital resources or that they will be sufficient to fund our ongoing operations to the point where our operations will generate positive cash flows on a consistent basis. We will continue to assess the adequacy of our capital resources and may need to use existing and new sources of capital to finance operations and the growth of the business. If the Merger and Financing are not consummated, Endocare, as a stand-alone company, expects that it will need to raise additional capital during 2009 to fund its ongoing operations. Should such financing be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our continuing losses, cashflow deficits and obligations, along with the contingencies in our funding sources, together raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the shift in revenue mix from cryoablation procedure fees (where we also provide the service component) to direct sales of cryoablation disposable products (where we do not perform the service component and have a lower average selling price as well as cost of sales per procedure), we have experienced an increase in gross margins as a percentage of revenues although the gross profit dollars per case generally are the same. Our gross margin has also increased due to reconfiguration of our products to reduce manufacturing costs and sourcing products and components to lower cost suppliers. We have also reduced operating expenses through streamlining our corporate organization, elimination or deferral of some longer-term research, development, clinical and marketing activities, instituting additional equity incentive programs to reduce cash compensation outlays, and in general better control of our operating expenses.

Revenues and the related cost of revenues from continuing operations consist of the following for the three years ended December 31, 2008:

	Year Ended December 31,
	2006	2007	2008
		(In thousands)

Revenues:
Product sales:
Cryoablation disposable products	$13,948	$21,157	$22,864
Cryocare Surgical Systems	1,096	1,573	1,511

	$15,044	$22,730	$24,375
Cryoablation procedure fees	$12,298	$6,418	$6,693
Cardiac royalties	604	386	511
Other	44	153	(17)

	$27,990	$29,687	$31,562

Cost of revenues:
Cryoablation disposable products and procedure fees	$11,541	$9,006	$9,408
Cryocare Surgical Systems	802	774	527

	$12,343	$9,780	$9,935

Cost of revenues for cryoablation disposable products and procedure fees are combined for reporting purposes. Sales of cryoablation disposable products and procedure fees incorporate similar inventory when sold and we do not

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separately track the cost of disposable products sold directly to customers and those consumed in cryoablation procedures. Procedure fees relate to services which are provided to medical facilities upon request to facilitate the overall delivery of our technology into the marketplace.

We provide customary sales incentives to customers and distributors in the ordinary course of business. These arrangements include volume discounts, equipment upgrades and rent-to-own programs. These transactions are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when applicable. We defer the recognition of certain Cryocare Surgical System revenues where we have continuing performance obligations. Deferred revenues are adjusted in future periods when remaining obligations have been met. Deferred revenue as of December 31, 2007, and 2008 is not significant and was included in other accrued liabilities. From time to time, we may agree to provide equipment upgrades for free or at significant discounts to select customers who purchased Cryocare Surgical Systems in the prior years. These offers to upgrade are at our discretion and intended to facilitate the delivery of our latest cryoablation technology into the market place. The loss on equipment provided for upgrades is expensed at the earlier of the commitment or shipment date. We have reduced the selling price of Cryocare Surgical Systems in select instances to at or near cost to promote the use of cryoablation as a preferred treatment option. These initiatives have decreased the gross margin on sale of Cryocare Surgical Systems.

In 2006, 2007 and 2008, one customer accounted for 28.8 percent, 42.1 percent and 37.0 percent of total revenues, respectively. This customer accounted for 38.9 percent and 40.4 percent of our accounts receivable balance as of December 31, 2007 and 2008, respectively. We derived 94.2 percent, 92.8 percent and 91.9 percent of revenues from sales in the United States during this three-year period.

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

The following is a summary of inventory

	December 31,
	2007	2008
	(In thousands)

Raw materials	$2,331	$1,831
Work in process	227	119
Finished goods	958	1,096

Total inventories	3,516	3,046
Less inventory reserve	(494)	(487)

Inventories, net	$3,022	$2,559

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term. Cryoablation equipment placed at customer sites for use with our disposable cryoprobes is depreciated into cost of revenues over estimated useful lives of three years. Repair and maintenance costs are expensed as incurred. Depreciation expense from continuing operations was $1.0 million, $0.6 million and $0.5 million in 2006, 2007 and 2008 respectively.

The following is a summary of property and equipment:

	December 31,
	2007	2008
	(In thousands)

Equipment and computers	$1,899	$1,818
Cryoablation systems placed at customer sites	5,169	5,203
Furniture and fixtures	1,040	1,059
Leasehold improvements	321	321

Total property and equipment, at cost	8,429	8,401
Accumulated depreciation and amortization	(7,579)	(7,773)

Property and equipment, net	$850	$628

We lease certain office equipment under a capital lease agreement. Capital lease obligations are amortized over the life of the lease and amortization for capitalized assets under lease agreements are included in depreciation expense. Office equipment included in property and equipment above was $0.1 million at December 31, 2007 and 2008 and related depreciation expense was approximately $4,000 and $20,000 for the years ended December 31, 2007 and 2008, respectively.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We consider assets to be impaired and write them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts. Fair value is based upon the present value of the associated cash flows. Changes in circumstances (for example, changes in laws or regulations, technological advances or changes in our strategies) may also reduce the useful lives from initial estimates. Changes in the planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements. In such circumstances, we will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life. There were no changes in estimated useful lives and no impairment charge during 2006, 2007 and 2008.

Amortization expense for each of the years ending December 31 will consist of the following amounts:

2009	501
2010	501
2011	501
2012	501
2013	302
Thereafter	270

$2,576

Amortization expense from continuing operations totaled $0.6 million, $0.5 million and $0.5 million in 2006, 2007 and 2008, respectively.

The following is a summary of intangible assets:

	December 31,
	2007	2008
	(In thousands)

Domain name	$435	$435
Covenant not to compete	352	352
Patents	6,205	6,205

Total intangibles	6,992	6,992
Accumulated amortization	(3,915)	(4,416)

Intangibles, net	$3,077	$2,576

Investments

We hold minority investments of less than 20 percent in certain private early stage technology companies acquired in conjunction with various strategic alliances. We do not have the ability to exercise significant influence over the financial or operational policies or administration of these companies; therefore, they are accounted for

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the cost method. Realized gains and losses are recorded when related investments are sold. These investments are regularly assessed for impairment through review of operations and indicators of continued viability, including operating performance, financing status, liquidity prospects and cash flow forecasts. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other-than-temporary. These investments are included in investments and other assets. As further discussed under Note 11 — “Collaborative and Other Agreements,” we recorded an impairment charge of $0.9 million related to our minority investment in a privately held medical device company in the fourth quarter of 2008.

Product Warranties

Certain of our products are covered by warranties against defects in material and workmanship for periods up to two years after the sale date. The estimated warranty cost is recorded at the time of sale and is adjusted periodically to reflect actual experience. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. Our warranty costs and liability (included in other accrued liabilities) were not significant for 2006, 2007 or 2008.

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

Advertising

Advertising costs are included in selling and marketing expenses as incurred and totaled $0.3 million, $0.2 million and $0.1 million for 2006, 2007 and 2008, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, primarily consist of cash and cash equivalents, accounts receivable and notes receivable. We may be exposed from time to time to credit risk with our bank deposits in excess of the FDIC insurance limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents, except as described below. Our receivables are derived primarily from sales of Cryocare Surgical Systems and cryoablation disposable products to medical facilities, medical groups and urologists. Cryoablation procedure fees are generated from medical facilities. One customer accounted for 28.8 percent, 42.1 percent and 37.0 percent of our revenues for the years ended December 31, 2006, 2007 and 2008, respectively. This same customer accounted for 37.2 percent of our fourth quarter 2008 revenues. 38.9 percent and 40.4 percent of our accounts receivable as of December 31, 2007 and 2008 were due from this customer. We have no history of past due receivables from this customer. We perform ongoing credit evaluations of our customers and generally do not require collateral. Reserves are maintained for

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential credit losses. There are no significant concentrations of credit risk with respect to trade receivables except for the customer referenced above.

Approximately $2.0 million of our cash is invested in a money market mutual fund (the Citi Institutional Liquid Reserves) which includes in its investment portfolio commercial paper, time deposits, certificates of deposits, bank notes, corporate bonds and notes and U.S. government agency securities. Although the fund seeks to preserve the value of the investment at $1.00 per share, it is possible to lose our principal if the underlying securities suffer losses as a result of current credit market conditions. At January 31, 2009, the fund reported that certain securities within the portfolio are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value (NAV) of $1, which represents the price at which investors buy (“bid price”) and sell (“redemption price”) fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. Effective September 2008, the federal government provided a temporary guarantee through April 30, 2009 on publicly traded or regulated money market mutual funds that elect to participate in the program. The program protects the shares of money market fund investors as of September 19, 2008. The guarantee may be extended through September 18, 2009 at the discretion of the U.S. Treasury Department. We believe that our investment has not been impaired and that we can withdraw our finds at any time without restriction. We will monitor the value of the fund periodically for impairment.

In 2003, we acquired a $2.7 million note receivable from the sale of a Timm Medical product line and in 2006, we received a $1.4 million note receivable from the divestiture of Timm Medical. In addition, in 2002, we received a $0.3 million secured note receivable for certain advances we made to a shareholder consultant of Endocare. These are included in investments and other assets. We evaluate the creditworthiness of the debtors periodically and provide allowances for uncollectible amounts. We collected the $1.4 million note receivable from the sale of Timm Medical in February 2008 along with related interest. Also, in August 2008 we negotiated and collected $750,000 in full satisfaction of the fully-reserved $2.7 million note receivable. The note from the consultant shareholder remains outstanding and has been fully reserved. See Note 7 — “Dispositions and Discontinued Operations,” and Note 15 — “Related Party Transactions” for further discussion.

Fair Value of Financial Instruments

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our invested cash without significantly increasing the risk of loss. Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and notes receivable, minority investments, accounts payable, accrued liabilities and a line of credit. The carrying amounts of current assets and liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization. The interest rates on the note receivable related to the sale of Timm Medical generally approximate market rates for secured obligations of similar terms and maturity. The fair value of minority investments is based on the value of comparable publicly traded early stage companies as further discussed in Note 11 — “Collaborative and Other Agreements.” The line of credit bears interest at variable rates and its carrying value approximates fair value. See Note 13 — “Fair Value Measurements” for further discussion.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Accrued Liabilities

Other accrued liabilities as of December 31, 2007 and 2008 include $2.2 million in state and local taxes, primarily sales and use taxes in various jurisdictions in the United States.

Capital Stock and Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the respective periods. Basic earnings per share also include contingently issuable shares (such as fully vested deferred and restricted stock units) as of the date all necessary conditions for issuance have been met. Diluted loss per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options, warrants, and restricted and deferred stock units that were outstanding during the respective periods presented. For periods when we reported a net loss from continuing operations, these potentially dilutive common shares were excluded from the diluted income or loss per share calculation because they were anti-dilutive. As of December 31, 2008, 2007, and 2006, we had 3.4 million, 3.8 million, and 3.3 million, respectively, in potentially dilutive common shares outstanding (prior to the application of the treasury stock method) in the form of stock options, restricted stock units, deferred stock units, and warrants.

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

We collect and remit sales tax on a gross basis. Our sales tax liability is classified as a current obligation.

Stock-Based Compensation

Our equity awards include stock options, deferred stock units and restricted stock units. Some awards vest based on continuous service while others vest based on performance conditions, such as profitability and sales

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goals. Stock options generally have a maximum contractual term of 10 years and vest pro-rata over four years, which is the requisite service period.

Stock-based compensation expense is accounted for under SFAS No.123R (revised), Share-Based Payment (SFAS No. 123R), which requires companies to measure and recognize in the financial statements the cost of services received in exchange for awards of equity instruments to employee, directors and consultants. The fair value of share-based awards is estimated at the grant date using the Black Scholes option pricing model, and the portion that is ultimately expected to vest is recognized as compensation expense over the explicit or implicit service period. Deferred stock units and restricted stock units are accounted for similar to restricted stock grants and are measured based on the trading price of the underlying common shares at the date of grant. As more fully described in Note 9 — “Equity Incentive Plans,” beginning in 2006, deferred stock units are issued in lieu of cash bonuses to employees and board fees to members of the board of directors at the election of the eligible participants. These units vest when services are rendered each year in the case of employee bonuses and each quarter in the case of board fees. Beginning in 2007, restricted stock units are also granted to employees with a contractual life of 10 years. Certain restricted stock units vest based on service over a specified period (3 years) while others vest contingently based on performance conditions such as sales and profitability goals over 2 to 3 years. For awards that vest based on continuous service, we record compensation expense ratably over the service period from the date of grant. For grants that vest based on performance conditions, we begin recording compensation expense over the service period when we determine that achievement is probable. Change in estimates as to probability of vesting is recorded through a cumulative catch-up adjustment when the assessment is made. Change in the estimated implicit service period is recorded prospectively over the remaining vesting period.

We use the Black-Scholes standard option pricing model and the single option award approach for awards with graded vesting to measure the fair value of the stock options granted to employees. The determination of fair value is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and the projected exercise and post-vesting employment termination behavior of employees. The following are the significant assumptions and estimation methodologies in the Black-Scholes valuation calculations in accordance with the requirements of SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment.

a. Expected term — Through December 31, 2007, we utilized the “shortcut method” to estimate the expected term for “plain vanilla” options as permitted under SAB 107 (an expected term based on the mid point between the vesting date and the end of the contractual term). We converted to company-specific experience on January 1, 2008. The expected term for grants during 2006 to 2008 averaged 6.25 years. The change in methodology did not have a significant effect on the recorded expense.

b. Expected volatility — We use historical volatility (based on daily trading prices) to estimate the fair value of options granted. Volatility is measured over a sequential period that approximates the expected term of the equity awards. We have excluded the period from October 24, 2002 to January 16, 2003 (inclusive) during which our common stock experienced unusually high volatility as a result of announcement of our failure to file the September 30, 2002 Form 10-Q, temporary suspension of trading, delisting of our shares from NASDAQ, and an investigation commenced by the SEC. Average volatility for options granted in 2006, 2007 and 2008 was approximately 69.5 percent, 66.6 percent and 70.1 percent, respectively. We did not incorporate implied volatility since there are no actively traded option contracts on our common stock and sufficient data for an accurate measure of implied volatility was not available.

c. Expected Forfeitures — Stock-based compensation expense is recorded net of expected forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate an average forfeiture rate of approximately 25.0 percent based on historical experience from 2001 through December 31, 2008. We periodically assess the forfeiture rate. Changes in estimates is recorded in the period of adjustment.

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d. Risk-Free Interest Rate — The risk-free rate is based on implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon bonds with remaining terms equal to the expected term of the employee stock awards.

e. Dividends — We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. As such, our expected dividend yield is zero.

Due to our continuing losses, we do not recognize deferred tax assets related to our stock-based compensation and we have not recorded benefits for tax deductions in excess of recognized compensation costs (required to be recorded as financing cash flows) due to the uncertainty of when we will generate taxable income to realize such benefits.

Total stock-based compensation expense for options, deferred stock units and restricted stock units was $2.8 million, $3.9 million and $1.2 million in 2006, 2007 and 2008, respectively. Stock-based compensation expense is included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cost of revenues	$56	$86	$48
Research and development	107	94	25
Selling and marketing	630	702	506
General and administrative	2,052	3,019	606

Total	$2,845	$3,901	$1,185

During the third quarter of 2007, we determined that it was probable the profitability goals would be met during 2009, and that the related performance-based awards would vest. In conjunction with this assessment, we recorded $0.6 million of compensation expense in the third quarter of 2007, including a cumulative adjustment for expenses relating to the second quarter of 2007 as if the probable assessment had been determined at the original grant date. During the third quarter of 2008, we reassessed and determined that it was no longer probable the profitability goals would be met during the performance measurement period and as such, the related performance based awards would not vest. In conjunction with this change in assessment, we recorded a $1.2 million reduction in stock-based compensation expense in the third quarter of 2008 to reverse the expense previously recorded. $0.6 million of this amount relates to expenses recorded in 2007.

In addition, we recorded a $0.1 million reduction in expenses for equity awards forfeited by our former CEO who resigned in September 2008.

As of December 31, 2008, there was $0.9 million (net of estimated forfeitures) of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average period of 0.7 years. Unrecognized compensation for restricted stock units was $1.7 million at December 31, 2008 (assuming that all service and performance milestones will be met) and will be recognized over a weighted average period of 0.9 years. As of December 31, 2006, 2007 and 2008 stock compensation cost capitalized as inventory was insignificant.

4.	Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements to jointly develop, manufacture, distribute and market a product whereby the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 31, 2008, which will be our fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative agreements existing as of the effective date. We are in the process of evaluating the potential impact of adopting EITF No. 07-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires companies to recognize all the assets acquired and liabilities assumed in a business combination and establishes the acquisition-date fair value as the measurement objective, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and re-measuring and writing down these assets, if necessary, in subsequent periods during their development. SFAS No. 141(R) will also impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, indemnification assets, and tax benefits. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS No. 160 regarding noncontrolling interests shall be applied retrospectively. We will adopt SFAS No. 141(R) and SFAS No. 160 as of January 1, 2009, as required. At the effective time of the Merger, the accounting and business combination transaction will be recorded in accordance with both pronouncements. As of December 31, 2008 we have incurred $2.4 million related to legal and financial advisory expenses to evaluate potential strategic opportunities including the Merger. These expenditures were recorded as general and administrative expenses as incurred since any potential transaction is not expected to occur until 2009, and these costs will be required to be expensed under SFAS No. 141(R). Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by Endocare stockholders and those of Galil and continued listing of Endocare common stock on the NASDAQ Capital Market.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which the cost of a recognized intangible asset is amortized under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. We will be applying FSP FAS No. 142-3 on an ongoing basis to intangible assets acquired in our merger with Galil that we are seeking to close in the second quarter of 2009.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	Private Placement of Common Stock and Warrants

May 2007 Private Placement

On May 24, 2007, we entered into a common stock subscription agreement with Frazier Healthcare V, L.P. (Frazier) and on May 25, 2007 we entered into a registration rights agreement with Frazier. Under the subscription agreement, Frazier agreed to purchase 1,085,271 shares of our common stock at a price per share of $6.45, for aggregate proceeds to us of $7.0 million.

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

Fusion Capital Equity Purchase Agreement

On October 25, 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion Capital). Under this agreement we had the right to sell to Fusion Capital up to $16.0 million worth of common stock, at our election, over a two year period at prices determined based upon the market price of our common stock at the time of each sale, without any fixed discount. We could sell common stock in $100,000 increments every fourth business day, with additional increments available every third business day if the market price per share of our common stock was $4.50 or higher. Our agreement with Fusion Capital did not allow us to sell shares to Fusion Capital on any date on which the purchase price was less than $3.00. Under the terms of the agreement, we issued 157,985 shares of common stock to Fusion Capital in 2006 for no consideration as a commitment fee. Our agreement with Fusion Capital expired on November 6, 2008.

Through November 6, 2008, we had sold 293,397 shares issued to Fusion Capital for gross proceeds of $1.6 million. The most recent sale occurred in May 2007 and no additional shares were issued through the expiration date. We paid a transaction fee equal to 6.0 percent of the stock proceeds to an investment advisory firm under a pre-existing capital advisory agreement.

March 2005 Private Placement

On March 11, 2005, we completed a private placement of 1,878,448 shares of our common stock and detachable warrants to purchase 1,314,892 common shares at an offering price of $8.31 per share, for aggregate gross proceeds of $15.6 million. Transaction costs were $1.0 million, resulting in net proceeds of $14.6 million. Of

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The warrants have an anti-dilution clause that is triggered upon issuance of a certain number of shares of our common stock that reduces the effective exercise price of the warrants to preserve the ownership of the warrant holders. As a result of our May 2007 private placement and the issuance of shares to Fusion Capital through November 6, 2008, the exercise price of the Series A Warrants decreased to $10.02 to effectively provide holders the right to purchase an additional 31,667 shares and the exercise price of the Series B Warrants decreased to $11.37 to effectively provide holders the right to purchase an additional 37,191 shares.

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

The registration rights agreement provides that if a registration statement is not filed within 30 days of closing or does not become effective within 90 days thereafter, then in addition to any other rights the holders may have, we will be required to pay each holder an amount in cash, as liquidated damages, equal to one percent of the aggregate purchase price paid by such holder per month. We incurred and recorded as general and administrative expense, $0.6 million of liquidated damages through September 28, 2005, when the S-2 registration statement was declared effective.

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

Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares, we accounted for the registration payment arrangement and warrants as one instrument classified as a derivative (a non-current liability) under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We allocated a portion of the March 2005 offering proceeds to the warrants based on their fair value at issuance. Through December 31, 2006, we revalued the warrants as a derivative instrument quarterly in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. During 2006, we recorded a non-cash

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction to interest expense of $3.7 million, which represents a decrease in the fair value of the warrants, primarily due to a decrease in our share price, lower overall stock price volatility and the continual lapse of the warrants’ remaining contractual term.

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

The $9.5 million consideration included cash of $8.1 million and a two-year, five percent promissory note secured by the assets of Timm Medical for $1.4 million. The note was convertible into Plethora’s ordinary shares at any time at our option. Net cash proceeds on the date of the divestiture were $7.5 million (after $0.6 million in transaction costs and $40,000 in cash of Timm Medical as of the disposition date). In anticipation of a potential accelerated settlement of the note in exchange for a discount, we had recorded a $0.3 million reserve on the note balance in the fourth quarter of 2006 and ceased accruing interest income. During the three months ended September 30, 2007, we reversed the $0.3 million allowance and reinstated the note to its face value and recorded $0.1 million in interest income previously suspended. The note and unpaid accrued interest totaling $1.6 million was paid in full on February 11, 2008. The note receivable was included in prepaid expenses and other current assets at December 31, 2007.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities of discontinued operations as of February 10, 2006 included the following:

Assets:
Cash, inventories and other current assets	$1,041
Property and equipment, net	71
Goodwill, net	4,552
Intangibles, net	3,680
Other assets	65

Total assets	$9,409

Liabilities:
Accounts payable and other current liabilities	$502
Other accrued liabilities	486

Total liabilities	988

Net assets	$8,421

Revenues for Timm Medical were $1.0 million for the period from January 1 to February 10, 2006. The operations of Timm Medical are classified as discontinued operations in 2006. Income from discontinued operations for the year ended December 31, 2006 includes a $0.5 million gain on disposal and is net of $0.2 million in taxes.

Cryoablation Products for Cardiac Applications — 2003

On April 14, 2003, we sold our cardiac-related product manufacturing operations and licensed the related intellectual property to CryoCath Technologies, Inc. (CryoCath) for $10.0 million. CryoCath was the exclusive distributor for cryoprobes and consoles in connection with the SurgiFrosttm system, a cryoablation system designed to treat cardiac arrhythmias. We transferred all of our manufacturing assets and inventory related to the cardiac product line to CryoCath, including technical know-how, vendor lists, production equipment and inventory. In addition, CryoCath received an exclusive worldwide perpetual license for cardiac uses to our proprietary argon gas based technology associated with the product and makes payments to us under a nine-year descending royalty stream based on net sales of products incorporating the licensed technology. We also agreed to a 12-year worldwide covenant not to compete in the cardiac field. Upon the consummation of the sale, we terminated our pre-existing distribution agreement with CryoCath. We are required to attend quarterly and annual technical update meetings through 2014. Since the technology was internally developed and the tangible assets sold had minimal value, the sale resulted in a 2003 second quarter gain of $10.0 million. The royalty stream decreases from 10 percent to 3 percent of net sales from the SurgiFrosttm system during the period 2004 to 2012. The royalty payments are recorded in the periods earned. Royalty income was $0.6 million, $0.4 million and $0.5 million in 2006, 2007 and 2008, respectively.

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

Urinary Incontinence and Urodynamics — 2003

On October 15, 2003, Timm Medical agreed to sell the manufacturing assets related to its urodynamics and urinary incontinence product lines to SRS Medical Corp. (SRS) for a $2.7 million note. These assets include certain patents and trademarks related to the urodynamics and urinary incontinence products, inventory, customer lists and technical know-how. The note bore interest at 7.5 percent and was secured by the assets sold. As amended in

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 2004, the note required quarterly payments of $45,000 beginning March 31, 2004, increasing to $60,000 for the quarter ended December 31, 2005. Amounts which remained outstanding at December 31, 2005 were payable at least $60,000 per quarter until the outstanding principal and accrued interest were paid in full. The carrying values of the urodynamics and urinary incontinence-related assets were $1.3 million on the date of sale. Management concluded that collection of the note from SRS was not reasonably assured and provided a full valuation allowance on the note. As a result, a loss of $1.3 million was recorded in the fourth quarter of 2003 equal to the carrying value of the assets sold and collections on the note, if any, would be reported as gain in the period received.

The note was transferred from Timm Medical to Endocare prior to the sale of Timm Medical in 2006. Collections during 2006, 2007 and 2008 were $0.2 million, $0.2 million and $0.1 million respectively and were applied to accrued interest. During August 2008, we negotiated and accepted a $750,000 payment from SRS in full satisfaction of the note and recorded this amount as gain on recovery of note receivable.

8.	Stock-Based Compensation

As of December 31, 2008, we have four stock-based employee compensation plans and two non-employee director stock-based compensation plans.

The following tables summarize our option activities:

	Year Ended December 31, 2008
		Weighted-
		Average
	Number of	Exercise Price
	Options	Per Option

Outstanding, beginning of year	1,757,962	$12.75
Granted	78,407	3.22
Cancelled/forfeited	(480,886)	12.29
Exercised	—	—

Outstanding, end of year	1,355,483	12.36
Exercisable, end of year	1,148,015	13.38

The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2008 is 5.81 years and 5.42 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 is zero. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock at December 31,2008, for those awards that have an exercise price currently below the quoted price. In each of the years ended December 31, 2006, 2007 and 2008, the aggregate intrinsic value of options exercised under the stock option plans was $0.1 million, $0.2 million and zero respectively. Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2006, 2007 and 2008 was $0.1 million, $1.1 million and zero, respectively. The weighted average fair value of our options granted at the grant date was approximately $5.69 in 2006, $3.53 in 2007 and $2.02 in 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2007	2008

Stock volatility	0.70	0.67	0.70
Risk-free interest rate	4.6%	4.7%	2.80%
Expected life in years	6.25 years	6.25 years	6.25 years
Stock dividend yield	—	—	—

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of shares vested during 2008 is approximately equal to the $1.3 million recorded as stock compensation expense during 2008.

Stock Units

During 2007 and 2008, the Company issued 0.5 million and 0.1 million restricted stock units at a weighted average grant date fair value of $5.76 and $3.83, respectively, all of which are non-vested and 0.4 million are outstanding at December 31, 2008. No restricted stock units were granted or outstanding in 2006.

As of December 31, 2007 and 2008, the Company had 81,589 and 79,301 deferred stock units outstanding with a weighted average grant date fair value of $6.66 in 2007 and $7.00 in 2008 respectively, under the employee deferred stock unit program. As of December 31, 2007 and 2008, we had 56,800 and 165,982 deferred stock units outstanding with a weighted average grant date fair value of $6.78 in 2007 and $2.86 in 2008 respectively, under the non-employee director deferred stock unit program. All deferred stock units have vested.

The fair value of each stock unit is based on the underlying stock price on the date of grant. The aggregate intrinsic value of deferred and restricted stock units at December 31,2008, based on the difference between the share price on the date of grant and at December 31, 2008 is zero.

9.	Equity Incentive Plans

Share-based payments

As of December 31, 2008, we had stock options, deferred stock units and restricted stock units outstanding under four employee and two non-employee director stock-based compensation plans, as follows:

2004 Stock Incentive Plan.  The 2004 Stock Incentive Plan adopted in September 2004 authorizes the Board or one or more committees designated by the Board (the Plan Administrator) to grant options and rights to purchase common stock to employees, directors and consultants. Options may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options or other equity instruments. The 2004 Stock Incentive Plan replaced the 1995 Stock Plan and 1995 Director Plan described below. The exercise price is equal to the fair market value of our common stock on the date of grant (or 110 percent of such fair market value, in the case of options granted to any participant who owns stock representing more than 10 percent of our combined voting power). Options generally vest 25 percent on the one-year anniversary date, with the remaining 75 percent vesting monthly over the following three years and are exercisable for 10 years. On the first trading day of each calendar year beginning in 2005, shares available for issuance will automatically increase by three percent of the total number of outstanding common shares at the end of the preceding calendar year, up to a maximum of 333,333 shares. In addition, the maximum aggregate number of shares which may be issued under the 2004 Stock Incentive Plan will be increased by any shares (up to a maximum of 933,333 shares) awarded under the 1995 Stock Plan and 1995 Director Plan that are forfeited, expire or are cancelled. Options become fully vested if an employee is terminated without cause within 12 months of a change in control as defined. Upon a corporate transaction as defined, options not assumed or replaced will vest immediately. Options assumed or replaced will vest if the employee is terminated without cause within 12 months. As of December 31, 2008, there were outstanding under the 2004 Stock Incentive Plan options and restricted stock units to purchase 1,246,708 shares of our common stock and 702,548 options were available for grant.

1995 Stock Plan.  The 1995 Stock Plan authorized the Board or one or more committees designated by the Board (the Committee) to grant options and rights to purchase common stock to employees and certain consultants and distributors. Options granted under the 1995 Stock Plan may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options or other equity instruments, as determined by the Board or the Committee. The exercise price of options granted under the 1995 Stock Plan was required to equal the fair market value of our common stock on the date of grant. Options generally vest 25 percent on the one-year anniversary date, with the remaining 75 percent vesting monthly over the following

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three years. Options are exercisable for 10 years. The 1995 Stock Plan was replaced by the 2004 Stock Incentive Plan on September 10, 2004. As of December 31, 2008, there were outstanding under the 1995 Stock Plan options to purchase 425,583 shares of our common stock and no options were available for grant.

1995 Director Option Plan.  The 1995 Director Option Plan (the Director Plan) provided automatic, non-discretionary grants of options to our non-employee directors (Outside Directors). Upon election, each director received an initial option grant to purchase 6,666 shares of common stock which vest over two years and an annual option grant to purchase 1,666 common shares which becomes exercisable after one year. The exercise price of options granted to Outside Directors was required to be the fair market value of our common stock on the date of grant. Options granted to Outside Directors have 10-year terms, subject to an Outside Director’s continued service as a director. The 1995 Director Option Plan was replaced by the 2004 Stock Incentive Plan on September 10, 2004. As of December 31, 2008 there were outstanding under the 1995 Director Option Plan options to purchase 21,668 shares of Endocare’s common stock and no options were available for grant.

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

Employee Deferred Stock Unit Program.  On May 18, 2006 we adopted the “Employee Deferred Stock Unit Program” and the “Non-employee Director Deferred Stock Unit Program.” Under the terms of the employee program, certain eligible employees have the option to elect to receive all or a portion of their annual incentive award (at a minimum of 25 percent) in deferred stock units in lieu of cash. In addition each participating employee will also receive an additional premium in stock at a percentage determined by the Compensation Committee of our Board. That percentage premium for 2006 and 2007 was 20 percent. There was no premium for 2008. Each unit entitles the holder to receive one common share at a specified future date. Irrevocable deferral elections are made during a designated period no later than June 30 of each year. The units vest upon the determination of the incentive award achieved and the number of stock units earned. This determination is made in the first quarter of the following fiscal year. The stock price to determine the number of shares to be issued is the fair market value of the stock on the date on which the deferred stock units are granted. In 2006, 2007 and 2008, the date of grant was June 23, 2006, March 30, 2007 and April 4, 2008, respectively, on which dates the closing stock price was $8.10, $6.66 and $7.00, respectively. Compensation expense related to the bonus incentive award program is recorded pro rata during the performance year based on the estimated incentives achieved, whether payable in cash or in stock units. The portion of incentive award payable in stock units is recorded as additional paid-in-capital. The estimated value of the incentives is periodically adjusted based on current expectations regarding the levels of achievement. In order to satisfy certain regulatory requirements in preparation for the planned listing of our common stock on The NASDAQ Capital Market, on August 6, 2007 we amended the Employee Deferred Stock Unit Program to impose a maximum 10-year term for the program (from the original adoption date, which was May 18, 2006) and establish a maximum number of shares that may be issued under the program, which is 700,000 shares. As of December 31, 2008, 79,301 deferred stock units were outstanding under the program.

Non-employee Directors Deferred Stock Unit Program.  Under the directors plan, members of the board of directors can choose to have all or a portion of their director fees paid in fully vested deferred stock units (at a minimum of 25 percent) commencing July 1, 2006. The date of grant and share price used to determine the number

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of deferred stock units is set on the fifth business day after the end of the quarter in which the services are rendered. Additionally, to cover taxes directors may choose to have up to 50 percent of their deferred stock units paid in cash at the date the underlying common shares are to be issued based on the share price at that time. During 2006, elections were made in June. Subsequent annual deferred elections will be made in December for the following year. Deferred stock units are granted each quarter based on the director fees earned in the prior quarter and the fair market value of the stock on the date of grant. The first grant was made in October 2006 for the September 30, 2006 quarter. Directors’ fees, whether payable in cash or in stock units, are expensed in the quarter the services are rendered. The maximum number of deferred stock units that can be settled in cash at the option of the holder is recorded as a liability (included in deferred compensation) and adjusted each quarter to current fair value until settlement occurs. The fair value of the portion of the deferred stock units issuable in shares are fixed at the date of grant and are included in additional paid-in capital. In order to satisfy certain regulatory requirements in preparation for the planned listing of our common stock on The NASDAQ Capital Market, on August 6, 2007 we amended the Non-employee Director Deferred Stock Unit Program to impose a maximum 10-year term for the program (from the original adoption date, which was May 18, 2006) and establish a maximum number of shares that may be issued under the program, which is 400,000 shares. As of December 31, 2008, 165,982 deferred stock units were outstanding under the program.

Common shares underlying the vested stock units in the employee and director plans are issued at the earlier of the payout date specified by the participant (which is at least two years from the applicable election deadline), a change in control event as defined, or the month following the participant’s death.

Option Arrangements Outside of Plans.  In addition to the option plans described above, we also issued options to certain executives outside the option plans. on March 3, 2003, we granted options to purchase 250,000 shares of common stock to our then President and Chief Operating Officer (the former President). The options were granted at $6.75 per share; 83,333 of the options were available for accelerated vesting based on the attainment of certain milestones and objectives or five years, whichever came first. Twenty-five percent of the remaining 166,667 options vested on the first anniversary with the balance ratably over three years. When the former officer separated from the Company in September 2006, 145,833 of the 166,667 options had vested and the 83,333 unvested options which would cliff vest on the fifth anniversary were forfeited. Pursuant to the original terms of the grant, the former officer was entitled to continue vesting in 20,834 options for one year. The expense related to the unvested options retained by the former officer (net of reversal of expenses on the forfeited options) was included in the $0.3 million severance charge recorded in the third quarter of 2006. During the three months ended December 31, 2007, the former President exercised the 166,667 options for $1.1 million in cash ($6.75 per share).

On December 15, 2003, we granted 333,333 options to purchase common stock to our former Chief Executive Officer. The options were granted at $12.81 per share; 33,333 of these options were available for accelerated vesting based on the attainment of certain milestones and objectives or five years, whichever comes first. Twenty-five percent of the remaining options vested immediately with the balance ratably over three years. These milestones were not met at the time our former CEO resigned on September 30, 2008. We recorded a $0.1 million reduction in the stock-based compensation expense during the third and fourth quarter of 2008 to reverse stock-based compensation expense related to the forfeited options.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), which is effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address accounting for uncertainty in tax positions. It clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption is recorded as an adjustment to beginning retained earnings. Because of our historical losses, FIN 48 did not have a significant effect on our accounting and disclosure for income taxes. As of the adoption date and at December 31, 2008, we had no unrecognized tax benefits and do not expect a material change in the next 12 months.

The composition of the federal and state income tax provision (benefit) from continuing operations is as follows:

	Years Ended December 31,
	2006	2007	2008
	(In thousands)

Federal	$(163)	$—	$—
State	(29)	—	—

Total	$(192)	$—	$—

The 2006 tax benefit is the result of current year pre-tax book losses being utilized against pre-tax book income from discontinued operations. There is an offsetting tax provision within discontinued operations. As such, we reported no net income tax expense from continuing and discontinued operations combined in each of the three years due to our operating losses.

The following table summarizes the tax effects of temporary differences, which give rise to significant portions of the deferred tax assets as of December 31:

	2007	2008
	(In thousands)

Deferred tax assets (liabilities):
Depreciation and amortization	$454	$500
Nondeductible reserves and accruals	3,077	2,015
Stock-based compensation	1,999	2,065
Other	91	92

	5,621	4,672
Valuation allowance	(5,621)	(4,672)

Net deferred tax assets	$—	$—

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual income tax expense differs from amounts computed by applying the United States federal income tax rate of 34 percent to pretax loss as a result of the following:

	Years Ended December 31,
	2006	2007	2008
	(In thousands)

Computed expected tax benefit	$(3,831)	$(3,042)	$(2,861)
Increase in valuation allowance	4,296	2,678	1,602
State taxes	(19)	1	0
Warrants	(1,264)	—	—
Merger expenses	—	—	833
Stock-based compensation	284	292	348
Other nondeductible expenses	342	71	78

Actual tax expense (benefit)	$(192)	$—	$—

As of December 31, 2008, we have federal and California net operating loss carryforwards of $131.1 million and $34.3 million, respectively. We also have approximately $23.5 million in net operating loss carryforwards in various other states. The federal net operating loss carryforwards begin to expire in 2011 and the state net operating loss carryforwards begin to expire in 2008. We also have federal and state capital loss carryforwards in the amount of $39.6 million and $30.0 million, that begin to expire in 2009, respectively. In addition, we have federal and state research and experimentation credit carryforwards of $0.9 million and $0.2 million, respectively. The federal research and experimentation credit carryforwards begin to expire in 2017 and the state research and experimentation credit carryforwards do not expire.

Under Internal Revenue Code (IRC) Sections 382 and 383 and similar state provisions, ownership changes will limit the annual utilization of net operating loss, capital loss and tax credit carryforwards existing prior to a change in control that are available to offset future taxable income and taxes due. Based upon the equity transactions since our formation, some or all of our existing net operating loss, capital loss and tax credit carryforwards may be subject to annual limitations under IRC Sections 382 and 383. We have not performed an analysis to determine whether an ownership change or multiple ownership changes have occurred for tax reporting purposes due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If a study were to be performed, specific limitations on the available net operating loss and tax credit carryforwards may result. Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as unrecognized tax benefit under FIN 48. Effective January 1, 2007, we have also removed the deferred tax assets related to these losses and tax credit carryforwards and the offsetting valuation allowances. These amounts are no longer recognized until they can be measured after a Section 382 analysis is completed. Since any recognizable deferred tax assets would be fully reserved, future changes in our unrecognized tax benefits will not impact our effective tax rate. We have also established a full valuation allowance for other deferred tax assets due to uncertainties surrounding our ability to generate future taxable income to realize these assets.

We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

11.	Collaborative and Other Agreements

Minority Investment in Sanarus Medical, Inc.

We hold a minority interest in Sanarus Medical, Inc. a privately held medical device company. The investment had a carrying value of $0.9 million and was included in investments and other assets. At December 31, 2007 and 2008, our voting interest was approximately 4.1 percent and 4.3 percent, respectively, on an as-converted fully

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted basis. Since we do not exercise significant influence over the operations of Sanarus (“Sanarus”), the investment is accounted for on the cost method.

Current capital market conditions have adversely affected small and start-up companies which require continual access to financing for operations and growth. The independent auditor’s report for the 2007 financial statements of Sanarus included an explanatory paragraph, to the effect that there is substantial doubt about Sanarus’s ability to continue as a going concern. In the fourth quarter of 2008, we determined that the fair value of our investment has declined below the carrying value and that the impairment was other-than-temporary. As such, we have recorded an impairment charge of $0.9 million. Our determination is based on fund raising results by the investee in the fourth quarter of 2008, comparable valuation of similar companies, Sanarus’s financial condition and liquidity constraints and uncertainty regarding access to credit. We are also considering divesting our investment though no expression of interest has been received. We have utilized Level 2 inputs in estimating the fair value of our minority equity interest at December 31, 2008, including market capitalizations and market multiples of publicly traded comparable companies. Prior to 2008, there were no identified indicators of impairment or events that adversely affected Sanarus. In accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, we did not estimate a fair value for this investment in 2007 and prior periods since the value of privately held early stage companies was not readily determinable and it was not practicable to develop such estimates.

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

Since repayment of amounts advanced under the agreement is contingent upon the successful development, commercialization and licensing of the technology and is not reasonably assured, these advances are expensed as incurred. We recorded $0.5 million of research and development costs in each of the three years ended December 31, 2008, 2007 and 2006 in connection with the Agreement.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases

We lease office space and equipment under operating leases, which expire at various dates through 2012. Some of these leases contain renewal options and rent escalation clauses. During 2007, we entered into a capital lease agreement for certain office equipment valued at $0.1 million. The lease agreement expires in 2012. Minimum lease payments due within the next twelve months are classified as current liabilities on our balance sheet. In calculating the capital lease obligation, we used the incremental borrowing rate available through our credit facility with Silicon Valley Bank. Future minimum lease payments by year and in the aggregate under all non-cancelable capital and operating leases are as follows (in thousands):

	Capital	Operating
	Lease	Leases

Year ending December 31, 2009	$34	$612
2010	34	168
2011	34	6
2012	—	2
Thereafter	—	—

Total minimum lease payments	$102	$788

Amount representing interest	14

Present value of minimum lease payments	$88

Rental expense during 2006, 2007 and 2008 was $0.8 million, $0.7 million and $0.7 million, respectively.

Employment Agreements

We have entered into employment agreements with certain executives which provide for annual base salaries and incentive payments of up to 40% percent of base salary subject to attainment of corporate goals and objectives pursuant to incentive compensation programs approved by our board of directors, stock options and restricted stock units. The agreements provide for severance payments if the executive is terminated other than for cause or terminates for good reason as defined.

On October 14, 2008, we entered into an agreement with our former CEO Paul W. Mikus that terminated his indemnification agreement in exchange for our waiver of certain severance and legal fee reimbursement rights. As a result of this new agreement, we are no longer obligated to pay any future legal costs for Mr. Mikus. The agreement also provided that our obligation to pay for legal costs incurred by our former CEO in August 2008 and September 2008 was limited to the $0.5 million that we received from the former CEO as restitution.

Indemnification Agreements

We have entered into customary indemnification agreements with certain officers and directors against expenses, judgments, fines, and amounts paid in settlement by them in connection with litigation or regulatory proceedings when they act in such capacities. The terms of the indemnification requires that such officer or director

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has acted in good faith, or not opposed to, the best interests of the corporation and, with respect to any criminal action has no reasonable cause to believe his or her conduct was unlawful.

Employee Benefit Plans

We have a 401(k) savings plan covering substantially all employees. The Plan currently provides for a discretionary match of amounts contributed by each participant as approved by the Compensation Committee of the Board of Directors. No matching contributions were made in 2006, 2007 or 2008.

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

Governmental Legal Proceedings

As reported in the Form 8-K that we filed on July 20, 2006, we executed a consent to entry of judgment in favor of the SEC on July 14, 2006 and entered into a non-prosecution agreement with the DOJ on July 18, 2006. These two agreements effectively resolved with respect to us the investigations begun by the SEC and by the DOJ in January 2003, regarding allegations that we and certain of our former officers (including our former CEO and our former CFO) and certain former directors and one current employee issued, or caused to be issued, false and misleading statements regarding our financial results for 2001 and 2002 and related matters. Under the terms of the consent judgment with the SEC: (i) we paid $750,000 in civil penalties and disgorgement; and (2) we agreed to a stipulated judgment enjoining future violations of securities laws. On April 7, 2006, we entered into an escrow agreement with our outside counsel, pursuant to which we placed the $750,000 anticipated settlement in escrow with our outside counsel at the request of the SEC staff. The funds were released from the escrow to the SEC in August 2006. A liability for the monetary penalty was accrued in 2004.

On August 9, 2006, the SEC filed civil fraud charges in federal district court against the former CEO and CFO related to our historical financial reporting issues and related matters, which were the subject of the aforementioned investigations. On April 9, 2007, these two former officers were indicted by a federal grand jury in Orange County, California for multiple counts of felony. Although we terminated both officers in 2003, we were contractually obligated to advance legal fees for their defense under indemnification agreements. As further discussed below, our directors’ and officers’ liability insurance had funded litigation settlements and losses related to these matters, including defense costs for these and other former officers and directors. As of March 31, 2008, we had exhausted all remaining available coverage under the applicable excess directors and officers’ liability policy and began funding the payments with our cash reserves.

Under a prior agreement, the former CEO and the former CFO each agreed to repay us severance and related amounts they received upon separation in 2003 — $750,000 in the case of the former CEO and approximately $666,000 in the case of the former CFO) — upon either (i) his conviction in a court of law, or entering into a plea of guilty or no contest to, any crime directly relating to his activities on behalf of Endocare during his employment, or (ii) successful prosecution of an enforcement action by the SEC against him.

In August and October 2008, we entered into agreements with the former CFO and former CEO, respectively, pursuant to which their indemnification agreements were terminated in exchange for our waiver of the severance and legal fee reimbursement rights. As a result of these new agreements, we are no longer obligated to pay any future legal costs for these former officers. The agreement with the former CEO in October 2008 also provides that our obligation to pay for his legal costs incurred in August 2008 and September 2008 is limited to the amount, if any,

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that we receive from the former CEO as restitution. Under this provision, we received $0.5 million from our former CEO as restitution payments in October, 2008 and applied the funds to his legal costs in August and September 2008. These former officers have recently entered into plea agreements with the DOJ to resolve the criminal cases against them.

The United States Federal Trade Commission (FTC) has opened an investigation into whether the proposed Merger with Galil violates Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18, or Section 5 of the FTC Act, as amended, 15 U.S.C. § 48. The parties are cooperating fully with the FTC’s investigation and are in the process of providing the FTC with information and materials. We cannot provide any assurance that the FTC’s investigation will not delay or prevent the consummation of the Merger.

Shareholder Class Action and Derivative Lawsuits

In November 2002, we were named as a defendant, together with certain former officers in a class-action lawsuit filed in the United States District Court for the Central District of California. On December 6, 2002, Frederick Venables filed a purported derivative action against us and certain former officers and a former director in California. Both actions were based upon allegations that the defendants issued false and misleading statements regarding our revenues and expenses in press releases and SEC filings. In late 2004, we executed settlement agreements for both actions in exchange for the plaintiff’s release of all claims. Under the settlement agreements, we paid a total of $9.45 million in cash, which was funded by our directors’ and officers’ liability insurance carriers prior to December 31, 2004.

The settlements referenced above, the related legal and defense costs and costs under our indemnification agreements with former officers and directors were covered under four directors’ and officers’ liability insurance policies in effect at that time, with limits of $5 million each and aggregate coverage of $20 million. All coverage has been exhausted as of March 31, 2008.

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

On September 11, 2007, we entered into a binding memorandum of understanding (MOU) with KPMG to dismiss the litigation and to grant mutual releases to each party. In addition, KPMG paid us a settlement amount of $1.0 million and returned to us audit fees paid in the amount of $0.2 million on October 11, 2007. Under a preexisting contingency fee agreement, we were required to pay one-third of the settlement amount and one-third of the returned fees to our outside litigation counsel. The net recovery of $0.7 million was recorded as a litigation settlement recovery in the 2007 consolidated statement of operations.

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

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Measurements

We adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for our financial assets and liabilities. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis (at least annually). Therefore, we adopted the provisions of SFAS No. 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. Under this standard, fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify our money market funds as Level 1 assets. As of December 31, 2008, we had $2.0 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. As discussed in Note 11 — “Collaborative and Other Agreements,” we have utilized Level 2 inputs in 2008 to estimate the fair value of our minority investment in a privately held medical device company. We do not hold any Level 3 instruments.

We do not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a nonrecurring basis to have a material impact on the consolidated financial statements. However, we will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

On January 1, 2008, we also adopted the provision of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows an entity to voluntarily choose to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize the unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. We have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles (GAAP).

14.	Bank Line of Credit

As described above in Note 2 — “Recent Operating Results and Liquidity,” on October 26, 2005, we entered into a one-year credit facility with Silicon Valley Bank (the Lender), which provided up to $4.0 million in borrowings for working capital purposes in the form of a revolving line of credit and term loans (not to exceed

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$500,000). The agreement was amended on various dates during 2006 and 2007. On February 8, 2008 the agreement was further extended to expire on February 26, 2009, as described below.

The credit facility permits borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory, but availability of funds is ultimately subject to the good faith business judgment of the Lender. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all accounts receivable collections which are held in trust for the Lender. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on the effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility. A termination fee will also be assessed if the credit facility is terminated prior to expiration. As of December 31, 2008 and December 31, 2007, there was $1.9 million and $0.9 million respectively, outstanding on the line of credit. The weighted average interest rate at December 31, 2007 and 2008 was 10.18% and 6.60% respectively.

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

The agreement governing the credit facility contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the Lender. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the Lender to which all collections are deposited. Under the subjective acceleration clause, the Lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the Lender against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal to or greater than the sum of a base amount ($1,000 as of December 31, 2008) plus 25 percent of all consideration received from issuing equity securities and subordinated debt and 25 percent of positive consolidated net income in each quarter.

We were not in compliance with the minimum tangible net worth covenant for the months September 2006 to November 2006. On December 22, 2006, we signed an amendment to the agreement governing the credit facility. Among other things, the amendment (i) modified the borrowing base to increase the eligible accounts receivable from 80 percent to 85 percent and modified the definition of accounts that are ineligible under the borrowing base calculation; (ii) modified the loan margin as defined to 1.50 percent and (iii) waived non-compliance with the minimum tangible net worth requirements at September 30, 2006, October 31, 2006 and November 30, 2006, and modified the terms of the covenant. On February 23, 2007, the credit agreement was amended to further modify the minimum tangible net worth provision and to extend the maturity date to February 27, 2008. In February 2008, the maturity date was extended for one year.

As of December 31, 2008 and January 31, 2009, we were not in compliance with the minimum net worth covenant. On February 26, 2009, we received a waiver from the bank with respect to this noncompliance. The amendment and waiver revises the definition of tangible net worth as a “Base Amount” plus 25% of all consideration received after January 1, 2009 from equity issuances and the principal amount of subordinated

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt, plus 25% of the Company’s positive consolidated net income in each quarter ending after January 1, 2009. The amendment also provides new lower Base Amounts for February, March and April 2009. On February 26, 2009 the agreement was further extended to expire on May 27, 2009. Endocare is in discussions with the lender to obtain more permanent long-term financing.

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

15.	Related Party Transactions

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

The agreement also requires the seller to perform certain consulting services over 15 years for the consideration received. No consideration was allocated to the consulting agreement since its value could not be accurately measured. In January 2003, we extended a $344,000 loan to the seller to assist with the payment of related federal income taxes arising from the 2002 asset sale. The loan was secured by the shares issued, bore interest at 1.8 percent and was originally due in January 2005. In 2004 and 2006, we extended the maturity date to January 2006 and January 2007, respectively. We intend to enter into discussions with the borrower to extend the maturity date further, in exchange for cancellation of shares sufficient to pay accrued interest. The outstanding balance of the note has been charged to bad debts in 2006, and was included in general and administrative expenses. The accrued interest income in the amount of $25,000 was reversed in the fourth quarter of 2006.

16.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share data).

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$8,143	$7,930	7,599	$7,890

Cost of revenues	$2,505	$2,347	$2,275	$2,808

Net loss(a)	$(1,690)	$(2,032)	$(921)	$(3,773)

Net loss per share of common stock — basic and diluted	$(0.14)	$(0.17)	$(0.08)	$(0.31)
Weighted average shares of common stock outstanding — basic and diluted	11,785	11,802	11,972	12,044

ENDOCARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$7,546	$7,901	$7,326	$6,914

Cost of revenues	$2,622	$2,713	$2,171	$2,274

Net loss(a)	$(3,259)	$(2,264)	$(984)	$(2,435)

Net loss per share of common stock — basic and diluted	$(0.32)	$(0.21)	$(0.08)	$(0.21)
Weighted average shares of common stock outstanding — basic and diluted	10,313	10,916	11,595	11,640

(a)	Net loss in the fourth quarter of 2008 includes a $0.9 million impairment charge in the fourth quarter to fully reserve for our investment in a privately held medical device company. See Note 11 — “Collaborative and Other Agreements” for further discussion.

Net loss in the third quarter of 2008 includes a $0.8 million gain on recovery of note receivable. See Note 7 — “Dispositions and Discontinued Operations.”

Net loss in the third quarter of 2007 includes a $0.7 million gain on litigation settlement. See Note 12 — “Commitments and Contingencies.”

ENDOCARE, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at the	Additions			Balance at
	Beginning of	Charges to			the End of
	the Period	Operations	Other	Deductions	the Period
	(In thousands)
2006
Allowance for Doubtful Accounts and Sales Returns	$70	$36	$—	$(22)	$84
2007
Allowance for Doubtful Accounts and Sales Returns	$84	$8	$—	$(2)	$90
2008
Allowance for Doubtful Accounts and Sales Returns	$90	$76	$—	$(20)	$146

Amounts exclude discontinued operations.

EXHIBIT INDEX

The Merger Agreement and Stock Purchase Agreement, which have been filed as exhibits to this Annual Report on Form 10-K, have been included as exhibits to provide you with information regarding the terms of the transactions described therein and are not intended to provide any other factual information or disclosure about Endocare, Galil or the investors in the Financing. The representations, warranties and covenants contained in the Merger Agreement and Stock Purchase Agreement were made only for purposes of such agreements and as of a specific date, were solely for the benefit of the parties to such agreements, may be subject to limitations agreed upon by the contracting parties, including being qualified by disclosure schedules made for the purposes of allocating contractual risk between the parties thereto instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations and warranties may change after the dates of the Merger Agreement and the Stock Purchase Agreement, which subsequent information may or may not be fully reflected in Endocare’s public disclosures. Investors are not third-party beneficiaries under the Merger Agreement or the Stock Purchase Agreement and, in light of the foregoing reasons, should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Endocare, Galil, Orange Acquisitions, Ltd., the investors in the Financing or any of their respective subsidiaries or affiliates. Information regarding Endocare is provided elsewhere in this Annual Report on Form 10-K and Endocare’s other SEC filings, which are available at www.endocare.com and on the SEC’s website at www.sec.gov.

2	.1(1)	Stock Purchase Agreement, dated as of January 13, 2006, by and among Plethora Solutions Holdings plc, Endocare and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. Endocare agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2	.2(2)	$1,425,000 Secured Convertible Promissory Note, dated as of February 10, 2006, from Plethora Solutions Holdings plc to Endocare.

2	.3(3)	Agreement and Plan of Merger, dated as of November 10, 2008, by and among Endocare, Orange Acquisitions Ltd. and Galil Medical Ltd.

3	.1(4)	Restated Certificate of Incorporation.

3	.2(4)	Certificate of Amendment of Restated Certificate of Incorporation of Endocare.

3	.3(5)	Amended and Restated Bylaws of Endocare.

3	.4(6)	Amendment No. 1 to Amended and Restated Bylaws of Endocare.

3	.2(4)	Certificate of Designation of Series A Junior Participating Preferred Stock of Endocare.

4	.1(7)	Form of Stock Certificate.

4	.2(8)	Form of Series A Warrant.

4	.3(8)	Form of Series B Warrant.

4	.4(9)	Rights Agreement, dated as of March 31, 1999, between Endocare and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4	.5(10)	Amendment No. 1 to Rights Agreement, dated as of September 24, 2005, between Endocare and U.S. Stock Transfer Corporation.

10	.1(11)	Lease Agreement, dated as of November 26, 2001, by and between Endocare and The Irvine Company.

10	.2(11)†	Form of Indemnification Agreement by and between Endocare and its directors.

10	.3(11)†	Form of Indemnification Agreement by and between Endocare and its executive officers.

10	.4(12)†	1995 Director Option Plan (as amended and restated through March 2, 1999).

10	.5(13)†	1995 Stock Plan (as amended and restated through December 30, 2003).

10	.6(14)†	Employment Agreement, dated as of December 15, 2003, by and between Endocare and Craig T. Davenport.

10	.7(15)†	Employment Agreement, dated as of August 11, 2004, by and between Endocare and Michael R. Rodriguez.

10	.8(16)†	2004 Stock Incentive Plan.

10	.9(17)†	2004 Non-Employee Director Option Program under 2004 Stock Incentive Plan.

10	.10(17)†	Form of Award Agreement Under 2004 Stock Incentive Plan.

10	.11(18)	Confidential Settlement Agreement and Release, dated as of February 18, 2005, by and between Endocare and Great American E&S Insurance Company.

10	.12(8)	Purchase Agreement, dated as of March 10, 2005, by and between Endocare and the Investors (as defined therein).

10	.13(8)	Registration Rights Agreement, dated as of March 10, 2005, by and between Endocare and the Investors (as defined therein).

10	.14(19)†	First Amendment to Employment Agreement with Craig T. Davenport, dated as of April 28, 2005.

10	.15(2)	Loan and Security Agreement, dated as of October 26, 2005, by and among Endocare, Timm Medical Technologies, Inc. and Silicon Valley Bank.

10	.16(2)	Commercialization Agreement, dated as of November 8, 2005, by and between Endocare and CryoDynamics, LLC.

10	.17(20)†	Employment Agreement, dated as of January 17, 2006, by and between Endocare and Clint B. Davis.

10	.18(21)	Amendment to Loan Documents, dated as of April 24, 2006, by and between Endocare and Silicon Valley Bank.

10	.19(22)	Amendment to Loan Documents, dated as of February 10, 2006, between Endocare, Timm Medical Technologies, Inc. and Silicon Valley Bank.

10	.20(23)†	Employee Deferred Stock Unit Program, effective as of May 18, 2006.

10	.21(23)†	Non-Employee Director Deferred Stock Unit Program, effective as of May 18, 2006.

10	.22(24)	First Amendment to Lease, dated as of May 19, 2006, between Endocare and The Irvine Company.

10	.23(24)*	Customer Quote, dated as of January 9, 2006, to Advanced Medical Partners, Inc.

10	.24(24)*	Amended and Restated Endocare Service Agreement, dated as of January 9, 2006, between Endocare and Advanced Medical Partners, Inc.

10	.25(25)	Common Stock Purchase Agreement, dated as of October 25, 2006, by and between Endocare and Fusion Capital Fund II, LLC.

10	.26(25)	Registration Rights Agreement, dated as of October 25, 2006, by and between Endocare and Fusion Capital Fund II, LLC.

10	.27(26)	Non-Prosecution Agreement, dated as of July 18, 2006, by and between Endocare and the Department of Justice.

10	.28(26)	Consent to Entry of Judgment, dated as of July 14, 2006, in favor of the Securities and Exchange Commission.

10	.29(27)†	Form of Retention Agreement.

10	.30(28)	Amendment to Loan Documents, dated as of December 22, 2006, by and between Endocare, Inc. and Silicon Valley Bank.

10	.31(29)†	Standard Form of RSU Agreement under 2004 Stock Incentive Plan.

10	.32(29)†	Form of RSU Agreement used for Mr. Davenport under 2004 Stock Incentive Plan.

10	.33(29)†	Summary Description of 2007 MICP.

10	.34(30)	Amendment to Loan Documents, dated as of February 23, 2007, by and between Endocare and Silicon Valley Bank.

10	.35(31)	Common Stock Subscription Agreement, dated as of May 24, 2007, by and between Endocare and Frazier Healthcare V, L.P.

10	.36(31)	Registration Rights Agreement, dated as of May 25, 2007, by and between Endocare and Frazier Healthcare V, L.P.

10	.37(32)†	First Amendment to Employee Deferred Stock Unit Program, dated August 6, 2007.

10	.38(32)†	First Amendment to Non-Employee Director Deferred Stock Unit Program, dated August 6, 2007.

10	.39(33)	Memorandum of Understanding, dated September 11, 2007, between Endocare and KPMG LLP.

10	.40(34)	Description of Non-Employee Director Compensation, as amended on December 20, 2007.

10	.41(34)†	Non-Employee Director RSU Program.

10	.42(34)†	Form of RSU Agreement under Non-Employee Director RSU Program.

10	.43(35)	Amendment to Loan Documents, dated as of February 8, 2008, by and between Endocare and Silicon Valley Bank.

10	.44(36)†	Third Amendment to Employment Agreement, dated February 28, 2008, between Craig T. Davenport and Endocare.

10	.45(36)†	Summary Description of 2008 MICP.

10	.46(3)	Stock Purchase Agreement, dated as of November 10, 2008, by and among Endocare, Inc. and the Purchasers set forth on the Signature Pages thereto.

10	.47(3)	Form of Voting Agreement between Endocare and certain shareholders of Galil Medical Ltd.

21	.1(37)	Subsidiaries of Endocare.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm to Endocare.

24.1		Power of Attorney (included on the signature page to this Form 10-K).

31.1		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Clint B. Davis.

31.2		Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

32.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Clint B. Davis.

32.2		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement.

*	Certain confidential portions of this exhibit were omitted and provided separately to the SEC pursuant to a request for confidential treatment.

(1)	Previously filed as an exhibit to Endocare’s Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to Endocare’s Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to Endocare’s Form 8-K filed on November 12, 2008.

(4)	Previously filed as an exhibit to Endocare’s Registration Statement on Form S-3 filed on September 20, 2001.

(5)	Previously filed as an exhibit to Endocare’s Form 10-K filed on March 16, 2004.

(6)	Previously filed as an exhibit to Endocare’s Form 8-K filed on March 5, 2008.

(7)	Previously filed as an exhibit to Endocare’s Form 10-K for the year ended December 31, 1995.

(8)	Previously filed as an exhibit to Endocare’s Form 8-K filed on March 16, 2005.

(9)	Previously filed as an exhibit to Endocare’s Form 8-K filed on June 3, 1999.

(10)	Previously filed as an exhibit to Endocare’s Form 8-K filed on June 28, 2005.

(11)	Previously filed as an exhibit to Endocare’s Form 10-K filed on March 29, 2002.

(12)	Previously filed as an exhibit to Endocare’s Registration Statement on Form S-8 filed on June 2, 1999.

(13)	Previously filed as an appendix to Endocare’s Definitive Proxy Statement filed on December 3, 2003.

(14)	Previously filed as an exhibit to Endocare’s Form 8-K filed on December 16, 2003.

(15)	Previously filed as an exhibit to Endocare’s Form 8-K filed on August 12, 2004.

(16)	Previously filed as an appendix to Endocare’s Definitive Proxy Statement filed on August 6, 2004.

(17)	Previously filed as an exhibit to Endocare’s Form 10-K filed on March 16, 2005.

(18)	Previously filed as an exhibit to Endocare’s Form 10-Q filed on May 10, 2005.

(19)	Previously filed as an exhibit to Endocare’s Form 8-K filed on May 3, 2005.

(20)	Previously filed as an exhibit to Endocare’s Form 8-K filed on January 12, 2006.

(21)	Previously filed as an exhibit to Endocare’s Form 8-K filed on April 25, 2006.

(22)	Previously filed as an exhibit to Endocare’s Form 8-K filed on May 10, 2006.

(23)	Previously filed as an exhibit to Endocare’s Form 8-K filed on May 22, 2006.

(24)	Previously filed as an exhibit to Endocare’s Form 10-Q filed on August 8, 2006.

(25)	Previously filed as an exhibit to Endocare’s Form 8-K filed on October 30, 2006.

(26)	Previously filed as an exhibit to Endocare’s Form 10-Q filed on November 9, 2006.

(27)	Previously filed as an exhibit to Endocare’s Form 8-K filed on December 13, 2006.

(28)	Previously filed as an exhibit to Endocare’s Form 10-Q filed on December 22, 2006.

(29)	Previously filed as an exhibit to Endocare’s Form 8-K filed on February 27, 2007.

(30)	Previously filed as an exhibit to Endocare’s Form 8-K filed on February 28, 2007.

(31)	Previously filed as an exhibit to Endocare’s Form 8-K filed on May 29, 2007.

(32)	Previously filed as an exhibit to Endocare’s Form 8-K filed on August 8, 2007.

(33)	Previously filed as an exhibit to Endocare’s Form 10-Q filed on November 6, 2007.

(34)	Previously filed as an exhibit to Endocare’s Form 10-K filed on March 17, 2008.

(35)	Previously filed as an exhibit to Endocare’s Form 8-K filed on February 11, 2008.

(36)	Previously filed as an exhibit to Endocare’s Form 8-K filed on March 5, 2008.

(37)	Not applicable because Endocare does not have any subsidiaries that constitute “significant subsidiaries” under Rule 1-02(w) of Regulation S-X.