Form 10-Q
period 2009-03-31
ENDOCARE INC
filed 2009-05-15
CIK 1003464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐; (2) Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files). (1) Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding at March 31, 2009 was 11,818,617.

Endocare, Inc. and Subsidiary

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Total revenues	$8,176	$8,143

Costs and expenses:
Cost of revenues	2,335	2,505
Research and development	578	569
Selling and marketing	3,678	3,828
General and administrative	3,461	3,040

Total costs and expenses	10,052	9,942

Loss from operations	(1,876)	(1,799)
Interest income (expense), net	(91)	109

Net loss	$(1,967)	$(1,690)

Net loss per share — basic and diluted	$(0.16)	$(0.14)

Weighted average shares of common stock outstanding	12,174	11,785
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,643	$2,685
Accounts receivable less allowances for doubtful accounts and sales returns of $141 and $146 at March 31, 2009 and December 31, 2008, respectively	5,839	5,076
Inventories, net	2,343	2,559
Prepaid expenses and other current assets	457	518

Total current assets	11,282	10,838
Property and equipment, net	796	628
Intangibles, net	2,451	2,576
Investments and other assets	75	75

Total assets	$14,604	$14,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,771	$3,638
Accrued compensation	2,891	1,955
Other accrued liabilities	2,996	3,007
Loan payable	2,817	1,880
Obligations under capital lease, current portion	27	26

Total current liabilities	12,502	10,506
Deferred compensation	144	77
Obligations under capital lease — less current portion	55	62
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,818,617 and 11,811,451 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	12	12
Additional paid-in capital	202,030	201,632
Accumulated deficit	(200,139)	(198,172)

Total stockholders’ equity	1,903	3,472

Total liabilities and stockholders’ equity	$14,604	$14,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDOCARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,967)	$(1,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	18	—
Depreciation and amortization	222	251
Stock-based compensation	414	728
Changes in operating assets and liabilities:
Accounts receivable	(763)	(976)
Inventories	(66)	(183)
Prepaid expenses and other assets	61	73
Accounts payable	133	179
Accrued compensation	988	(1,010)
Other liabilities	(11)	8

Net cash used in operating activities	(971)	(2,620)

Cash flows from investing activities:
Collection of notes receivable	—	1,560
Purchases of property and equipment	(2)	(7)

Net cash (used in) provided by investing activities	(2)	1,553

Cash flows from financing activities:
Payments under capital lease obligation	(6)	(6)

Borrowings on line of credit	1,000	—
Payments on line of credit	(63)
Payroll tax on issuance of restricted stock	—	(124)

Net cash provided by (used in) financing activities	931	(130)

Net decrease in cash and cash equivalents	(42)	(1,197)
Cash and cash equivalents, beginning of period	2,685	7,712

Cash and cash equivalents, end of period	$2,643	$6,515

Non-cash activities:
Transfer of inventory to property and equipment for placement at customer sites	$264	$115
Transfer of Cryocare Surgical Systems from property and equipment to inventory for sale	$—	$54
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
     Proposed Merger and Financing
     On November 10, 2008, Endocare and Galil Medical, Ltd. (“Galil”), a privately held Israeli cryoablation company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, Orange Acquisitions Ltd., a newly formed wholly owned subsidiary of Endocare in Israel, will merge with and into Galil (the “Merger”), with Galil continuing after the Merger as the surviving company and a wholly owned subsidiary of Endocare. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Galil will be converted into the right to receive shares of our common stock.
     At the effective time of the Merger, it is expected that 11,199,195 shares of Endocare common stock will be issued in the Merger and Endocare will assume the outstanding stock options of Galil. The exact conversion ratio cannot be calculated until immediately prior to the effective time of the Merger, but it is expected that approximately 33 ordinary shares of Galil will be converted into one share of Endocare common stock. Immediately following the effective time of the Merger and attributing ownership to Galil’s shareholders of shares to be deposited into the escrow account (the “Escrow Shares”), Galil’s shareholders will own approximately 48.0%, and Endocare’s stockholders will own approximately 52.0%, of Endocare’s common stock, without giving effect to the shares issuable pursuant to the concurrent Financing described below. The Merger will have no effect on the number of shares of common stock of Endocare owned by existing Endocare stockholders. Subject to receipt of regulatory approvals, including the closing of the pending investigation by the Federal Trade Commission (the “FTC”), and approvals by Endocare stockholders and Galil shareholders, we are seeking to close the Merger in the second quarter of 2009.
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

     Upon consummation of the Merger and the Financing, and attributing ownership to Galil’s shareholders of the Escrow Shares, existing Endocare stockholders will own approximately 38.5% of our outstanding common stock and the shareholders of Galil will own approximately 61.5% of our outstanding common stock. As a result, the Merger will be accounted for as a reverse acquisition and equity recapitalization in accordance with U.S. generally accepted accounting principles. Under this method of accounting, after completion of the Merger and the Financing, Endocare will be treated as the “acquired” company for financial accounting and reporting purposes, and the combined entity’s results of operations prior to completion of the Merger will be those of Galil. We are obligated to pay a transaction fee of $800,000 and a percentage of the Financing proceeds (estimated to be approximately $265,000) to our investment banker upon the closing of the Merger and Financing. An opinion fee of $450,000, which we previously paid, will be credited toward the $800,000 transaction fee. The Merger will be accounted for under the Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combination. Purchase consideration will be measured based on the fair value of equity instruments exchanged on the closing date. Consideration paid in excess of net tangible and intangible assets acquired will be recorded as goodwill. If the purchase consideration is less than the fair value of the net assets acquired, the difference will be recorded as a gain on the acquisition date.
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
     HealthTronics Proposal
     On April 9, 2009, we received a written proposal from HealthTronics, Inc. (“HealthTronics”), offering to purchase all of Endocare’s outstanding common stock for $1.25 per share, with Endocare stockholders having the ability to elect to receive either cash or HealthTronics’ common stock as consideration (the “HealthTronics Proposal”). The proposal is subject to negotiation of a definitive written agreement and due diligence. Our Board of Directors has determined that the HealthTronics Proposal could reasonably be expected to lead to a “Superior Proposal” as defined in the Merger Agreement and is in the process of further evaluating the HealthTronics Proposal, including conducting due diligence and collecting other information appropriate for such evaluation. Our Board of Directors has not determined that the HealthTronics Proposal is in fact a “Superior Proposal.”
2. Basis of Presentation
     Following the rules and regulations of the Securities and Exchange Commission (SEC), we have omitted footnote disclosures in this report that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying condensed consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 30, 2009.
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
3. Recent Operating Results and Liquidity
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2009 we had $2.6 million in cash and cash equivalents, all of which is borrowed under our line of credit and is payable on May 27, 2009 when the credit line is scheduled to expire. We are in discussions with the lender to obtain more permanent long-term financing, although such financing may not be available or available on terms acceptable to us.

     Net cash used in operations were $1.0 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively. We do not expect to reach positive adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) on an annual basis in 2009, both as a stand-alone company and as a combined company after the proposed Merger discussed in Note 1, and we expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investments to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions. In addition to working capital needs for our operations and growth initiatives, we incurred significant expenditures under indemnification obligations for our former officers and directors through the third quarter of 2008 and have large outstanding state and local tax liabilities as described below. In addition, we have incurred legal, accounting and other fees related to the proposed Merger and Financing.
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
     Although we have incurred significant payments under our indemnification agreements with certain former officers and directors in the past, we have no continuing obligations in the future. In August and October 2008, we entered into agreements with our former CFO and former CEO, respectively, who were under investigation by the SEC and the Department of Justice (DOJ), pursuant to which their indemnification agreements were terminated in exchange for our waiver of certain severance and legal fee reimbursement rights. As a result of these new agreements, we are no longer obligated to pay any future legal costs for these former officers. These former officers entered into plea agreements with the DOJ to resolve the criminal cases against them late in 2008. During 2008, we incurred expenses of $1.9 million relating to legal fees of former officers and former directors, and recorded insurance recoveries of $0.1 million. We have exhausted the remaining reimbursement available under this insurance coverage. See Note 10 — “Commitments and Contingencies” for additional discussion.
     We face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.1 million. The amount was fully accrued as of March 31, 2009. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
     During the quarter ended March 31, 2009 and the year ended December 31, 2008, we incurred $1.3 million and $2.4 million respectively, in relation to potential strategic transactions including the proposed Merger. We estimate that $1.1 million in additional legal and accounting expenses will be incurred in 2009 to complete the Merger and Financing and we will pay total transaction fees currently estimated at approximately $1.1 million from the Financing proceeds to our investment banker at closing. Expenditures related to the Merger are recorded as general and administrative expenses as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. Fees related to the Financing and share issuance will be recorded as a reduction of paid in capital. Consummation of the Merger is expected to continue to require a significant use of cash including post-closing integration costs, or, if the Merger is not consummated, any continued exploration of other strategic alternatives.
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
     If additional cash is required before we complete the Merger and Financing, we may access the remaining funds available under our $4.0 million bank credit facility. The funds we can borrow are based on eligible trade receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. During the first quarter of 2009, we borrowed an additional $1 million under our credit facility, bringing the total amount currently outstanding under the credit facility to $2.8 million. As of March 31, 2009, there was $1.2 million available for additional borrowing under the credit facility. Our credit facility contains a minimum tangible net worth covenant measured on a monthly basis. The future availability of funds from our bank credit facility is subject to many conditions, including the subjective acceleration clause and other provisions that are predicated on events not within our control. We cannot access the bank credit facility if we fail to comply with all covenants and borrowing conditions. If a waiver is not granted, the bank can accelerate the outstanding indebtedness under the credit facility and terminate the credit facility. Under the subjective acceleration clause, the bank can accelerate payment on all outstanding borrowings and cease to make further advances to us in the event of default or if the bank determines in its judgment that a material adverse change has occurred or will occur.
     We were not in compliance with the minimum tangible net worth covenant as of December 31, 2008 and January 31, 2009, and received a waiver from the bank with respect to this noncompliance on February 26, 2009. The waiver also redefines the minimum tangible net worth requirement and provides new lower net worth requirements for February through April 2009. There is no assurance that we will be able to comply with all borrowing requirements and covenants in future periods, that we can obtain a waiver if additional events of default occur or that the lender will not exercise the subjective acceleration clause. As of March 31, 2009, we were in compliance with all borrowing and covenant requirements.
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
     Our continuing losses, cashflow deficits and obligations, the scheduled expiration of our credit facility in May 2009, along with the contingencies in our funding sources, together raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
4. Private Placement of Common Stock and Warrants
March 2005 Private Placement
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
     Under the registration rights agreement, we could incur liquidated damages in the future (equal to one percent of the aggregate purchase price paid by each affected holder per month) if holders are unable to make sales under the registration statement (for example, if we fail to keep the registration statement current as required by SEC rules or if future amendments to the registration statement are not declared effective in a timely manner). The registration obligation remains outstanding until the earlier of the date on which all shares issuable upon exercise of the warrants have been issued and resold by the holders of the warrants or the date on which all such shares can be resold by the holders without registration. Accruals for liquidated damages, if any, will be recorded when they are probable and reasonably estimable.
     We adopted EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, as of January 1, 2009. The adoption of EITF 07-5 requires the March 2005 Private Placement warrants to be classified as a derivative liability until the earlier of the date the warrants are exercised or have expired. Additionally, we must remeasure the warrants’ fair value each quarter in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. The adoption of EITF Issue No. 07-5 did not have a significant impact on our financial condition, results of operations or cash flows.
5. Bank Line of Credit
     As described above in Note 3 — “Recent Operating Results and Liquidity,” on October 26, 2005, we entered into a one-year credit facility with Silicon Valley Bank (the Lender), which provided up to $4.0 million in borrowings for working capital purposes in the form of a revolving line of credit and term loans (not to exceed $500,000). On February 26, 2009, the agreement was extended to expire on May 27, 2009. We are in discussions with the lender to obtain more permanent long-term financing. However, such financing may not be available or available on terms acceptable to us.
     The credit facility permits borrowings up to the lesser of $4.0 million or amounts available under a borrowing base formula based on eligible accounts receivable and inventory, but availability of funds is ultimately subject to the good faith business judgment of the Lender. As amended, the borrowing base is (i) 85 percent of eligible accounts receivable, plus (ii) the lesser of 30 percent of the value of eligible inventory or $500,000. Borrowings are secured by all of our assets, including all accounts receivable collections which are held in trust for the Lender. Interest is payable monthly at prime rate plus 1.5 percent. The agreement requires a one-time commitment fee of $40,000 paid on the effective date and an annual facility fee equal to 0.5 percent of the unused portion of the facility. A termination fee will also be assessed if the credit facility is terminated prior to expiration. As of March 31, 2009 and December 31, 2008, there was $2.8 million and $1.9 million respectively, outstanding on the line of credit. The weighted average interest rate at March 31, 2009 and December 31, 2008 was $4.90% and 6.60% respectively. Additional paydowns net of borrowings since March 31, 2009, total $0.4 million. As of May 14, 2009 the outstanding balance on the line of credit was $2.4 million.
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
     The agreement governing the credit facility contains various financial and operating covenants that impose limitations on our ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends without the consent of the Lender. The credit facility also includes a subjective acceleration clause and a requirement to maintain a lock box with the Lender to which all collections are deposited. Under the subjective acceleration clause, the Lender may declare default and terminate the credit facility if it determines that a material adverse charge has occurred. If the aggregate outstanding advances plus reserves placed by the Lender against the loan availability exceeds 50 percent of the receivable borrowing base component as defined, or if a default occurs, all current and future lock box proceeds will be applied against the outstanding borrowings. The credit facility also contains cross-default provisions and a minimum tangible net worth requirement measured on a monthly basis. Tangible net worth must be equal to or greater than negative $2.0 million as of March 31, 2009.
     As of December 31, 2008 and January 31, 2009, we were not in compliance with the minimum net worth covenant. On February 26, 2009, we received a waiver from the bank with respect to this noncompliance. The amendment and waiver revises the definition of tangible net worth as a “Base Amount” plus 25% of all consideration received after January 1, 2009 from equity issuances and the principal amount of subordinated debt, plus 25% of the Company’s positive consolidated net income in each quarter ending after January 1, 2009. The amendment also provides new lower Base Amounts for February, March and April 2009. However, since the outstanding advances exceed 50 percent of the receivable borrowing base referred to above, beginning in March 2009, our lock-box proceeds have been applied daily to reduce the outstanding advances and we re-borrow the amount subject to the lender’s approval.
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
7. Capital Stock and Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Basic earnings per share also include contingently issuable shares (such as fully vested deferred and restricted stock units) as of the date all necessary conditions for issuance have been met. Diluted loss per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options, warrants, deferred stock units and restricted stock units that were outstanding during the respective periods presented. For periods when we reported a net loss, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants was 3.2 million and 3.9 million for the three months ended March 31, 2009 and 2008, respectively.
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
     Net stock-based compensation expense recorded in the three months ended March 31, 2009 and 2008 was $0.4 million and $0.7 million, respectively. These amounts are primarily included in selling and marketing and general and administrative expenses.
9. Inventories
     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves quarterly.
     The following is a summary of inventories:

	March 31,	December 31,
	2009	2008
Raw materials	$1,683	$1,831
Work in process	286	119
Finished goods	879	1,096

Total inventories	2,848	3,046
Less: inventory reserve	(505)	(487)

Inventories, net	$2,343	$2,559

10. Commitments and Contingencies
     Governmental Investigations and Legal Proceedings
     On August 9, 2006, the SEC filed civil fraud charges in federal district court against our former CEO and CFO related to our historical financial reporting issues and related matters. On April 9, 2007, these two former officers were indicted by a federal grant jury for multiple counts of felony. These charges arose from investigations begun by the SEC and DOJ in January 2003 of the Company and certain of our former officers and directors and one current employee. Under a prior agreement, the former CEO and the former CFO each agreed to repay us severance and related amounts they received upon separation in 2003 — ($750,000 in the case of the former CEO and approximately $666,000 in the case of the former CFO) — upon either (i) his conviction in a court of law, or entering into a plea of guilty or no contest to, any crime directly relating to his activities on behalf of Endocare during his employment, or (ii) successful prosecution of an enforcement action by the SEC against him.
     In August and October 2008, we entered into agreements with the former CFO and former CEO, respectively, pursuant to which their indemnification agreements were terminated in exchange for our waiver of the severance and legal fee reimbursement rights. As a result of these new agreements, we are no longer obligated to pay any future legal costs for these former officers. The agreement with the former CEO in October 2008 also provides that our obligation to pay for his legal costs incurred in August 2008 and September 2008 is limited to the amount, if any, that we receive from the former CEO as restitution. Under this provision, we received $0.5 million from our former CEO as restitution payments in October, 2008 and applied the funds to his legal costs in August and September 2008. These former officers have entered into plea agreements with the DOJ to resolve the criminal cases against them.
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
11. Income Taxes
     We reported no income tax expense during the three months ended March 31, 2009 and December 31, 2008 due to our operating losses. Due to our history of operating losses, management has determined that it is more likely than not that our deferred tax assets will not be realized through future earnings. Accordingly, valuation allowances were recorded to fully reserve the deferred tax assets as of March 31, 2009 and December 31, 2008.
     In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), we had no unrecognized tax benefits as of March 31, 2009 and do not expect a material change in the next 12 months.
     We recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.
12. Fair Value Measurement
     We adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for our financial assets and liabilities. Under this standard, fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis (at least annually). We adopted the provisions of SFAS No. 157 with respect to non-financial assets and liabilities that are not re-measured on a recurring basis on January 1, 2009. The adoption did not have a material impact on our condensed consolidated financial statements.
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
     The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify our money market funds as Level 1 assets. As of March 31, 2009, we had $1.1 million in money market securities included in cash and cash equivalents. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. We classify our March 2005 Private Placement warrants as Level 2 liabilities. As of January 1, 2009 and March 31, 2009, the fair value of our outstanding warrants was not significant. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. We did not hold any Level 3 instruments at March 31, 2009 and December 31, 2008.

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
13. Results of Operations
     Revenues and cost of revenues related to the following products and services for the periods ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Cryoablation disposable products	$5,914	$5,916
Cryocare Surgical Systems	393	433

	6,307	6,349
Cryoablation procedure fees	1,745	1,690
Cardiac royalties	130	113
Other	(6)	(9)

	$8,176	$8,143

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,294	$2,359
Cryocare Surgical Systems	41	146

	$2,335	$2,505

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
14. Subsequent Events
     In April 1999, we adopted a stockholder rights plan (the Plan) in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock held as of the close of business on April 15, 1999. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of us or to deprive our stockholders of their interest in the long-term value of Endocare. The rights, under the original plan, would be exercisable only if a person or group acquired 15 percent or more of Endocare’s common stock (subject to certain exceptions stated in the Plan) or announced a tender offer the consummation of which would result in ownership by a person or group of 15 percent or more of our common stock. At any time on or prior to the close of business on the first date of a public announcement that a person or group had acquired beneficial ownership of 15 percent or more of our common stock (subject to certain exceptions stated in the Plan), the rights would be redeemable for $0.01 per right at the option of the Board of Directors. The rights would expire at the close of business on April 15, 2009 (the Final Expiration Date), unless the Final Expiration Date was extended or unless we redeemed or exchanged the rights earlier.
     On March 26, 2009, we entered into an amendment to the Plan. The rights, as amended, will be exercisable only if a person or group acquires 20 percent or more of Endocare’s common stock (subject to certain exceptions stated in the Plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 20 percent or more of our common stock. At any time on or prior to the close of business on the first date of a public announcement that a person or group has acquired beneficial ownership of 20 percent or more of our common stock

(subject to certain exceptions stated in the Plan), the rights are redeemable for $0.03 per right at the option of the Board of Directors. The rights, as amended, will expire at the close of business on March 31, 2011 (the Final Expiration Date), unless the Final Expiration Date is extended or unless we redeem or exchange the rights earlier.
     On April 6, 2009, Terrance A. Noonan resigned from our Board of Directors. Mr. Noonan had previously taken a leave of absence from our Board of Directors on March 19, 2009 due to health reasons. Our Board of Directors appointed David L. Goldsmith as interim Chairman.
     On April 16, 2009 we adopted an amendment to extend the post-termination exercise periods of all of the stock options previously granted by us to Terrance A. Noonan, including stock options granted to Mr. Noonan in his capacity as a non-employee director and in his capacity as Interim CEO and President. The post-termination exercise periods are March 19, 2012 for stock options granted in his capacity as Interim CEO and President, and April 6, 2012 for stock options granted in his capacity as a non-employee director.
     On April 9, 2009, we received the HealthTronics Proposal, offering to purchase all of Endocare’s outstanding common stock for $1.25 per share, with Endocare stockholders having the ability to elect to receive either cash or HealthTronics’ common stock as consideration. The proposal is subject to negotiations of a definitive agreement and due diligence.
     On May 5, 2009, the SEC declared effective our Registration Statement on Form S-4 filed on January 23, 2009 and subsequent filed amendments. In connection with the proposed merger with Galil Medical Ltd., we had filed with the SEC this Registration Statement and subsequent amendments, which include a proxy statement/prospectus of Endocare, and other relevant documents concerning the transaction.
     Consistent with the terms of our credit facility agreement, since the outstanding advances exceed 50 percent of the receivable borrowing base, beginning on March 30, 2009, our lock-box proceeds have been applied daily to reduce the outstanding advances and we re-borrow the amount subject to the lender’s approval. Additional paydowns net of borrowings since March 31, 2009, total $0.4 million. As of May 14, 2009 the outstanding balance on the line of credit was $2.4 million.
     Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. NASDAQ Marketplace Rule 5550(b)(1) requires minimum stockholders’ equity of $2.5 million for continued listing on the NASDAQ Capital Market. As of March 31, 2009, our total stockholders’ equity was $1.9 million. We anticipate receiving notification from NASDAQ of our failure to comply with NASDAQ Marketplace Rule 5550(b)(1). Within 15 days following such notification we will be required to submit a plan of compliance to demonstrate how we intend to remedy this deficiency within the following 30-60 days and to sustain compliance for the next six to 12 months.
15. Recent Accounting Pronouncements
     In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements to jointly develop, manufacture, distribute and market a product whereby the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 31, 2008, which will be our fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative agreements existing as of the effective date. EITF No. 07-01 is currently effective and its adoption did not have a significant impact on our financial condition, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires companies to recognize all the assets acquired and liabilities assumed in a business combination and establishes the acquisition-date fair value as the measurement objective, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and re-measuring and writing down these assets, if necessary, in subsequent periods during their development. SFAS No. 141(R) will also impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, indemnification assets, and tax benefits. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS No. 160 regarding noncontrolling interests shall be applied retrospectively. We adopted SFAS No. 141(R) and SFAS No. 160 as of January 1, 2009, as required. At the effective time of the Merger, the accounting and business combination transaction will be recorded in accordance with both pronouncements. As of March 31, 2009, we have incurred $1.3 million related to legal and financial advisory expenses to evaluate potential strategic opportunities including the Merger. These expenditures were recorded as general and administrative expenses as incurred in accordance with SFAS No. 141(R). Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by Endocare stockholders and those of Galil and continued listing of Endocare common stock on the NASDAQ Capital Market.
     In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which the cost of a recognized intangible asset is amortized under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. FSP FAS No. 142-3 is currently effective and its adoption did not have a significant impact on our financial condition, results of operations or cash flows. We will be applying FSP FAS No. 142-3 on an ongoing basis to intangible assets acquired in our merger with Galil that we are seeking to close in the second quarter of 2009.
     In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF No. 07-5 provides guidance regarding financial statement presentation and disclosure of equity-linked financial instruments as well as guidance for bifurcation as derivatives. This EITF must be applied to determine whether freestanding equity derivatives (e.g. warrants, and forward contracts) or embedded equity derivatives features (e.g. conversion options) qualify for exclusion under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, specifically paragraph 11 (a) “contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholder’s equity in its statement of financial position.” EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008, which is our fiscal year 2009, and is applied as a change in accounting principle retrospective for all outstanding instruments as of the date of adoption. We adopted EITF Issue No. 07-5 as of January 1, 2009 and its adoption requires that the March 2005 Private Placement warrants be classified as a derivative liability until the earlier of the date the warrants are exercised or have expired. Additionally, we must remeasure the warrants’ fair value each quarter in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense. Concurrently with the adoption of EITF 07-5, we also adopted the guidance in FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). EITF 07-5 and FSP APB 14-1 are currently effective and their adoption did not have a significant impact on our financial condition, results of operations or cash flows.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this report, and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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
Recent Events
The Galil Merger
     On November 10, 2008, Endocare and Galil Medical, Ltd. (“Galil”), a privately held Israeli cryoablation company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, Orange Acquisitions Ltd., a newly formed wholly owned subsidiary of Endocare in Israel, will merge with and into Galil (the “Merger”), with Galil continuing after the Merger as the surviving company and a wholly owned subsidiary of Endocare. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Galil will be converted into the right to receive shares of our common stock.
     At the effective time of the Merger, it is expected that 11,199,195 shares of Endocare common stock will be issued in the Merger and Endocare will assume the outstanding stock options of Galil. The exact conversion ratio cannot be calculated until immediately prior to the effective time of the Merger, but it is expected that approximately 33 ordinary shares of Galil will be converted into one share of Endocare common stock. Immediately following the effective time of the Merger and attributing ownership to Galil’s shareholders of shares to be deposited into the escrow account (the “Escrow Shares”), Galil’s shareholders will own approximately 48.0%, and Endocare’s stockholders will own approximately 52.0%, of Endocare’s common stock, without giving effect to the shares issuable pursuant to the concurrent Financing described below. The Merger will have no effect on the number of shares of common stock of Endocare owned by existing Endocare stockholders. Subject to receipt of regulatory approvals, including the closing of the pending investigation by the Federal Trade Commission (the “FTC”), and approvals by Endocare stockholders and Galil shareholders, we are seeking to close the Merger in the second quarter of 2009.
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
     For additional information regarding the Merger and the Financing, see Note 1 — “Organization and Operations” to the March 31, 2009 financial statements included above in this Quarterly Report on Form 10-Q.
The April 2009 HealthTronics Proposal
     On April 9, 2009, we received a written proposal from HealthTronics, Inc. (“HealthTronics”), offering to purchase all of Endocare’s outstanding common stock for $1.25 per share, with Endocare stockholders having the ability to elect to receive either cash or HealthTronics’ common stock as consideration (the “HealthTronics Proposal”). The proposal is subject to negotiation of a definitive written agreement and due diligence. Our Board of Directors has determined that the HealthTronics Proposal could reasonably be expected to lead to a “Superior Proposal” as defined in the Merger Agreement and is in the process of further evaluating the HealthTronics Proposal, including conducting due diligence and collecting other information appropriate for such evaluation. Our Board of Directors has not determined that the HealthTronics Proposal is in fact a “Superior Proposal.”
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
     Today, the transition is largely complete. Therefore, we believe that revenue growth is one of our most important business metrics. Because our customers are now directly purchasing and carrying inventories of our disposables and because of the resulting variability of probe use across patients and applications, making precise determinations about how many procedures are performed is increasingly difficult. As a consequence, we decided that, beginning with our operating results for the three months ended December 31, 2007, we would report the number of cryoprobes sold during the period.
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

	Three Months Ended
	March 31,
	2009	2008

Estimated domestic cryoablation procedures	2,352	2,568

Number of cryoprobes sold
Straight probes	8,841	10,283
Right-angle probes	2,181	1,920

Total	11,022	12,203

     The number of cryoprobes sold represents the domestic sales of cryoprobes during the periods presented. Straight probes are typically, although not always, used in prostate procedures and right-angle probes are typically used in procedures other than prostate procedures.
Results of Operations
     Revenues and costs of revenues related to the following products and services for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Cryoablation disposable products	$5,914	$5,916
Cryocare Surgical Systems	393	433

	6,307	6,349

Cryoablation procedure fees	1,745	1,690
Cardiac royalties	130	113
Other	(6)	(9)

	$8,176	$8,143

Costs of Revenues:
Cryoablation disposable products and procedure fees	$2,294	$2,359
Cryocare Surgical Systems	41	146

	$2,335	$2,505

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
     General and administrative expenses primarily consist of salaries and related benefits and overhead costs for employees and activities in the areas of legal affairs, finance, information technology, human resources and administration. Fees for attorneys, independent auditors and certain other outside consultants are also included where their services are related to general and administrative activities. This category also includes reserves for bad debt and litigation losses less amounts recoverable under our insurance policies. Litigation reserves and insurance recoveries are recorded when such amounts are probable and can be reasonably estimated. During the period ended March 31, 2009, general and administrative expenses also include certain costs related to the proposed Merger.
     We account for equity awards to employees and non-employee directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R). As of March 31, 2009, there was $0.6 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 0.7 years less any stock options forfeited prior to vesting. Unrecognized compensation for restricted stock units was $1.7 million as of March 31, 2009 (assuming that all service and performance conditions will be met) and will be recognized over a weighted average period of 0.8 years. Compensation costs related to restricted stock units is recorded over the service period (2007 through 2009) if it is probable the performance conditions (profitability and sales goals) will be satisfied. Stock-based compensation expense recorded in the three months ended March 31, 2009 and 2008 was $0.4 million and $0.7 million, respectively.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenues

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Cryoablation disposable products	$5,914	$5,916	$(2)	0.0%
Cryocare Surgical Systems	393	433	(40)	(9.2)%

	6,307	6,349	(42)	(0.7)%
Cryoablation procedure fees	1,745	1,690	55	3.3%
Cardiac royalties	130	113	17	15.0%
Other	(6)	(9)	3	33.3%

	$8,176	$8,143	$33	0.4%

     The number of cryoprobes sold during the three months ended March 31, 2009 decreased by approximately 9.7 percent to 11,022 compared to 12,203 probes sold during this same period in 2008. The reduction in the number of cryoprobes sold was offset by higher average sales prices. Sales prices of both probes sold and used in procedures, increased 8.5 percent during the three months ended March 31, 2009 compared to this same period in 2008. This is largely caused by migration to higher priced probes, as well as annual price increases implemented in the second quarter of 2008. Sales of straight probes, which are typically, although not always, used in prostate cancer procedures decreased 14.0 percent and right-angle probes, which are typically used in procedures other than prostate cancer procedures, increased 13.6 percent.
     Revenues from sales of Cryocare Surgical Systems decreased primarily due to the sales mix of new versus fully refurbished systems. Sales prices and the number of Cryocare Surgical Systems sold both domestically and internationally remained consistent year over year.
     Cardiac royalty revenues increased due to increased sales by the licensee.
Cost of Revenues

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	$ Change
Cost of revenues	$2,335	$2,505	$(170)
Percent of revenues	28.6%	30.8%
     The decrease in cost of revenues is primarily due to a decrease in the volume of probes sold during the three months ended March 31, 2009 when compared to the same time period in 2008. The number of probes sold decreased 9.7 percent or 1,181 probes year over year. Additionally, due to sales mix of new versus fully refurbished Cryocare Surgical Systems, our cost of revenues decreased by $105,000 offset by an increase in procedures performed of $83,000.
Gross Profit and Gross Margin

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	$ Change
Cryoablation disposable products and procedure fees	$5,365	$5,247	$118
Cryocare surgical systems	352	287	65
Cardiac royalties and other	124	104	20

	$5,841	$5,638	$203

	Three Months Ended
	March 31,		Percentage
(percent of revenues)	2009	2008	Point Change
Cryoablation disposable products and procedure fees	65.6%	64.4%	1.2%
Cryocare Surgical Systems	4.3%	3.5%	0.8%
Cardiac royalties	1.5%	1.3%	0.2%

	71.4%	69.2%	2.2%

     The increase in gross margin (gross profit as a percentage of revenues) of disposable products and procedure fees was primarily related to price increases offset by a decrease in the number probes sold year over year. Our manufacturing costs remained consistent year over year. Additionally, there was no significant adjustment to inventory reserves for slow moving and obsolete inventory for the three months ended March 31, 2009 when compared to the $0.1 million adjustment that was recorded over the same time period in 2008. The increase in gross margin of Cryocare Surgical Systems was primarily related to product mix, as well as the mix of new versus fully refurbished systems sold. The increase in cardiac royalties was related to increased sales by the licensee.
Research and Development Expenses

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Research and development expenses	$578	$569	$9	1.6%
Percent of total revenues	7.1%	7.0%
     Expenses related to clinical studies for the three months ended March 31, 2009 have remained consistent with the same period last year. In both 2008 and 2009, we have focused a significant portion of our research dollars on those areas in which cryoablation research is required to substantiate reimbursement codes and coverage.
Selling and Marketing Expenses

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Selling and marketing expenses	$3,678	$3,828	$(150)	(3.9)%
Percent of total revenues	45.0%	47.0%
     The decrease is primarily due to cost reduction initiatives implemented in the first quarter of 2009 that resulted in a net savings of $0.3 million. Additionally, reductions in incentive and stock-based compensation expenses of $0.1 million further contributed to the overall decrease. Cost savings were offset by increases in sales commissions of $0.1 million and promotional expenses of $0.1 million.
General and Administrative Expenses

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
General and administrative expenses	$3,461	$3,040	$421	13.8%
Percent of total revenues	42.3%	37.3%
     The increase was primarily due to higher legal and accounting fees of $0.9 million related to expenses incurred in relation to our pending merger with Galil Medical. The expenditures were recorded as general and administrative expenses in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 (R), Business Combinations. The increase was offset by a reduction in stock-based compensation expense of $0.2 million related to the departure of our former interim CEO as well as a reduction in accrued performance-based restricted stock units expense when compared to a year ago. Additionally, the increase was offset by a reduction of $0.2 million due to timing of progress on the resolution of past due state and local tax obligations, which are primarily sales and use tax obligations. The reduction includes an amnesty of $87,000 granted to us by a state and local tax authority in March 2009. The remaining variance is the net savings achieved due to cost reduction initiatives implemented during the first quarter of 2009.
Interest Income (expense), Net

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Interest income (expense), net	$(91)	$109	$(200)	(183.5)%
Percent of total revenues	(1.1)%	1.3%

     Interest income, net in the 2009 and 2008 periods includes interest income earned from the investment of our cash balances, as well as interest expense related to our line of credit. Interest income decreased in the first quarter of 2009 due to lower cash balances and lower average yield rates from our investments. Additionally, the collection in full of our note receivable from SRS Medical resulted in no interest income recorded on the note during the three months ended March 31, 2009. The note was fully satisfied in August 2008 and no future interest payments will be received. We continue to accrue interest expense on past due state and local tax obligations until resolutions are reached with the applicable tax authorities.
Net Loss

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Net loss	$(1,967)	$(1,690)	$277	16.4%
Percent of total revenues	(24.1)%	(20.8)%
     Net loss for the three months ended March 31, 2009 was $0.16 per basic and diluted share on 12.2 million weighted average shares outstanding, compared to a net loss of $0.14 per basic and diluted share on 11.8 million weighted average shares outstanding during the same period in 2008.
Liquidity and Capital Resources
     Since inception, we have incurred losses from operations and have reported negative cash flows. As of March 31, 2009 we had $2.6 million in cash and cash equivalents and $2.8 million of the cash balance is borrowed under our line of credit and is payable May 27, 2009. We are in discussions with the lender to obtain more permanent long-term financing, although such financing may not be available or available on terms acceptable to us. Net cash used in operations was $1.0 million during the three months ended March 31, 2009 and $2.6 million during the three months ended March 31, 2008. We do not expect to reach positive adjusted Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) on an annual basis in 2009, both as a stand-alone company and as a combined company after the proposed Merger discussed in Note 1 — “Organization and Operations” to the March 31, 2009, financial statements. We expect to continue to generate losses from operations for the foreseeable future. These losses have resulted in part from our continued investment to gain acceptance of our technology and investment in initiatives that we believe should ultimately result in cost reductions. In addition to working capital needs for our operations and growth initiatives, we have also incurred significant expenditures under indemnification obligations for our former officers and directors through the third quarter of 2008 and have large outstanding state and local tax liabilities as described below. In addition, we have incurred legal, accounting and other fees related to the proposed Merger and Financing.
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
     Through December 31, 2008 we incurred significant payments under our indemnification agreements with certain former officers and directors. These costs, net of insurance recoveries totaled $1.8 million for the year ended December 31, 2008. Our obligations to indemnify our former CFO and former CEO were terminated in August and October 2008, respectively.
     We continue to face large cash expenditures in the future related to past due state and local taxes, primarily sales and use tax obligations, which we estimate to be approximately $2.1 million and was fully accrued as of March 31, 2009. We are in the process of negotiating resolutions of the past due state and local tax obligations with the applicable tax authorities. However, there is no assurance that these obligations will be reduced as a result of the negotiations or that we will be allowed to pay the amounts due over an extended period of time.
     During the quarter ended March 31, 2009 and the year ended December 31, 2008, we incurred $1.3 million and $2.4 million respectively, in relation to potential strategic transactions including the proposed Merger. We estimate that $1.1 million in additional legal and accounting expenses will be incurred in 2009 to complete the Merger and Financing and we will pay total transaction fees currently estimated at approximately $1.0 million from the Financing proceeds to our investment banker at closing. Expenditures related to the Merger are recorded as general and administrative expenses as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. Fees related to the Financing and share issuance will be recorded as a reduction of paid in capital. Consummation of the Merger is expected to continue to require a significant use of cash including post-closing integration costs, or, if the Merger is not consummated, any continued exploration of other strategic alternatives.
     Our cash needs are not entirely predictable. We have historically financed our operations and growth through borrowings and equity financings. If the Merger and Financing are consummated, the net proceeds of the Financing will be used to finance the operations, costs of integration and cash flow needs of the combined company. The expected gross proceeds to Endocare of the proposed Financing are expected to be approximately $16.3 million. The closing of the Financing is subject to the concurrent closing of the proposed Merger and certain other conditions including the sale of shares with a minimum aggregate purchase price of $12.0 million. In the event that our available cash drops below $1.0 million for more than ten business days, Galil has the right to terminate the Merger Agreement.
     If additional cash is required before we complete the Merger and Financing, we may access the remaining funds available under our $4.0 million bank credit facility. The funds we can borrow are based on eligible receivables and inventory as defined. The credit facility includes a subjective acceleration clause and a requirement to maintain a lock box with the lender, the proceeds from which will be applied to reduce the outstanding borrowings upon our default or if other conditions are met. During the first quarter of 2009, we borrowed an additional $1.0 million under our credit facility, bringing the total amount currently outstanding under the credit facility to $2.8 million. As of March 31, 2009, there was $1.2 million available for additional borrowing under the credit facility. Our credit facility contains a minimum tangible net worth covenant measured on a monthly basis. The future availability of funds from our bank credit facility is subject to many conditions, including the subjective acceleration clause and other provisions that are predicated on events not within our control. We cannot access the bank credit facility if we fail to comply with all covenants and borrowing conditions. If a waiver is not granted, the bank can accelerate the outstanding indebtedness under the credit facility and terminate the credit facility. Under the subjective acceleration clause, the bank can accelerate payment on all outstanding borrowings and cease to make further advances to us in the event of default or if the bank determines in its judgment that a material adverse change has occurred or will occur.
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

     Our continuing losses, cashflow deficits and obligations, the scheduled expiration of our credit facility in May 2009, along with the contingencies in our funding sources, together raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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
     As of March 31, 2009, $1.1 million of our cash is invested in a money market mutual fund (the Citi Institutional Liquid Reserves) that includes in its investment portfolio commercial paper, time deposits, certificates of deposits, bank notes, corporate bonds and notes and U.S. government agency securities. Although the fund seeks to preserve the value of the investment at $1.00 per share, it is possible to lose our principal if the underlying securities suffer losses. As of January 31, 2009, the fund reported that certain securities within the portfolio are illiquid, in default, under restructuring or have been subject to a ratings downgrade. However, the fund continues to report a per share net asset value (NAV) of $1.00, representing the price at which investors buy (“bid price”) and sell (“redemption price”) fund shares from and to the fund company. The NAV is computed once at the end of each trading day based on the closing market prices of the portfolio’s securities. We believe that our investment has not been impaired and that we can withdraw our funds at any time without restriction. Effective September 2008, the federal government provided a temporary guarantee through April 30, 2009 on publicly traded or regulated money market mutual funds that elect to participate in the program. The guarantee may be extended through September 18, 2009 at the discretion of the U.S. Treasury Department. We will continue to monitor the value of the fund periodically for potential indicators of impairment.
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

     (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during our first fiscal quarter for 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to the legal proceedings described in Part I, Item 3, in the Form 10-K that we filed on March 30, 2009.
Item 1A. Risk Factors
     Please see our 2008 Annual Report on Form 10-K filed with the SEC on March 30, 2009 that includes a detailed discussion of our risk factors. There have been no material changes in our risk factors from those disclosed in the Form 10-K, except as set forth below.
We have a limited operating history with significant losses and can give no assurances when or whether we will ever be profitable or have capital sufficient to sustain our operations.
     We have yet to establish any history of profitable operations. We have incurred losses from operations of $1.9 million during the quarter ended March 31, 2009, and $8.6 million and $9.3 million for the fiscal years ended December 31, 2008 and 2007, respectively. As a result, at March 31, 2009 and December 31, 2008 we had an accumulated deficit of $200.1 million and $198.2 million, respectively. We have incurred net losses from continuing operations of $2.0 million in the quarter ended March 31, 2009, and $8.4 million and $8.9 million, during the fiscal years ended December 31, 2008 and 2007, respectively. We had an operating cash flow deficit of $1.0 million for the quarter ended March 31, 2009, and $8.1 million and $4.6 million, for the years ended December 31, 2008 and 2007, respectively. As of March 31, 2009, we had cash and cash equivalents of $2.6 million.
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
     Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, Endocare must satisfy minimum financial and other listing requirements. In addition, the issuance of Endocare common stock in the Merger and the Financing may constitute a “change of control” for purposes of NASDAQ Marketplace Rule 5635(b). Whether a “change of control” exists under NASDAQ Marketplace Rule 5635(b) is a facts and circumstances determination that is currently being undertaken by NASDAQ based on an evaluation of certain factors, such as changes in Endocare’s management, Board of Directors, voting power, ownership and financial structure as a result of the Merger and the Financing. If NASDAQ determines that the Merger and the Financing constitute a change of control of Endocare, Endocare will be required to submit a new original listing application with NASDAQ and comply with the NASDAQ Capital Market initial listing requirements, including a $4.00 minimum bid price, in order for Endocare’s common stock to continue to be listed on the NASDAQ Capital Market after consummation of the Merger and the Financing.
     In addition, NASDAQ Marketplace Rule 5550(b)(1) requires minimum stockholders’ equity of $2.5 million for continued listing on the NASDAQ Capital Market. As of March 31, 2009, our total stockholders’ equity was $1.9 million. Within 15 days following notification from NASDAQ, we will be required to submit a plan of compliance to demonstrate how we intend to remedy this deficiency within the following 30-60 days and to sustain compliance for the next six to 12 months.
     Further, NASDAQ Marketplace Rule 5550(a)(2) sets a minimum per share price of $1.00 for continued listing on the NASDAQ Capital Market. Endocare’s common stock has traded below $4.00 since July 21, 2008, and below $1.00 since May 7, 2009. The closing price of Endocare’s common stock as of May 14, 2009 was $0.90.
     There can be no assurance that Endocare will be able to retain its listing on the NASDAQ Capital Market if NASDAQ determines that the Merger and the Financing constitute a “change of control” or determines to delist Endocare for failure to meet the $2.5 million minimum stockholders’ equity or the $1.00 minimum bid price for continued listing.
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
Michael R. Rodriguez
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2009

EXHIBIT INDEX

Exhibit
No.	Description

2.1(1)	Stock Purchase Agreement, dated January 13, 2006, by and among the Company, Plethora Solutions Holdings plc and Timm Medical Technologies, Inc. The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

2.2(2)	$1,425,000 Secured Convertible Promissory Note, dated February 10, 2006, from Plethora Solutions Holdings plc to the Company.

2.3(13)	Agreement and Plan of Merger, dated as of November 10, 2008, by and among the Company, Orange Acquisitions Ltd. and Galil Medical Ltd.

3.1(3)	Restated Certificate of Incorporation.

3.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.

3.3(3)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on September 25, 2000.

3.4(4)	Certificate of Amendment of Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2007.

3.5(5)	Amended and Restated Bylaws of the Company.

3.6(6)	Amendment No. 1 to Amended and Restated Bylaws of the Company.

4.1(7)	Form of Stock Certificate.

4.2(8)	Form of Series A Warrant.

4.3(8)	Form of Series B Warrant.

4.4(9)	Rights Agreement, dated March 31, 1999, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C.

4.5(10)	Amendment No. 1 to Rights Agreement, dated June 24, 2005, between the Company and U.S. Stock Transfer Corporation.

4.6(11)	Amendment No. 2 to Rights Agreement, dated as of March 26, 2009, between Endocare and Computershare Trust Company, N.A. (as successor-in-interest to U.S. Stock Transfer Corporation) (including form of rights certificate).

10.1(12)	Limited Waiver and Amendment to Loan Documents, dated as of February 26, 2009, by and between Endocare, Inc. and Silicon Valley Bank.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Clint B. Davis.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

Exhibit
No.	Description

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Clint B. Davis.

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 for Michael R. Rodriguez.

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Form 8-K filed on January 18, 2006.

(2)	Previously filed as an exhibit to our Form 10-K filed on March 16, 2006.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on September 20, 2001.

(4)	Previously filed as an exhibit to our Form 8-K filed on August 21, 2007.

(5)	Previously filed as an exhibit to our Form 10-K filed on March 15, 2004.

(6)	Previously filed as an exhibit to our Form 8-K filed on March 5, 2008.

(7)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 1995.

(8)	Previously filed as an exhibit to our Form 8-K filed on March 16, 2005.

(9)	Previously filed as an exhibit to our Form 8-K filed on June 3, 1999.

(10)	Previously filed as an exhibit to our Form 8-K filed on June 28, 2005.

(11)	Previously filed as an exhibit to our Form S-4/A filed on April 8, 2009.

(12)	Previously filed as an exhibit to our Form 8-K filed on February 27, 2009.

(13)	Previously filed as an exhibit to our Form 8-K filed on November 12, 2008.